Form 10-K
period 2021-12-31
SMARTFINANCIAL INC.
filed 2022-03-14
CIK 1038773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $329.3 million. As of March 1, 2022, there were 16,888,848 shares outstanding of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2022, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial” or the “Company”) may, from time to time, make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, including statements regarding the effects of COVID-19, are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	weakness or a decline in the U.S. economy, in particular in Tennessee, and other markets in which we operate;
●	the possibility that our asset quality would decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business, including changes to statutes, regulations or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic;
●	negative changes in the real estate markets in which we operate and have our primary lending activities, which may result in an unanticipated decline in real estate values in our market area;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market, including as a result of increased remote working;
●	results of examinations by our primary regulators, the Tennessee Department of Financial Institutions (the “TDFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve as well as legislative, tax and regulatory changes that impact the money supply and inflation;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;
●	unanticipated credit deterioration in our loan portfolio or higher than expected loan losses within one or more segments of our loan portfolio;

●	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	uncertainty related to the impact of LIBOR calculations on our securities, loans and debt;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of the Company’s participation in and execution of government programs related to the COVID-19 pandemic;
●	the impact of the COVID-19 pandemic on the Company’s assets, business, cash flows, financial condition, liquidity, prospects and results of operations;
●	potential increases in the provision for loan losses resulting from the COVID-19 pandemic; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

SmartBank

SmartBank is a Tennessee-chartered commercial bank established in 2007 with its principal office in Pigeon Forge, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, leases, consumer loans and residential and commercial construction loans. Funds not invested in the loan and lease portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the Bank’s loans and lease and other investments include amortization and prepayment of loans and leases, sales of loans and leases or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans and leases, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses. As of March 1, 2022, SmartBank has 41 full-service bank branches and two loan production offices in select markets in East and Middle Tennessee, Alabama and the Florida Panhandle.

Fountain Acquisition

On May 2, 2021, the Company entered into a Purchase Agreement with members of Fountain Leasing, LLC (“Fountain”), a Tennessee limited liability company. Fountain, headquartered in Knoxville, Tennessee and founded in 2006, offered construction equipment financing to small and medium sized businesses throughout the Southeast, and maintained offices in Atlanta, Charlotte, Memphis and Nashville. The purchase was consummated May 3, 2021, with Fountain Leasing, LLC, members receiving $14 million in cash at closing, and the Company repaid approximately $46 million of Fountain Leasing, LLC indebtedness. Following the closing of the acquisition, on May 4, 2021, the Company changed the name of Fountain Leasing, LLC to Fountain Equipment Finance, LLC (“Fountain”).  The assets and liabilities of Fountain, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $2.4 million. As a result of the merger, the Company assets increased approximately $54 million, and liabilities increased approximately $683 thousand.

Sevier County Bancshares Merger

On April 13, 2021, the Company along with the Bank entered into an agreement and plan of merger (the “Merger Agreement”) with Sevier County Bancshares, Inc., a Tennessee corporation (“SCB”).  The merger was consummated September 1, 2021, with SCB stockholders receiving, either (i) $10.17 in cash (the “Per Share Cash Consideration”), or (ii) 0.4116 shares of Company common stock, par value $1.00 (the “Per Share Stock Consideration”). Pursuant to the terms of the Merger Agreement, (i) each SCB shareholder holding 20,000 shares or more of SCB common stock received the Per Share Stock Consideration and (ii) each SCB shareholder holding fewer than 20,000 shares of SCB common stock could elect to receive either the Per Share Stock Consideration or the Per Share Cash Consideration. After the merger, original stockholders of SmartFinancial owned approximately 90% of the outstanding common stock of the combined entity on a fully diluted basis while the previous SCB stockholders owned approximately 10%.  The assets and liabilities of SCB, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $17.2 million. As a result of the merger, the Company assets increased approximately $485 million, and liabilities increased approximately $443 million.

Progressive Merger

On October 29, 2019, the Company along with the Bank entered into an agreement and plan of merger with Progressive Financial Group, Inc. ("PFG"), a Tennessee corporation. The merger was consummated on March 1, 2020, with PFG stockholders receiving stock of the Company. After the merger, original stockholders of SmartFinancial owned approximately 92% of the outstanding common stock of the combined entity on a fully diluted basis while the previous PFG stockholders owned approximately 8%.  The assets and liabilities of PFG, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $8.8 million. As a result of the merger, the Company assets increased approximately $301 million, and liabilities increased approximately $272 million.

Human Capital Resources

The Bank is committed to building a culture where associates thrive and are empowered to be leaders.  Being trustworthy, loyal, and innovative are some of the characteristics exemplified by our associates.  Our culture is defined by our core values of Act with Integrity, Be Enthusiastic, Create Positivity, Demonstrate Accountability and Embrace Change.  We foster a work environment that respects individual needs, establishes high expectations, and recognizes achievement.  Associates are inspired to be involved in their communities and show great care for clients.  We refer to that as creating “WOW” experiences.  Our leadership team empowers associates to make decisions and find opportunities to add value.  We invest in a healthy work-life balance, competitive compensation and benefit packages and a vibrant, team-oriented environment centered on professional service and open communication among associates. We hold ourselves accountable to that by participating in an annual engagement survey to solicit feedback from our associates.  The results of the survey mold our initiatives so that we can focus on being a great place to work and do business with.  In 2017, 2018, 2019, 2020, and 2021 we were nominated as a Top Workplace by the Knoxville News Sentinel and Knox.biz, based on the feedback from our associates.

As of December 31, 2021, we employed 539 full-time and 12 part-time associates across our three-state footprint of Tennessee, Alabama, and Florida. None of these associates are represented by a collective bargaining agreement. During the year 2021 we successfully onboarded 229 new associates. Over 68% of the Company’s associates are women and 6% are minorities. Among the Company’s 277-person banking officers, women make up approximately 66% of these associates, while minorities account for 6.4% of the banking officer members. Beginning in 2021, a senior leadership team made up of a subset of these Leadership Team members was formed. Presently, the senior leadership team consists of seven associates, two of whom are women.

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

We recognize the social and environmental responsibility that arises from the impact of our activities on peoples’ lives and society. To assist with this responsibility, we have adopted a Code of Ethics and Business Conduct Policy to address any concerns into our daily business activities and our approach to stakeholder relationships. Through this policy, we strive to carry out our banking activities in a responsible manner, placing the financial needs of our clients and economic health of our communities at the core of our focus.

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

Merger and Acquisition Strategy

Our strategic plan involves growing a high performing community bank through organic loan and lease and deposit growth, as well as disciplined merger and acquisition activity. We are continually evaluating business combination and purchase opportunities and may conduct due diligence activities in connection with these opportunities. As a result, business combination or purchase discussions and, in some cases, negotiations, may take place, and transactions involving cash, debt or equity securities could be expected. Any future business combinations or purchases or series of business combinations or purchases that we might undertake may be material in terms of assets acquired, liabilities assumed, or equity issued.

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

We experience strong competition from both bank and non-bank competitors. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks and non-traditional internet-based banks. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, financial technology (fintech) companies, money market mutual funds, brokerage firms, governmental and corporation bond issuers, and other securities firms. Many of these non-bank competitors are not subject to the same regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources and offer certain services that we are unable to provide to our customers.

Additionally, competition from fintechs, is increasing. In addition to fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Although digital products and services have been important competitive features of financial institutions for some time, the COVID-19 pandemic has accelerated the move toward digital financial services products and we expect that trend to continue.

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

Activity Limitations

Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks;

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

Incentive Compensation

The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and SmartBank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2021, these rules have not been implemented by the banking agencies.  We have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Capital Requirements

We and SmartBank are each required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.

The following is a brief description of the relevant provisions of these capital rules and their potential impact on our and SmartBank’s capital levels.

We and SmartBank are each subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock and retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions.  SmartBank was well capitalized at December 31, 2021, and brokered deposits are not restricted.

To be well-capitalized, SmartBank must maintain at least the following capital ratios:

●	6.5% CET1 to risk-weighted assets;
●	8.0% Tier 1 capital to risk-weighted assets;
●	10.0% Total capital to risk-weighted assets; and
●	5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to SmartBank, the Company’s capital ratios as of December 31, 2021 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

In 2021, our and SmartBank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer.  Based on current estimates, we believe that we and SmartBank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2022. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 15 - Regulatory Matters.”

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

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.  On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in subsequent years.

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

Privacy, Credit Reporting, and Data Security

The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators to prescribe standards for the security of consumer information. SmartBank is subject to such standards, as well as standards for notifying customers in the event of a security breach. SmartBank utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act. We are also required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

Mortgage Regulation

The CFPB has issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers;  providing delinquent borrowers  access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.

In 2020, the CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections continued during the COVID 19 pandemic emergency.

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

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent third party provider. As of December 31, 2021, SmartFinancial is considered to be in an asset-sensitive position, meaning income is generally expected to increase with an increase in short-term interest rates and, conversely, to decrease with a decrease in short-term interest rates. Based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if short-term interest rates immediately increased by 200 basis points, we could expect net interest income to increase by approximately $14.5 million over a 12-month period. If short-term interest rates immediately decreased by 200 basis points, we could expect net interest income to decrease by approximately $1.3 million over the next 12-month period.

In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Since then the Federal Reserve raised rates nine times during 2015-2018, and reduced rates five times during 2019-2020. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available; however, in December 2021, the Federal Reserve released projections related to the target range for the federal funds rate that imply, while there can be no such assurance that any increases in the federal funds rate will occur, three 25 basis point increases in the federal funds rate in 2022, followed by three in 2023 and two in 2024. The Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition and results of operations.

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

Risks Related to Our Company

The novel coronavirus, COVID-19, has and may continue to adversely affect our business, financial condition, results of operations and our liquidity in the short term and for the foreseeable future.

The extent and duration to which the continuing COVID-19 pandemic will impact our business in the future is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the duration and severity of the pandemic (including the possibility of further surges of COVID-19 variants of concern), supply chain disruptions, decreased demand for our products and services or those of our borrowers, which could increase our credit risk, rising inflation, our ability to maintain sufficient qualified personnel due to labor shortages, talent attrition, employee illness, quarantine, willingness to return to work, face-coverings and other safety requirements, or travel and other restrictions, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken by governmental authorities to limit the resulting economic impact. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown in sectors disproportionately affected by the pandemic or recession in the U.S. economy or the world economy in general.

If our allowance for loan and lease losses and fair value adjustments with respect to acquired loans and leases is not sufficient to cover actual loan and lease losses, our earnings will be adversely affected.

Our success depends significantly on the quality of our assets, particularly loans and leases. Like other financial institutions, we are exposed to the risk that our borrowers may not repay their loans or leases according to their terms, and the collateral securing the payment of these loans and leases may be insufficient to fully compensate us for the outstanding balance of the loan and leases plus the costs to dispose of the collateral. As a result, we may experience significant loan and lease losses that may have a material adverse effect on our operating results and financial condition.

We maintain an allowance for loan and lease losses with respect to our loan and lease portfolio, in an attempt to cover loan and lease losses inherent in our loan and lease portfolio. In determining the size of the allowance, we rely on an analysis of our loan and lease portfolio, our experience and our evaluation of general economic conditions. We also make various assumptions and judgments about the collectability of our loan and lease portfolio, including the diversification in our loan and lease portfolio, the effect of changes in the economy on real estate and other collateral values, the results of recent regulatory examinations, the effects on the loan and lease portfolio of current economic conditions and their probable impact on borrowers, the amount of charge-offs for the period and the amount of nonperforming loans and leases and related collateral security.

The application of the acquisition method of accounting in our acquisitions has impacted our allowance for loan and lease losses. Under the acquisition method of accounting, all acquired loans and leases were recorded in our consolidated financial statements at their fair values at the time of acquisition and the related allowance for loan and lease losses was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair values are too high, we will incur losses associated with the acquired loans and leases. The allowance, if any, associated with our purchased credit impaired loans and leases reflects deterioration in cash flows since acquisition resulting from our quarterly re-estimation of cash flows which involves complex cash flow projections and significant judgment on timing of loan and lease resolution.

If our analysis or assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan and lease portfolio. Material additions to the allowance for loan and lease losses would materially decrease our net income and adversely affect our general financial condition.

As of December 31, 2021, our allowance for loan and lease losses as a percentage of total loans and leases was 0.72% and as a percentage of total nonperforming loans and leases was 619.46%. Although management believes that the allowance for loan and lease losses is adequate to absorb losses on any existing loans or lease that may become uncollectible, we may be required to take additional provisions for loan and lease losses in the future to further supplement the allowance for loan and lease losses, either due to management’s decision to do so or because our banking regulators require us to do so. Federal and state regulators periodically review our allowance for loan and lease losses and may require us to increase our allowance for loan and lease losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan and lease losses or loan and lease charge-offs required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.

Our success depends significantly on economic conditions in our market areas.

Unlike larger organizations that are more geographically diversified, our branches are currently concentrated in East and Middle Tennessee, Alabama and the Florida Panhandle. As a result of this geographic concentration, our financial results  depend largely upon economic conditions in these market areas. If the communities in which we operate do not grow or if prevailing economic conditions, locally or nationally, deteriorate, this may have a significant impact on the amount of loans that we originate, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. An economic downturn caused by inflation, recession, unemployment, government action, health emergencies, disease pandemics, natural disasters or other factors beyond our control would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have an adverse effect on our business. In addition, some portions of our target market are in areas which a substantial portion of the economy is dependent upon tourism. The tourism industry tends to be more sensitive than the economy as a whole to changes in unemployment, inflation, wage growth, and other factors which affect consumer’s financial condition and sentiment , including in response to COVID-19 and reluctance to travel.

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

Some of our competitors have reduced or eliminated certain service charges on deposit accounts, including overdraft fees, and additional competitors may be willing to reduce or eliminate service or other fees in order to attract additional customers. If the Company chooses to reduce or eliminate certain categories of fees, including those related to deposit accounts, fee income related to these products and services would be reduced. If the Company chooses not to take such actions, we may be at a competitive disadvantage in attracting customers for certain fee producing products.

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

Our organic loan and lease growth may be limited by regulatory constraints.

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

The guidance states that banking institutions exceeding the concentration levels mentioned in the two supervisory criteria should have in place enhanced credit risk controls, including stress testing of CRE portfolios. At the end of 2021 our loan portfolio was below both the 100 and 300 ratios as laid out in the guidance, but given the guidance our ability to grow those loan types could be constrained by the amount we are also able to grow capital.

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

To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans and leases through organic loan and lease growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

A substantial part of our historical growth has been a result of acquisitions and we intend to continue to grow our business through strategic acquisitions of banking franchises coupled with organic loan and lease growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. To the extent that we are unable to find suitable acquisition candidates, an important component of our strategy may be lost. We also face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions. If we are able to identify attractive acquisition opportunities, we must generally satisfy a number of conditions prior to completing any such transaction, including certain bank regulatory approvals, which have become substantially more difficult, time-consuming and unpredictable as a result of the recent financial crisis. Additionally, any future acquisitions may not produce the revenue, earnings or synergies that we anticipated. As our purchased credit impaired loan portfolio, which produces substantially higher yields than our organic and purchased non-credit impaired loan and lease portfolios, is paid down, we expect downward pressure on our income. If we are unable to replace our purchased credit impaired loans and leases and the related accretion with a significantly higher level of new performing loans and leases and other earning assets due to our inability to identify attractive acquisition opportunities, a decline in loan demand, competition from other financial institutions in our markets, stagnation or continued deterioration of economic conditions, or other conditions, our financial condition and earnings may be adversely affected.

Our recent acquisition and future expansion may result in additional risks.

We expect to continue to expand in our current markets and in other select markets through additional branches or through acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including the risks detailed below.

The acquisition of Fountain was completed on May 3, 2021, and the merger with SCB was completed on September 1, 2021, and while these integration efforts are substantially complete, we continue to manage the acquired businesses through the transition. The success of this transition will depend on, among other things, our ability to realize anticipated costs savings and to manage the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. We may encounter a number of difficulties, including, among others:

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

Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our common stock as well as increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, results of operations and financial condition. Additionally, we make fair value estimates of certain assets and liabilities in recording our acquisitions. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of our acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, lease, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market areas. Consequently, declines in economic conditions in these market areas may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

At December 31, 2021, approximately 79% of our loans and leases had real estate as a primary or secondary component of collateral, which includes 10% of our loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Although real estate prices in most of our markets are strong, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

If a commercial real estate loan defaults there are legal expenses associated with obtaining the real estate which typically serves as collateral for the loan. Once we obtain collateral for a commercial real estate loan that has defaulted, it is put into other real estate owned. Other real estate owned assets generally do not produce income but do have the costs associated with the ownership of real estate, principally real estate taxes and maintenance costs. Since these assets have a cost to maintain, our goal is to keep costs at a minimum by liquidating the assets as soon as possible. A declining economic environment and political turmoil generally results in an increase in the rate of loan defaults, downward pressure on foreclosed asset values and increased marketing periods.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2021, our 10 largest borrowing relationships totaled approximately $212 million in outstanding balances, or approximately 8% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Declines in the businesses or industries of our customers could cause increased credit losses and decreased loan balances, which could adversely affect our financial results.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, including the economic impact of COVID-19, which may impair a borrower’s ability to repay a loan or lease, and such impairment could have an adverse effect on our business, financial condition and results of operations. A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan and lease portfolio consists of commercial loans to such businesses. We further anticipate an increase in the amount of loans to small to medium-sized businesses during 2022.

Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan or lease. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan or lease. If general economic conditions negatively impact the markets in which we operate, including as a result of the economic impact of COVID-19, and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have an adverse effect on our business, financial condition and results of operations.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.

As of December 31, 2021, we held an other real estate owned balance of $1.8 million. Our other real estate owned portfolio historically has been insignificant, and generally consisted of properties that we obtained through foreclosure or through a deed in lieu of foreclosure. Properties in our other real estate owned portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, except when a different disposition strategy is expected. Judgment is required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is shortened during periods of market volatility. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of our other real estate owned properties.

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

We may be adversely impacted by the transition from LIBOR.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023.The Alternative Reference Rates Committee (“ARRC”) has published recommended alternative rates for certain financial instruments currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan from USD-LIBOR and organizations are currently considering industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

Upon the cessation of the use of LIBOR, interest rates on our floating rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. In addition, the cessation of the use of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates.

A substantial portion of our variable rate loans, along with certain derivative and other financial instruments, are indexed to LIBOR.  While the majority of these instruments contain either provisions for the designation of an alternate benchmark rate or “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, not all of our loans, derivatives or financial instruments contain such provisions, and the existing provisions and/or recent modifications to our documents to address transition may not adequately address the actual changes to LIBOR or the financial impact of successor benchmark rates.  We may not be able to successfully amend these loans, derivatives and financial instruments to provide for alternative benchmarks or alternative rate calculations and such amendments could prove costly and may impact our ability to maintain hedge accounting treatment on certain cash flow hedges. Even with provisions allowing for designation of alternative benchmarks or “fallback” provisions, the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition from LIBOR. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material.

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

Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inflation, labor shortages, inclement weather, natural disasters, acts of war, prolonged government shutdowns and other factors, including the impact of COVID-19. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB Cincinnati advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets.

We anticipate we will continue to rely primarily on deposits, loan and lease repayments, and cash flows from our investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. If we are unable to access any of these secondary funding sources when needed, we might be unable to meet our customers’ or creditors’ needs, which would adversely affect our financial condition, results of operations, and liquidity.

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

We have established mortgage banking operations which expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. While we have been experiencing historically low interest rates, the Federal Reserve has recently indicated its intent to raise rates in an effort to combat rising inflation. Because we sell a portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (a) the existence of an active secondary market and (b) our ability to profitably sell loans into that market. Profitability of our mortgage operations will depend upon our ability to increase production and thus income while holding or reducing costs. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services. Moreover, much of our historical loan growth was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations as discussed in “Part 1 – Item 1. Business – Supervision and Regulation – Regulation of the Company – Incentive Compensation.” Inability to retain these key personnel or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings.

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

Our authorized capital includes 40,000,000 shares of common stock and 2,000,000 shares of preferred stock. As of December 31, 2021, we had 16,802,990 shares of common stock and no shares of preferred stock outstanding and had reserved or otherwise set aside for issuance 79,667 shares underlying outstanding options and 1,830,260 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of common stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the common stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

Although there are currently no shares of our preferred stock issued and outstanding, our board of directors has the power, without shareholder approval (subject to Nasdaq shareholder approval rules), to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our shareholders (subject to Nasdaq shareholder approval rules) may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The headquarters of SmartFinancial are located at 5401 Kingston Pike, #600, Knoxville, Tennessee 37919. This property is owned by SmartBank and also serves as a branch location for the Bank’s customers. As of March 1, 2022, the Bank has 41 full service branches, two loan production offices for a total of 43 locations, of which 29 are owned and 14 are leased. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 6—Premises and Equipment to our audited consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

As of the end of 2021, neither SmartFinancial nor SmartBank was involved in any material litigation. SmartBank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against SmartFinancial or its subsidiary are without merit or that the ultimate liability, if any, resulting from them will not materially affect SmartBank’s financial condition or SmartFinancial’s consolidated financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

SmartFinancial’s common stock is listed on the Nasdaq Capital Market under the symbol “SMBK”.

As of March 1, 2022, there were approximately 4,162 holders of record of SmartFinancial’s common stock and 16,888,848 shares outstanding.

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

Issuer Purchases of Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of December 31, 2021, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock pursuant to the plan.

The following table summarizes the Company’s repurchase activity during the quarter ended December 31, 2021.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
October 1, 2021 to October 31, 2021	—	$—	—	$4,484
November 1, 2021 to November 30, 2021	—	—	—	4,484
December 1, 2021 to December 31, 2021	—	—	—	4,484
Total	—	$—	—	$4,484

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of our operations for the years ended December 31, 2021 and 2020 and our results of operations for each of the years in the three-year period ended December 31, 2021, 2020 and 2019. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Business Overview

We are a bank holding company that was incorporated on September 19, 1983 under the laws of the State of Tennessee, and operate primarily through our wholly-owned bank subsidiary, SmartBank. At December 31, 2021 the Bank provides a comprehensive suite of commercial and consumer banking services to clients through 40 full-service bank branches and three loan production offices in select markets in East and Middle Tennessee, Alabama and the Florida Panhandle.

While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans and leases to individuals for a variety of purposes. Our principal sources of funds for loans and leases and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking (“NOW”), savings, money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our senior management, other bank officers and our directors, thereby capitalizing on our knowledge of our local market areas.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during 2021:

●	Completed the acquisitions and integration of Fountain Leasing, LLC (“Fountain”) and Sevier County Bancshares, Inc. ("SCB").
●	Continued the origination of approximately 1,801 Paycheck Protection Program (“PPP”) loans totaling $138.4 million, during 2021.
●	Net income totaled $34.8 million, or $2.22 per diluted common share, during the year ended of 2021 compared to $24.3 million, or $1.62 per diluted common share, for the same period in 2020.
●	Ended 2021 with record high total assets of $4.6 billion, net loans of $2.7 billion, and deposits of $4.0 billion.
●	Return on average assets was 0.91% for the year ended December 31, 2021, compared to 0.79% for the year ended December 31, 2020.
●	Successfully completed the lift-out of an experienced banking team in the Gulf Coast Region and opened a new branch in Mobile, AL.
●	Hired seasoned commercial banking team members in Auburn, Dothan, Montgomery and Birmingham, AL., with application approval for new branches in Auburn, Dothan and Montgomery, AL and a loan production office in Birmingham, AL.
●	Successfully completed the lift-out of a Gulf Coast Wealth Management team responsible for managing ~$350 million in Assets Under Management.
●	In the Nashville, TN Metropolitan Statistical Area, hired several senior relationship managers.

Analysis of Results of Operations

2021 compared to 2020

Net income was $34.8 million, or $2.22 per diluted common share in 2021, compared to $24.3 million, or $1.62 per diluted common share in 2020.  The tax equivalent net interest margin for 2021 was 3.24% compared to 3.61% for 2020. Noninterest income to average assets was 0.62% for 2021, increasing from 0.50% for 2020. Noninterest expense to average assets decreased to 2.38% in 2021, from 2.50% in 2020. The results above include operating effects of the Fountain and SCB acquisitions, which were completed on May 3, 2021, and September 1, 2021, respectively.  Income tax expense was $9.5 million in 2021 with an effective tax rate of 21.5%, compared to $6.6 million in 2020 with an effective tax rate of 21.2%.

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

Net Interest Income and Yield Analysis

The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing the Company to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-earning assets and interest-bearing liabilities. Our net interest margin can also be adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

2021 compared to 2020

Net interest income, taxable equivalent, increased to $114.0 million in 2021 from $101.4 million in 2020.  Average earning assets increased from $2.8 billion in 2020 to $3.5 billion in 2021, primarily as a result of the acquisition of PFG completed March 1, 2020, the acquisition of Fountain completed May 3, 2021, the acquisition of SCB completed September 1, 2021, participation in the PPP and continued organic loan and lease growth.  Over this period, average loan and lease balances increased by $245.4 million, average interest-earning cash and federal funds sold increased by $372.1 million and average securities increased by $93.5 million.  Average interest-bearing deposits increased by $552.5 million, average noninterest-bearing deposits increased $270.5 million and average borrowings decreased $94.1 million. The tax equivalent net interest margin decreased to 3.24% for 2021, compared to 3.61% for 2020. The yield on earning assets decreased from 4.20% for 2020, to 3.57% for 2021, primarily due to the on-going effects of rate cuts by the Federal Reserve during the first quarter of 2020, to a lesser extent loan yields declining from market competition and lower yielding excess liquidity, offset by PPP fee accretion and loan fees. The cost of average interest-bearing deposits decreased from 0.71% for 2020, to 0.36% for 2021, primarily due to a lower interest rate environment during the period.

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

	2021			2020			2019
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$2,535,006	$118,332	4.67%	$2,289,612	$111,992	4.89%	$1,836,963	$100,831	5.49%
Loans held for sale	5,571	250	4.48%	7,360	320	4.34%	3,858	171	4.43%
Taxable securities	207,459	3,813	1.84%	122,900	2,423	1.97%	129,705	3,289	2.54%
Tax-exempt securities[2]	92,708	1,817	1.96%	83,765	1,941	2.32%	56,458	1,972	3.49%
Federal funds sold and other earning assets	680,909	1,622	0.24%	308,843	1,509	0.49%	110,380	2,646	2.40%
Total interest-earning assets	3,521,653	125,834	3.57%	2,812,480	118,185	4.20%	2,137,364	108,909	5.10%
Noninterest-earning assets	317,457			250,955			201,976
Total assets	$3,839,110			$3,063,435			$2,339,340

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$737,251	1,378	0.19%	$481,050	1,013	0.21%	$333,100	1,883	0.57%
Money market and savings deposits	1,191,916	3,501	0.29%	788,006	3,482	0.44%	651,855	7,827	1.20%
Time deposits	533,994	3,970	0.74%	641,647	9,102	1.42%	635,451	12,205	1.92%
Total interest-bearing deposits	2,463,161	8,849	0.36%	1,910,703	13,597	0.71%	1,620,406	21,915	1.35%
Borrowings[3]	83,105	540	0.65%	177,204	816	0.46%	21,526	319	1.48%
Subordinated debt	40,221	2,449	6.09%	39,301	2,334	5.94%	39,216	2,341	5.97%
Total interest-bearing liabilities	2,586,487	11,838	0.46%	2,127,208	16,747	0.79%	1,681,148	24,575	1.46%
Noninterest-bearing deposits	841,746			571,282			343,611
Other liabilities	23,189			23,775			15,852
Total liabilities	3,451,422			2,722,265			2,040,611
Shareholders' equity	387,688			341,170			298,729
Total liabilities and shareholders’ equity	$3,839,110			$3,063,435			$2,339,340
Net interest income, taxable equivalent		$113,996			$101,438			$84,334
Interest rate spread			3.12%			3.41%			3.64%
Tax equivalent net interest margin			3.24%			3.61%			3.95%

Percentage of average interest-earning assets to average interest-bearing liabilities			136.16%			132.21%			127.14%
Percentage of average equity to average assets			10.10%			11.14%			12.77%

1Loans include PPP loans with an average balance of $196.1 million and $201.5 million for the years ended December 31, 2021, and 2020, respectively.  No PPP loans are included in year ending December 31, 2019. Loan fees included in loan income were $11.1 million, $9.8 million, and $3.2 million for 2021, 2020 and 2019, respectively. Loan fee income for the years ended December 31, 2021, and 2020, respectively, includes $9.1 million and $5.9 million accretion of loan fees on PPP loans.  No loan fees on PPP loans are included in year ended December 31, 2019.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0% in 2021, 2020 and 2019. The taxable-equivalent adjustment was $602 thousand, $572 thousand and $454 thousand for 2021, 2020 and 2019, respectively.

3Includes average balance of $91,190 in Paycheck Protection Liquidity Facility (“PPLF”) funding in the twelve month period ended December 31, 2020.  No PPLF funding was used the twelve month periods ended December 31, 2021, and 2019.

Rate and Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates.  Net interest income, taxable equivalent, increased by $12.6 million between the years ended December 31, 2021 and 2020 and by $17.1 million between the years ended December 31, 2020 and 2019. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2021 Compared to 2020			2020 Compared to 2019
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans and leases	$(5,664)	$12,004	$6,340	$(13,644)	$24,805	$11,161
Loans held for sale	8	(78)	(70)	(9)	158	149
Taxable Securities	(324)	1,714	1,390	(693)	(173)	(866)
Tax-exempt securities	(397)	273	(124)	(985)	954	(31)
Federal funds and other earning assets	(1,013)	1,126	113	(5,214)	4,077	(1,137)
Total interest-earning assets	(7,390)	15,039	7,649	(20,545)	29,821	9,276

Interest-bearing demand deposits	(173)	538	365	(1,706)	836	(870)
Money market and savings deposits	(1,765)	1,784	19	(5,980)	1,635	(4,345)
Time deposits	(3,605)	(1,527)	(5,132)	(3,222)	119	(3,103)
Total interest-bearing deposits	(5,543)	795	(4,748)	(10,908)	2,590	(8,318)
Borrowings	163	(439)	(276)	(2,632)	3,129	497
Subordinated debt	59	56	115	(12)	5	(7)
Total interest-bearing liabilities	(5,321)	412	(4,909)	(13,552)	5,724	(7,828)

Net interest income	$(2,069)	$14,627	$12,558	$(6,993)	$24,097	$17,104

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

The following table provides a summary of noninterest income for the periods presented (dollars in thousands):

	Year Ended			Year Ended
	December 31,		2021 - 2020	December 31,	2020 - 2019
	2021	2020	Change	2019	Change
Service charges on deposit accounts	$4,650	$3,403	$1,247	$2,902	$501
Gain on sale of securities	45	6	39	34	(28)
Mortgage banking	4,040	3,875	165	1,566	2,309
Investment services	2,167	1,566	601	946	620
Insurance commissions	3,285	1,850	1,435	—	1,850
Interchange and debit card transaction fees, net	4,284	2,413	1,871	628	1,785
Merger termination fee	—	—	—	6,400	(6,400)
Other	5,478	2,313	3,165	2,839	(526)
Total noninterest income	$23,949	$15,426	$8,523	$15,315	$111

2021 compared to 2020

Noninterest income increased $8.5 million to $23.9 million in 2021, compared to $15.4 million in 2020.  The primary components of the changes in noninterest income were as follows:

●	Increase in service charges on deposit accounts, related to the PFG and SCB acquisitions, deposit growth and transaction volume;
●	Increase in investment services, stemming from increased production;
●	Increase in insurance commissions, primarily from a full year of insurance commissions in 2021 and placement of life insurance policies during the first quarter of 2021;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the PFG and SCB acquisitions; and
●	Increase in other, primarily related to; 1.) addition of new lease fee income from the acquisition of Fountain, 2.) income from the cash surrender value of bank owned life insurance from the additional BOLI purchased during the first quarter of 2021 and 3.) SWAP fee income from the newly created capital markets program in the second quarter of 2021.

2020 compared to 2019

Noninterest income increased $111 thousand to $15.4 million in 2020, compared to $15.3 million in 2019. The primary components of the changes in noninterest income were as follows:

●	Increase in service charges on deposit accounts, related to the PFG acquisition, deposit growth and transaction volume;
●	Increase in mortgage banking, from increased volume due to low rate environment;
●	Increase in investment services, stemming from increased production from personnel hires in 2019;
●	Addition of insurance commissions from an insurance agency acquired in the PFG acquisition;
●	Increase in net interchange and debit card transactions fees, related to the increased volume from the PFG acquisition and deposit growth; and
●	Decrease in merger termination fee, recognized in the second quarter of 2019.

Noninterest Expense

The following table provides a summary of noninterest expense for the periods presented (dollars in thousands):

	Year Ended			Year Ended
	December 31,		2021 - 2020	December 31,	2020 - 2019
	2021	2020	Change	2019	Change
Salaries and employee benefits	$51,656	$42,911	$8,745	$36,635	$6,276
Occupancy and equipment	10,196	8,348	1,848	6,716	1,632
FDIC insurance	1,833	1,190	643	140	1,050
Other real estate and loan related expense	2,098	2,050	48	1,320	730
Advertising and marketing	830	834	(4)	983	(149)
Data processing and technology	6,364	4,476	1,888	4,190	286
Professional services	3,147	2,958	189	2,375	583
Amortization of intangibles	2,256	1,740	516	1,368	372
Merger related and restructuring expenses	3,701	4,565	(864)	3,219	1,346
Other	9,310	7,647	1,663	6,205	1,442
Total noninterest expense	$91,391	$76,719	$14,672	$63,151	$13,568

2021 compared to 2020

Noninterest expense increased $14.7 million to $91.4 million in 2021, compared to $76.7 million in 2020.  The primary components of the changes in noninterest expense were as follows:

●	Increase in salary and employee benefits, related to the PFG acquisition completed March 1, 2020, Fountain acquisition completed May 3, 2021, SCB acquisition completed September 1, 2021, and overall franchise growth from talent hired in Auburn, Dothan, Montgomery and Birmingham Alabama, and Tallahassee, Florida;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations;
●	Increase in FDIC insurance, related to continued asset growth;
●	Increase in data processing and technology, primarily from continued infrastructure build and overall growth; and
●	Other increased, primarily from an investment in a start-up fintech company and other expenses related to continued franchise growth.

2020 compared to 2019

Noninterest expense increased $13.6 million to $76.7 million in 2020, compared to $63.2 million in 2019.  The primary components of the changes in noninterest expense were as follows:

●	Increase in salary and employee benefits, due to overall franchise growth, including the acquisition of PFG;
●	Increase of occupancy and equipment, associated with ongoing infrastructure and facilities added to accommodate our growth in operations and the additional branches from the PFG acquisition;
●	Increase in FDIC insurance, related to increase in assets due to overall assets growth stemming from our acquisition of PFG, deposit growth and production of PPP loans. The Company recognized a credit during 2019 from the FDIC, as result of the FDIC Insurance exceeding 1.38% of insured deposits as of June 30, 2019;
●	Increase in other real and loan related expense, primarily attributable to increased activity in loan related production;
●	Increase in professional services, due to increased volume of services performed;
●	Increase in merger related and restructuring expenses, from the acquisition of PFG and the consolidation and termination of two leased properties; and
●	Increase in other noninterest expense, due to overall franchise growth.

Income Taxes

2021 compared to 2020

In 2021, income tax expense totaled $9.5 million compared to $6.6 million in 2020. The effective tax rate was approximately 21.5% for 2021 compared to 21.2% in 2020.

2020 compared to 2019

In 2020, income tax expense totaled $6.6 million compared to $6.9 million in 2019. The effective tax rate was approximately 21.2% for 2020 compared to 20.6% in 2019.

Loan and Lease Portfolio Composition

Our loans and leases represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio is an important consideration when reviewing our financial condition. The Company had total net loans and leases outstanding, including organic and purchased loans and leases, of approximately $2.67 billion at December 31, 2021 and $2.36 billion at December 31, 2020. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan and lease portfolio.

Organic Loans and Leases

Our organic net loans and leases, which excludes loans and leases purchased through acquisitions, increased by $242.9 million, or 12.3% from December 31, 2020, to $2.22 billion at December 31, 2021.  Included in the growth was $50.9 million of PPP loans that were originated and funded during 2021.

Purchased Loans and Leases

Net purchased non-credit impaired loans and leases of $408.6 million at December 31, 2021 increased by $57.9 million from December 31, 2020.  Since December 31, 2020, our net purchased credit impaired (“PCI”) loans and leases increased by $9.4 million to $41.2 million at December 31, 2021. The increase in net purchased non-credit impaired loans and leases and PCI loans and leases is related to the acquisitions of Fountain and SCB and offset by maturities, paydowns and payoffs.

The following tables summarize the composition of our loan and lease portfolio as of December 31 for the periods presented (dollars in thousands):

	2021
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$1,157,702	$205,579	$20,875	$1,384,156	51.4%
Consumer real estate-mortgage	346,322	119,117	11,833	477,272	17.7%
Construction and land development	258,196	17,308	2,882	278,386	10.3%
Commercial and industrial	449,909	35,599	2,516	488,024	18.1%
Leases	18,067	32,471	3,170	53,708	2.0%
Consumer and other	10,536	1,244	71	11,851	0.4%
Total gross loans and leases receivable, net of deferred fees	2,240,732	411,318	41,347	2,693,397	100.0%
Allowance for loan and leases losses	(16,441)	$(2,732)	(179)	(19,352)
Total loans and leases, net	$2,224,291	$408,586	$41,168	$2,674,045

	2020
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$807,913	$188,940	$16,123	$1,012,976	42.5%
Consumer real estate-mortgage	313,582	120,090	10,258	443,930	18.6%
Construction and land development	259,622	13,105	5,348	278,075	11.7%
Commercial and industrial	607,212	26,926	308	634,446	26.6%
Leases	—	—	—	—	—%
Consumer and other	9,250	3,539	27	12,816	0.5%
Total gross loans and leases receivable, net of deferred fees	1,997,579	352,600	32,064	2,382,243	100.0%
Allowance for loan and lease losses	(16,154)	(1,883)	(309)	(18,346)
Total loans and leases, net	$1,981,425	$350,717	$31,755	$2,363,897

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases, including the interest rate sensitivity for loans and leases maturing after one year (dollars in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$125,736	$586,818	$656,868	$14,734	$1,384,156	$836,124	$422,296
Consumer real estate-mortgage	33,421	171,730	181,159	90,962	477,272	219,344	224,507
Construction and land development	77,540	116,704	62,188	21,954	278,386	96,468	104,378
Commercial and industrial	133,794	239,676	107,040	7,514	488,024	284,513	69,717
Leases	2,157	51,551	—	—	53,708	51,551	—
Consumer and other	5,270	5,978	546	57	11,851	6,327	254
Total loans and leases	$377,918	$1,172,457	$1,007,801	$135,221	$2,693,397	$1,494,327	$821,152

Past Due, Nonaccrual, and Restructured Loans and Leases

Loans and leases are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. Loans and leases are generally classified as nonaccrual if they are past due for a period of 90 days or more, unless such loans and leases are well secured and in the process of collection. If a loan or lease, or a portion of a loan or lease is classified as doubtful or as partially charged off, the loan or lease is generally classified as nonaccrual. Loans and leases that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and interest is in doubt. Loans and leases may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

PCI loans and leases with common risk characteristics are grouped in pools at acquisition and performance is based on our ability to reasonably estimate the amount and timing of future cash flows rather than a borrower’s ability to repay contractual loan or lease amounts. Since we are able to reasonably estimate the amount and timing of future cash flows on the Company’s PCI loan and lease pools, none of these loans and leases have been identified as nonaccrual.

While a loan or lease is classified as nonaccrual and the future collectability of the recorded loan or lease balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans and leases with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan and lease balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan and lease had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan and lease balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan and lease losses until prior charge-offs have been fully recovered.

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

Nonperforming loans and leases as a percentage of gross loans and leases, net of deferred fees, was 0.12% as of December 31, 2021, and 0.24% as of December 31, 2020, respectively. Total nonperforming assets as a percentage of total assets as of December 31, 2021, totaled 0.11% compared to 0.31% as of December 31, 2020. PCI loans and leases that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets. In 2021, there was $79 thousand in interest income recognized on nonaccrual and restructured loans compared to the $202 thousand in gross interest income that would have been recognized if the loans had been current in accordance with their original terms.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days and 90 days or more past due as of December 31, 2021, and 2020 (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
December 31, 2021
Commercial real estate	$1,384,156	$172	0.01%	$-	-%	$172	0.01%
Consumer real estate	477,272	894	0.19	-	-	894	0.19
Construction and land development	278,386	91	0.03	-	-	91	0.03
Commercial and industrial	488,024	1,310	0.27	45	0.01	1,355	0.28
Leases	53,708	361	0.67	-	-	361	0.67
Consumer and other	11,851	103	0.87	19	0.16	122	1.03
Total	$2,693,397	$2,931	0.11	$64	-	$2,995	0.11

December 31, 2020
Commercial real estate	$1,012,976	$134	0.01%	$67	0.01%	$201	0.02%
Consumer real estate	443,930	1,967	0.44	82	0.02	2,049	0.46
Construction and land development	278,075	245	0.09	-	-	245	0.09
Commercial and industrial	634,446	88	0.01	-	-	88	0.01
Leases	-	-	-	-	-	-	-
Consumer and other	12,816	19	0.15	-	-	19	0.15
Total	$2,382,243	$2,453	0.10	$149	0.01	$2,602	0.11

The following table is a summary of our nonaccrual loans and leases as of December 31, 2021, and 2020 (dollars in thousands):

	December 31, 2021			December 31, 2020
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate	$1,384,156	$858	0.06%	$1,012,976	$3,740	0.37%
Consumer real estate	477,272	2,139	0.45	443,930	1,823	0.41
Construction and land development	278,386	-	-	278,075	12	-
Commercial and industrial	488,024	116	0.02	634,446	36	0.01
Leases	53,708	-	-	-	-	-
Consumer and other	11,851	11	0.09	12,816	22	0.17
Total	$2,693,397	$3,124	0.12	$2,382,243	$5,633	0.24

Allowance for loans and leases to nonaccrual loans		619.46%			325.69%

Potential Problem Loans and Leases

At December 31, 2021, problem loans and leases amounted to approximately $3.8 million or 0.14% of total loans and leases outstanding. Potential problem loans and leases, which are not included in nonperforming loans and leases, represent those loans and leases with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans and leases.

Allocation of the Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of probable incurred losses in the loan and lease portfolio. Loans and leases are charged-off against the allowance when management believes a loan or lease balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance for loan and lease losses. Management’s methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and leases and the formula driven allowances on pools of loans and leases with similar risk characteristics.

Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged-off.

In October 2019, the Financial Accounting Standards Board approved a delay for the implementation of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The Board decided that CECL will be effective for larger Public Business Entities ("PBEs") that are SEC filers, excluding Smaller Reporting Companies ("SRCs") as currently defined by the SEC, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For calendar-year-end companies, this will be January 1, 2020. The determination of whether an entity is an SRC will be based on an entity’s most recent assessment in accordance with SEC regulations and the Company meets the regulations as an SRC. For all other entities, the Board decided that CECL will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The Company does not plan to adopt this standard early.  Adoption for the Company is required for fiscal years beginning after December 15, 2022, because the Company is an SRC.

We assess the adequacy of the allowance at the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon our evaluation of the loan and lease portfolios, past loan and lease loss experience, known and inherent risks in the portfolio, the views of the Bank’s regulators, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan and lease portfolio, economic conditions, industry and peer bank loan and lease quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change.

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. As of December 31, 2021, and December 31, 2020, our allowance for loan and lease losses was $19.4 million and $18.3 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for loan and lease loss as a percentage of total loans and leases was 0.72% at December 31, 2021, and 0.77% at December 31, 2020.

Our purchased loans and leases were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans and leases will be accreted into income over the life of the loans or leases. At December 31, 2021, the remaining accretable yield was approximately $14.6 million.  These loans and leases are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized.  Also, at the end of 2021, the outstanding principal balance on PCI loan and leases was $56.6 million and the carrying value was $41.3 million, for a net difference of $15.3 million in discounts. At December 31, 2021, there was an allowance on PCI loans and leases of $179 thousand. The judgments and estimates associated with our allowance determination are described in Note 1 in the “Notes to Consolidated Financial Statements.”

The following table sets forth, based on management's best estimate, the allocation of the allowance for credit losses on loans and leases to categories of loans and leases and loan and lease balances by category and the percentage of loans and leases in each category to total loans and leases and allowance for credit losses as a percentage of total loans and leases within each loan and lease category as of December 31 for each of the past two years (in thousands):

	Amount of	Percentage of Loans in Each	Total	Ratio of Allowance Allocated to
	Allowance Allocated	Category to Total Loans	Loans	Loans in Each Category
December 31, 2021
Commercial real estate	$9,781	51.4%	$1,384,156	0.71%
Consumer real estate	3,454	17.7	477,272	0.72
Construction and land development	1,882	10.3	278,386	0.68
Commercial and industrial	3,781	18.1	488,024	0.77
Leases	330	2.0	53,708	0.61
Consumer and other	124	0.4	11,851	1.05
Total	$19,352	100.0%	$2,693,397	0.72

December 31, 2020
Commercial real estate	$7,579	42.5%	$1,012,976	0.75%
Consumer real estate	3,471	18.6	443,930	0.78
Construction and land development	2,076	11.7	278,075	0.75
Commercial and industrial	5,107	26.6	634,446	0.80
Leases	-	-	-	-
Consumer and other	113	0.5	12,816	0.88
Total	$18,346	100.0%	$2,382,243	0.77

The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans and leases. For impaired loans and leases, those loans and leases are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans and leases were approximately $561 thousand at December 31, 2021, compared to $237 thousand at December 31, 2020. Additional information on the allocation of the allowance between performing and impaired loans and leases is provided in Note 5 – Loans and Lease and Allowance for Loan and Lease Losses to our audited consolidated financial statements.

Analysis of the Allowance for Loan and Lease Losses

The following table presents information related to credit losses on loans and lease by loan segment for each of the years in the three year period ended December 31, (in thousands):

	Provision for	Net (charge-offs)	Average	Ratio of Net (charge-offs)
	Credit Losses	Recoveries	Loans	Recoveries to Average Loans
For the year ended December 31, 2021
Commercial real estate	$2,119	$83	$1,213,311	0.01%
Consumer real estate	11	(28)	450,958	(0.01)
Construction and land development	(194)	-	293,190	-
Commercial and industrial	(1,053)	(273)	526,586	(0.05)
Leases	455	(125)	39,408	(0.32)
Consumer and other	295	(284)	11,553	(2.46)
Total	$1,633	$(627)	$2,535,006	(0.02)

For the year ended December 31, 2020
Commercial real estate	$3,052	19	$997,660	-%
Consumer real estate	879	16	449,318	-
Construction and land development	947	2	266,204	-
Commercial and industrial	3,456	(306)	562,254	(0.05)
Leases	-	-	-	-
Consumer and other	349	(311)	14,177	(2.19)
Total	$8,683	$(580)	$2,289,612	(0.03)

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

Our available-for-sale investment portfolio is carried at fair market value and our held-to-maturity investment portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our investment portfolio increased from $215.6 million at December 31, 2020, to $559.4 million December 31, 2021, primarily as a result of strategically deploying a portion of the Bank’s cash position. Additionally, the Bank’s security portfolio increased due to the acquisition of SCB.  New purchases were focused on mortgage-backed securities and Treasuries to provide cash flow and liquidity. Our investment to asset ratio has increased from 6.5% at December 31, 2020, to 12.1% at December 31, 2021. Over the past year the ratio of investments to our total assets has increased, primarily due growth in the Bank’s cash position driven by the PPP and the desire to deploy in high quality and higher yielding assets compared to cash.

The Company purchased $436.2 million of securities during the year ended December 31, 2021, which was offset by $149.5 million of sales, maturities and payments received during the same period. Net unrealized gains in our available-for-sale securities portfolio were $33 thousand as of December 31, 2021, as compared to a net unrealized gain of $4.0 million as of December 31, 2020. The decrease was primarily attributable to changes in market interest rates related to our mortgage-backed securities (GSEs) and our municipal securities portfolio, relative to when the securities were purchased. Our decision to transfer $74.6 million of available-for-sale securities to the held-to-maturity category during the fourth quarter of 2021, reflecting our intent to hold those securities to maturity, reduced the impact of these interest rate changes.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at December 31, 2021 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	1 or Less		1 to 5		5 to 10		Over 10		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$62,463	1.11%	$75,749	1.31%	$—	-%	$138,212	1.22%
U.S. Government agencies	—	-	—	-	21,898	1.55	—	-	21,898	1.55
State and political subdivisions	907	1.80	3,356	1.59	8,652	2.31	54,395	3.78	67,310	3.45
Other debt securities	—	-	987	1.83	25,502	4.59	500	4.50	26,989	4.49
Mortgage-backed securities	65	2.02	2,188	1.62	48,864	1.31	176,894	1.48	228,011	1.45
Total securities	$972	1.81	$68,994	1.16	$180,665	1.85	$231,789	2.03	$482,420	1.84

Held-to-maturity:
U.S. Government agencies	$—	-	$—	-	$3,402	1.55	$27,621	1.82	$31,023	1.79
State and political subdivisions	—	-	—	-	659	1.72	45,287	1.98	45,946	1.98
Total securities	$—	-	$—	-	$4,061	1.58	$72,908	1.92	$76,969	1.90

1Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts ("IRAs") and certificates of deposit ("CDs"). These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2021, brokered deposits represented approximately 1.3% of total deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for 2021 and 2020 (dollars in thousands):

	2021			2020			2019
	Average	% of	Average	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$841,746	25.5%	—	$571,282	23.0%	—	$343,611	17.5%	—
Interest-bearing demand	737,251	22.3%	0.19%	481,050	19.4%	0.21%	333,100	17.0%	0.57%
Money market and savings	1,191,916	36.1%	0.29%	788,006	31.7%	0.44%	651,855	33.2%	1.20%
Time deposits	533,994	16.2%	0.74%	641,647	25.9%	1.42%	635,451	32.4%	1.92%
Total average deposits	$3,304,907	100.0%	0.27%	$2,481,985	100.0%	0.55%	$1,964,017	100.0%	1.12%

During 2021 average deposits increased in all categories, except for time deposits. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.27% in 2021 compared to 0.55% in 2020.

Total deposits as of December 31, 2021, were $4.0 billion, which was an increase of $1.2 billion from December 31, 2020.  The increase was primarily from organic deposit growth and the completed acquisition of SCB.  As of December 31, 2021, the Company had outstanding time deposits under $250,000 of $414.7 million, time deposits over $250,000 of $160.0 million, and a time deposit fair value adjustment of $707 thousand. The following table summarizes the maturities of time deposits $250,000 or more as of December 31, 2021 (dollars in thousands):

December 31,
2021
Three months or less	$35,909
Three to six months	23,996
Six to twelve months	60,635
More than twelve months	39,412
Total	$159,952

Borrowings and Subordinated Debt

Other than deposits, the Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Total borrowings at December 31, 2021 and 2020, was $87.6 million and $81.2 million, respectively.  Short-term borrowings, included in borrowings, totaled $5.1 million at December 31, 2021 and $5.8 million at December 31, 2020 and consisted entirely of securities sold under repurchase agreements. Long-term debt totaled $41.9 million at December 31, 2021 and $39.3 million at December 31, 2020 and consisted entirely of subordinated debt.  For more information regarding our borrowings and subordinated debt, see "Part I - Item 1. Consolidated Financial Statements - Note 9 – Borrowings and Line of Credit and Note 10 – Subordinated Debt."

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2021, we had $64.0 million of unsecured federal funds lines with no funds advanced. In addition, we have access to the Federal Reserve’s discount window in the amount $116.9 million with no borrowings outstanding as of December 31, 2021. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $194.5 million as of December 31, 2021.

At December 31, 2021, we had two FHLB advances outstanding totaling $75 million. For more information regarding the FHLB advances, see "Part I - Item 1. Consolidated Financial Statements - Note 9 – Borrowings and Line of Credit." Based on the values of loans pledged as collateral, we had $164.5 million of additional borrowing availability with the FHLB as of December 31, 2021. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

The Company has a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company. The maturity of the line of credit is March 24, 2023. At December 31, 2021, $7.5 million was outstanding under the line of credit, and $17.5 million of the line of credit remained available to the Company.

Capital Requirements

The Company and Bank is required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Company and Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At December 31, 2021, and 2020, our capital ratios, including our Company and  Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. While the Company believes that it has sufficient capital to withstand the economic impact of COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 15 - Regulatory Matters.”

The table below summarizes the capital requirements applicable to the Company and Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company and Bank’s capital ratios as of December 31, 2021 and 2020. The Company and Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2021 and 2020. As of December 31, 2021, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2021, that management believes would change this classification. While the Company believes that it has sufficient capital to withstand the economic impact of COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$386,627	12.55%	$246,483	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	184,862	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	138,647	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	325,345	7.45%	174,578	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$378,055	12.29%	$246,053	8.00%	$307,566	10.00%
Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	184,539	6.00%	246,053	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	138,405	4.50%	199,918	6.50%
Tier 1 Capital (to Average Assets)[2]	358,703	8.23%	174,384	4.00%	217,980	5.00%

December 31, 2020
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$329,431	14.07%	$187,303	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	140,477	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	105,358	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	271,739	8.70%	125,002	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$317,660	13.57%	$187,294	8.00%	$234,117	10.00%
Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	140,470	6.00%	187,294	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	105,353	4.50%	152,176	6.50%
Tier 1 Capital (to Average Assets)	299,314	9.58%	124,969	4.00%	156,212	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter

Contractual Obligations

The following tables present, as of December 31, 2021, our significant fixed and determinable contractual obligations (dollars in thousands):

	As of December 31, 2021, payments due in
				More
	Less than	1 to 3	3 to 5	than 5
	1 year	years	years	years	Total
Operating leases	$1,522	$2,333	$1,990	$5,250	$11,095
Time deposits	409,656	137,654	26,632	—	573,942
Securities sold under agreement to repurchase	5,085	—	—	—	5,085
FHLB advances and other borrowings	7,500	—	—	75,000	82,500
Subordinated debt	—	—	—	42,500	42,500
Total	$423,763	$139,987	$28,622	$122,750	$715,122

Off-Balance Sheet Arrangements

At December 31, 2021, we had $669.8 million of pre-approved but unused lines of credit and $17.9 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additional information about our off-balance sheet risk exposure is presented in Note 14-Commitments and Contingencies to our audited consolidated financial statements.

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

Fair values for acquired assets and assumed liabilities – Assets and liabilities acquired are recorded at their respective fair values as of the date of the acquisition. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities is allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of December 31, 2021, there was approximately $91.6 million in goodwill.  The Company performed a qualitative assessment on goodwill and the results indicated that there was no impairment as of December 31, 2021.

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

Valuation of deferred tax assets- Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2021, there were approximately $11.2 million in net deferred tax assets.

Evaluation of investment securities for other than temporary impairment- We evaluate investment securities for other than temporary impairment taking into account if we do not have the intent to sell a debt security prior to recovery and it is more likely than not that we will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless a credit loss has occurred in the security. Temporary impairments are recognized on the balance sheet in other comprehensive income / loss. If a security becomes permanently impaired the impairment expense would be recognized and reduce earnings. As of December 31, 2021, there was approximately $2.0 million in gross unrealized losses on investment securities that were classified as temporarily impaired.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”), oversees market risk management and establishes risk measures, limits on policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive overview of the Company’s magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.   We utilize an independent third party earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12-24 months. The model measures the impact on net interest income relative to a flat-rate case scenario of hypothetical fluctuations in interest rates over the next 12-24 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. In addition, third parties will join the ALCO to provide feedback regarding future balance sheet structure, earnings and liquidity strategies.  ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

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

Earnings Simulation Model We believe interest rate risk is effectively measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts in market interest rates over time. For changes up or down in rates from our static interest rate forecast over the next 12 months, limits in the decline in net interest income are as follows:

			Maximum Percentage Decline
			in Net Interest
			Income from the Budgeted
	Estimated % Change in Net		or Base Case
	Interest Income Over 12		Projection of Net Interest
	Months		Income
December 31, 2021:	Increase +	Decrease -	Next 12 Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the third quarter:
± 100 basis points	6.03%	(0.44)%	8%
± 200 basis points	12.32%	(1.12)%	14%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

			Maximum
			Percentage
			Decline in
			Economic Value
			of Equity from
			the Economic
			Value of Equity
	Current Estimated Instantaneous		at Currently
	Rate Change		Prevailing
December 31, 2021:	Increase +	Decrease -	Interest Rates

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
±100 basis points	3.48%	(8.47)%	10%
±200 basis points	7.38%	(14.31)%	15%

At December 31, 2021, our model results indicated that we were within these policy limits.

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

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, and are influenced by interest rates, general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions. Our ALCO is responsible for monitoring our ongoing liquidity needs. Our regulators also monitor our liquidity and capital resources on a periodic basis.

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

For the years ended December 31, 2021 and 2020

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

As permitted by guidance provided by the Staff of U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2021, has excluded Fountain Leasing, LLC. ("Fountain"), acquired on May 3, 2021 and Sevier County Bancshares, Inc. (“SCB”), acquired on September 1, 2021.  Fountain represented 3.18% and 1.28% of consolidated revenue (total interest income and total noninterest income) and consolidated total assets, respectively, as of December 31, 2021. SCB represented 2.67% and 8.30% of consolidated revenue (total interest income and total noninterest income) and consolidated total assets, respectively, as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2021, SmartFinancial, Inc.’s internal control over financial reporting is effective based on those criteria.

BKD LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

SmartFinancial, Inc.

Knoxville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SmartFinancial, Inc. (Company) as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audit included procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses

The Company’s loan portfolio totaled $2.7 billion as of December 31, 2021, and the associated allowance for loan and lease losses (ALLL) on loans was $19.4 million.  As more fully described in Notes 1 and 5 to the consolidated financial statements, the Company estimates the ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses in the remainder of the loan and lease portfolio.  The determination of the ALLL requires significant judgment reflecting the Company’s best estimate of probable loan and lease losses and consisted of general reserves on loans collectively evaluated for impairment and specific reserves on loans individually evaluated for impairment.

Historical loss rates are analyzed by segment and applied to loans not considered impaired.  Historical loss rates are adjusted for qualitative factors that, in management’s judgment, reflect the impact of current conditions on loss recognition.  The qualitative risk factor identification and analysis requires management to exercise significant judgment to adjust the estimate of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates.  The Company’s qualitative adjustments include changes in local and national economic conditions, changes in asset quality, changes in loan and lease portfolio volume, the composition and concentrations of credit, the impact of competition on loan and lease structuring and pricing, the impact of the regulatory environment and changes in laws effectiveness of the Company’s loan and lease policies, procedures and internal controls, COVID-19 loan modification factor and COVID-19 Q factor, which is based upon active COVID cases within the Company’s footprint.  The evaluation of these factors contributes significantly to the general reserve component of the estimate of the allowance for loan losses.

We identified the valuation of the ALLL as a critical audit matter.  Auditing the ALLL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other qualitative factors and evaluating the adequacy of specific reserves on individually evaluated loans.

The primary procedures we performed related to this critical audit matter included:

●	Obtained an understanding of the Company’s process for establishing the ALLL, including the qualitative factor adjustments of the ALLL
●	Evaluated and tested the design and operating effectiveness of internal controls over the ALLL calculation, including data completeness and accuracy, verification of historical net loss data, and calculated net loss rates, the establishment of qualitative adjustments, grading and risk classification of loans, including independent loan review functions, establishment of specific reserves on impaired loans and management’s review controls over qualitative factors and the ALLL as a whole
●	Tested completeness and accuracy of the information utilized in the calculation of the ALLL, including reports used in management review controls over the ALLL
●	Tested clerical/computational accuracy of the formulas within the calculation
●	Evaluated the qualitative adjustments to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions
●	Evaluated management’s risk ratings of loans
●	Evaluated specific reserves on impaired loans
●	Considered the overall reasonableness of the estimated reserve by considering past performance of the Company’s loan portfolio, trends in credit quality indicators of the loan portfolio and trends in peer institutions’ credit quality and ALLL, and comparing the trends to the Company’s allowance for loan loss trends for directional consistency compared to previous years
●	Evaluated the adequacy of the disclosures made in the consolidated financial statements

Business Combinations

As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of Sevier County Bancshares, Inc. and Fountain Leasing, LLC during the year ended December 31, 2021, with an acquisition price of $51.8 and $59.8 million, respectively, including the recognition of $17.2 million and $2.4 million of goodwill, respectively.

Management determined that the acquisitions qualified as a business combination and accordingly all identifiable assets and liabilities acquired were valued at fair value as part of the purchase price allocation as of the acquisition date.  The identification and valuation of such acquired assets and assumed liabilities required management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

We identified the acquisitions and the related valuation of acquired assets and assumed liabilities as a critical audit matter.  Auditing the acquired net assets and acquisition-related matters involved a high degree of subjectivity in evaluating management’s operational assumptions, fair value estimates, purchase price allocations and assessing the appropriateness of outside vendor valuation models.

The primary procedures we performed to address this critical audit matter included:

●	Tested the design and operating effectiveness of internal controls over acquisitions, including management’s assumptions provided to outside vendors and management’s review valuation results provided by outside vendors
●	Obtained and reviewed the executed Plan and Agreement of Merger and Purchase Agreement documents to gain an understanding of the underlying terms of the consummated acquisitions
●	Obtained and reviewed management’s reconciliation procedures of significant accounts
●	Tested management’s computation of the purchase price and determination of goodwill recognized, focusing on the completeness and accuracy of the assets acquired and liabilities assumed and related fair value purchase price allocations
●	Obtained and reviewed significant outside vendor valuation estimates and challenged management’s review of the appropriateness of the valuations of assets acquired and liabilities assumed; including but not limited to, completeness and accuracy of data provided to outside vendors, testing critical inputs, assumptions applied and the valuation models utilized
●	Utilized our internal valuation specialists to assist with testing the related fair value purchase price allocations made to identified assets acquired and liabilities assumed
●	Evaluated the adequacy of the disclosures made in the consolidated financial statements

/s/ BKD, LLP

We have served as the Company’s auditor since 2021.

Louisville, Kentucky

March 14, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

SmartFinancial, Inc.

Knoxville, Tennessee

Opinion on the Internal Control over Financial Reporting

We have audited SmartFinancial, Inc.’s (Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control––Integrated Framework:(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control––Integrated Framework: (2013) issued by COSO.

The Company acquired 100% of the outstanding shares of common stock of Sevier County Bancshares, Inc. and 100% of the membership interest of Fountain Leasing, LLC (the Acquired Businesses); on September 1, 2021, and May 3, 2021, respectively, and management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  The Acquired Businesses represented approximately 2.67% and 8.30% (Sevier County Bancshares, Inc.) and 3.18% and 1.28% (Fountain Leasing, LLC) of the Company’s consolidated total revenue and assets, respectively, as of and for the year ended December 31, 2021.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2021, of the Company and our report dated March 14, 2022, expressed an unqualified opinion thereon.

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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Louisville, Kentucky

March 14, 2022

Report of Predecessor Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SmartFinancial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SmartFinancial, Inc. and Subsidiary (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor from 2018 to 2021.

Atlanta, Georgia

March 16, 2021

SmartFinancial, Inc. and Subsidiary

Consolidated Financial Statements

Consolidated Balance Sheets

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

	2021	2020
ASSETS:
Cash and due from banks	$110,333	$50,460
Interest-bearing deposits with banks	897,244	364,846
Federal funds sold	37,500	66,413
Total cash and cash equivalents	1,045,077	481,719
Debt securities available-for-sale, at fair value	482,453	215,634
Debt securities held-to-maturity, at amortized cost	76,969	—
Other investments	16,494	14,794
Loans held for sale	5,103	11,721
Loans and leases	2,693,397	2,382,243
Less: Allowance for loan and lease losses	(19,352)	(18,346)
Loans and leases, net	2,674,045	2,363,897
Premises and equipment, net	85,958	72,682
Other real estate owned	1,780	4,619
Goodwill and other intangibles, net	105,852	86,471
Bank owned life insurance	79,619	31,215
Other assets	38,229	22,197
Total assets	$4,611,579	$3,304,949

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$1,055,125	$685,957
Interest-bearing demand	899,158	649,129
Money market and savings	1,493,007	919,631
Time deposits	574,648	550,498
Total deposits	4,021,938	2,805,215
Borrowings	87,585	81,199
Subordinated debt	41,930	39,346
Other liabilities	30,696	22,021
Total liabilities	4,182,149	2,947,781
Commitments and contingent liabilities	—	—
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 16,802,990 and 15,107,214 shares issued and outstanding, respectively	16,803	15,107
Additional paid-in capital	292,937	252,693
Retained earnings	118,247	87,185
Accumulated other comprehensive income	1,443	2,183
Total shareholders' equity	429,430	357,168
Total liabilities and shareholders' equity	$4,611,579	$3,304,949

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Income

For the years ended December 31, 2021 and 2020

(Dollars in thousands, except per share data)

	2021	2020
Interest income:
Loans and leases, including fees	$118,582	$112,312
Securities available-for-sale:
Taxable	3,813	2,423
Tax-exempt	1,215	1,369
Federal funds sold and other earning assets	1,622	1,509
Total interest income	125,232	117,613
Interest expense:
Deposits	8,849	13,597
Borrowings	540	816
Subordinated debt	2,449	2,334
Total interest expense	11,838	16,747
Net interest income	113,394	100,866
Provision for loan and lease losses	1,633	8,683
Net interest income after provision for loan and lease losses	111,761	92,183
Noninterest income:
Service charges on deposit accounts	4,650	3,403
Gain on sale of securities	45	6
Mortgage banking	4,040	3,875
Investment services	2,167	1,566
Insurance commissions	3,285	1,850
Interchange and debit card transaction fees, net	4,284	2,413
Other	5,478	2,313
Total noninterest income	23,949	15,426
Noninterest expense:
Salaries and employee benefits	51,656	42,911
Occupancy and equipment	10,196	8,348
FDIC insurance	1,833	1,190
Other real estate and loan related expense	2,098	2,050
Advertising and marketing	830	834
Data processing and technology	6,364	4,476
Professional services	3,147	2,958
Amortization of intangibles	2,256	1,740
Merger related and restructuring expenses	3,701	4,565
Other	9,310	7,647
Total noninterest expense	91,391	76,719
Income before income tax expense	44,319	30,890
Income tax expense	9,529	6,558
Net income	$34,790	$24,332
Earnings per common share:
Basic	$2.23	$1.63
Diluted	$2.22	$1.62
Weighted average common shares outstanding:
Basic	15,572,537	14,955,423
Diluted	15,699,215	15,019,175

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2021 and 2020

(Dollars in thousands)

	2021	2020
Net income	$34,790	$24,332
Other comprehensive income:
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	(3,941)	3,495
Tax effect	1,031	(914)
Reclassification of unrealized gain on securities transferred from available-for-sale to held-to-maturity	905	—
Tax effect	(234)	—
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(8)	—
Tax effect	2	—
Reclassification adjustment for realized gains included in net income	(45)	(6)
Tax effect	12	2
Unrealized gains (losses) on securities available-for-sale, net of tax	(2,278)	2,577
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	2,078	(761)
Tax effect	(540)	199
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	1,538	(562)

Total other comprehensive income (loss)	(740)	2,015
Comprehensive income	$34,050	$26,347

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2021 and 2020

(Dollars in thousands, except per share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Total
Balance, December 31, 2019	14,008,233	$14,008	$232,732	$65,839	$168	$312,747
Net income	—	—	—	24,332	—	24,332
Other comprehensive income	—	—	—	—	2,015	2,015
Common stock issued pursuant to:
Stock options exercised	33,556	33	306	—	—	339
Restricted stock	38,113	38	(38)	—	—	—
Shareholders' of Progressive Financial Group, Inc.	1,292,578	1,293	23,254	—	—	24,547
Stock compensation expense	—	—	482	—	—	482
Common stock dividend ($0.20 per share)	—	—	—	(2,986)	—	(2,986)
Repurchases of common stock	(265,266)	(265)	(4,043)	—	—	(4,308)
Balance, December 31, 2020	15,107,214	$15,107	$252,693	$87,185	$2,183	$357,168
Net income	—	—	—	34,790	—	34,790
Other comprehensive (loss)	—	—	—	—	(740)	(740)
Common stock issued pursuant to:
Stock options exercised	20,075	20	185	—	—	205
Restricted stock	43,334	43	(43)	—	—	—
Shares withheld for payment of taxes	(191)	—	(5)	—	—	(5)
Shareholders' of Sevier County Bancshares, Inc.	1,692,168	1,692	40,563	—	—	42,255
Stock compensation expense	—	—	693	—	—	693
Common stock dividend ($0.24 per share)	—	—	—	(3,728)	—	(3,728)
Repurchases of common stock	(59,610)	(59)	(1,149)	—	—	(1,208)
Balance, December 31, 2021	16,802,990	$16,803	$292,937	$118,247	$1,443	$429,430

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020

(Dollars in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$34,790	$24,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,745	6,021
Accretion of fair value purchase accounting adjustments, net	(4,511)	(4,457)
Provision for loan and lease losses	1,633	8,683
Stock compensation expense	693	482
Gain from redemption and sale of securities available-for-sale	(45)	(6)
Deferred income tax expense (benefit)	643	(1,219)
Increase in cash surrender value of bank owned life insurance	(1,714)	(707)
Net losses from sale and write downs of other real estate owned	160	187
Net gains from mortgage banking	(4,040)	(3,875)
Origination of loans held for sale	(126,493)	(143,022)
Proceeds from sales of loans held for sale	137,151	141,031
Net (gain) from sale of loans and credit cards	(478)	—
Net change in:
Accrued interest receivable	809	(2,456)
Accrued interest payable	(613)	(156)
Other assets	(6,461)	4,529
Other liabilities	7,913	(298)
Net cash provided by operating activities	46,182	29,069
Cash flows from investing activities:
Available-for-sale:
Proceeds from sales	16,771	11,759
Proceeds from maturities, calls and paydowns	132,711	76,195
Purchases	(433,750)	(94,146)
Held-to-maturity:
Purchases	(2,446)	—
Proceeds from sales of other investments	436	34
Purchases of other investments	(1,602)	(1,223)
Purchases of bank owned life insurance	(40,000)	—
Proceeds from bank owned life insurance benefits	427	—
Net increase in loans and leases	(37,105)	(293,964)
Purchases of premises and equipment	(2,377)	(5,439)
Proceeds from sale of other real estate owned	2,833	1,314
Proceeds received from sale of loans	83,745	—
Net cash received from business combinations	15,364	46,132
Net cash used in investing activities	(264,993)	(259,338)
Cash flows from financing activities:
Net increase in deposits	781,315	485,396
Net increase in securities sold under agreements to repurchase	(1,514)	(381)
Proceeds from borrowings	8,201	339,675
Repayment borrowings	(1,097)	(289,718)
Cash dividends paid	(3,728)	(2,986)
Issuance of common stock	200	339
Repurchases of common stock	(1,208)	(4,308)
Net cash provided by financing activities	782,169	528,017
Net change in cash and cash equivalents	563,358	297,748
Cash and cash equivalents, beginning of period	481,719	183,971
Cash and cash equivalents, end of period	$1,045,077	$481,719
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,156	$16,903
Cash paid during the period for income taxes	10,162	8,654
Cash received from income taxes refunds	879	48
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	628	971
Transfer of securities from available-for-sale to held-to-maturity	74,633	—
Transfer from bank premises to other real estate owned	—	1,221
Change in goodwill due to acquisitions and sale of a portfolio of loans	17,430	8,521

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Accounting Estimates:

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, deferred taxes, other than temporary impairments of securities, the fair value of financial instruments, goodwill, and business combination elements (Day 1 and Day 2 Valuation).

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

The in cash or on deposit Bank is required to maintain average balances with the Federal Reserve Bank. During 2020 the Federal Reserve Bank suspended reserve requirements to provide relief related to the COVID-19 pandemic, thus the Bank did not have a reserve requirement at December 31, 2021 and 2020, respectively.

Securities:

Securities are classified based on management’s intention on the date of purchase.  All debt securities classified as available-for-sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at historical cost and adjusted for amortization of premiums and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Transfers of investments securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer.  The unrealized holdings gain or loss at the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities.  Such amounts are amortized over the remaining life of the security.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Other Investments:

The Company is required to maintain an investment in capital stock of various entities, including the Federal Home Loan Bank and Federal Reserve Bank. Based on redemption provisions of these entities, the stock has no quoted market value and is carried at cost. At their discretion, these entities may declare dividends on the stock. Management reviews restricted investments for impairment based on the ultimate recoverability of the cost basis in these stocks.

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

Loans and Leases:

Originated loans and leases for which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at the principal amount outstanding net of any unearned income, charge-offs and unamortized fees and costs.  Nonrefundable fees collected and certain direct costs incurred related to loan and lease originations are deferred and recorded as an adjustment to loans and leases outstanding. The net amount of the nonrefundable fees and costs is amortized to interest income over the contractual lives using methods that approximate a constant yield.

The accrual of interest on loans and leases is discontinued when, in management’s opinion, the borrower may be unable to meet the contractual terms of the obligation payments as they become due, or at the time the loan or lease is 90 days past due, unless the loan is well-secured and in the process of collection. Unsecured loans and leases are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan or lease. In all cases, loans and leases are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful. All interest accrued but not collected for loans and leases that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrual of interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans and leases is recognized on the cash basis, until the loans or leases are returned to accrual status. Loans and leases are returned to accrual status when all the principal and interest amounts

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

contractually due are brought current and the loan or lease has been performing according to the contractual terms for a period of not less than six months.

Acquired Loans:

Acquired loans and leases are those acquired in business combinations by the Company or Bank. The fair values of acquired loans and leases with evidence of credit deterioration, Purchased Credit Impaired loans and leases (“PCI loans and leases”), are recorded net of a nonaccretable discount and accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan or lease when there is reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable discount, which is included in the carrying amount of acquired loans and leases. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable discount. Acquired loans and leases are initially recorded at fair value at acquisition date. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans or leases.

The Company accounts for PCI loans and leases acquired in the acquisition using the expected cash flows method of recognizing discount accretion based on the acquired loans and leases expected cash flows. Management recasts the estimate of cash flows expected to be collected on each acquired impaired loan and lease pool periodically. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan and lease losses and a charge to the provision for loan and lease losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan and lease losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan or lease pool. Purchased performing loans and leases are recorded at fair value, including a credit discount or premium. Credit losses on acquired performing loans and leases are estimated based on analysis of the performing portfolio at the time of purchase. Such estimated credit losses are recorded as nonaccretable discounts in a manner similar to purchased impaired loans and leases. The fair value discount other than for credit loss is accreted as an adjustment to yield over the estimated lives of the loans and leases. A provision for loan and lease losses is recorded for any deterioration in these loans or leases subsequent to the acquisition.

Allowance for Loan and Lease Losses:

The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to expense. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed. Confirmed losses are charged off immediately. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans and leases, as well as probable credit losses inherent in the balance of the loan and lease portfolio. The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the uncollectibility of loans and leases in light of historical experience, the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans or leases, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or leases or groups of loans or leases that are related to future events or expected changes in economic conditions.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The allowance consists of specific and general components. The specific component relates to loans and leases that are classified as impaired. For impaired loans and leases, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan or lease is lower than the carrying value of that loan or lease. The general component covers non-impaired loans and leases and is based on the Company’s historical loss experience adjusted for other qualitative factors. Other adjustments may be made to the allowance for pools of loans and leases after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. As part of the risk management program, an independent review is performed on the loan and lease portfolio according to policy, which supplements management’s assessment of the loan and lease portfolio and the allowance for loan or lease losses. The result of the independent review is reported directly to the Audit Committee of the Board of Directors. Loans and leases, for which the terms have been modified at the borrower’s request, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

A loan or lease is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan or lease agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. Loans and leases that experience insignificant payment delays and payment shortfalls are not classified as impaired. Impaired loans and leases are measured by either the present value of expected future cash flows discounted at the loans or leases effective interest rate, the loans or leases obtainable market price, or the fair value of the collateral if the loan or lease is collateral dependent. Interest on accruing impaired loans or leases is recognized as long as such loans or leases do not meet the criteria for nonaccrual status. Large groups of smaller balance homogeneous loans and leases are collectively evaluated for impairment.

The Company’s homogeneous loan and lease pools include consumer real estate loans, commercial real estate loans, construction and land development loans, commercial and industrial loans, leases and consumer and other loans. The general allocations to these loan and lease pools are based on the historical loss rates for specific loan and lease types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Other Real Estate Owned:

Other real estate owned acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value less cost to sell, at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent to foreclosure valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent write-downs to the value are expensed. As of December 31, 2021, the were no residential real estate properties where physical possession had been obtained and included with in other real estate owned assets and one property for $26 thousand at December 31, 2020.  There were no residential real estate loans in the process of foreclosure at December 31, 2021, and five totaling $384 thousand at December 31, 2020.

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

Other acquired intangible assets with finite lives, such as core deposit intangibles and customer list intangibles, are initially recorded at fair value and amortized over their estimated useful lives. Intangible assets are evaluated for impairment when events or changes in circumstances indicate a potential impairment.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Bank Owned Life Insurance:

The Company has purchased life insurance policies on certain key employees. The purchase of these life insurance policies allows the Company to use tax-advantaged rates of return. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financial needs.  Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions with large U.S. financial institutions in order to minimize the risk to the Company.  These swaps are derivatives, but are not designated as hedging instruments.

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

Leases

The Company leases certain branch locations, administrative offices and equipment. Operating lease Right of Use (“ROU”) assets are included in other assets and the associated lease obligations are included in other liabilities. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; the Company instead recognizes lease expense for these leases on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s corresponding obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is determined using secured rates for new FHLB advances under similar terms as the lease at inception. The Company utilizes the implicit or incremental borrowing rate at the effective date of a modification not accounted for as a separate contract or a change in the lease terms to determine the present value of lease payments. For operating leases commencing prior to January 1, 2019, the Company used the incremental borrowing rate as of that date.

Most leases include one or more options to renew, with renewal terms that can extend the lease term.  The exercise of lease renewal options is at the Company’s sole discretion. When it is reasonably certain the Company will exercise its option to renew or extend the lease term, the option is included in calculating the value of the ROU asset and lease liability. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Revenue Recognition

Service charges on deposit accounts – These deposit account-related fees represent monthly account maintenance and transaction-based service fees such as overdraft and non-sufficient funds fees, stop payment fees and wire transfer fees. For account maintenance services, revenue is recognized at the end of the statement period when our performance obligation has been satisfied. All other revenues from transaction-based services are recognized at a point in time when the performance obligation has been completed.

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

Other –This consists of several forms of recurring revenue such as income earned on changes in the cash surrender value of bank-owned life insurance and interest rate swap fees.  For the remaining immaterial transactions, revenue is recognized when, or as, the performance obligation is satisfied.

Advertising Costs:

The Company expenses all advertising and marketing costs as incurred.

Income Taxes:

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Stock-Based Compensation Plans:

The Company has stock options, restricted stock awards and stock appreciation rights under stock-based compensation plans, which are described in more detail in Note 13-Employee Benefits. The plans have been accounted for under the accounting guidance (FASB ASC 718, Compensation - Stock Compensation) which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and stock or other stock based awards.

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

Comprehensive Income:

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, primarily, (1) unrealized gains and losses on available-for-sale securities and (2) unrealized gains and losses on effective portions of fair value security hedges, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

A cross-functional working group comprised of individuals from credit administration, risk management and accounting and finance are in place implementing and developing the data, forecast, processes, and portfolio segmentation that will be used in the models that will estimate the expected credit loss for each loan segment. The Company has contracted with a third party vendor solution to assist us in the application, analysis, and model development required with implementation of ASU 2016-13. The Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, and it will be influenced by the composition, characteristics and quality of our loan and securities portfolio, as well as the economic conditions and forecasts as of each reporting period. These economic conditions and forecasts could be significantly different in future periods.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”). It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. As of December 31, 2021, the Company ceased issuance of new LIBOR loans. Alternative reference rates at this time are predominantly Secured Overnight Funding Rate (“SOFR”) based.  Remaining LIBOR transition project activities include remediation of remaining LIBOR products by June of 2023. ASU 2020-04 will not have a material impact on the Company’s consolidated financial statements.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Reclassifications:

Certain captions and amounts in the 2020 consolidated financial statements were reclassified to conform to the 2021 presentation. Such reclassifications had no effect on net income and shareholders’ equity, as previously reported.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 2. Business Combinations

Sevier County Bancshares, Inc.

On September 1, 2021, the Company completed the acquisition of Sevier County Bancshares, Inc., a Tennessee corporation (“SCB”), pursuant to an Agreement and Plan of Merger dated April 13, 2021 (the “Merger Agreement”).

In connection with the merger, the Company acquired $484.9 million of assets and assumed $443.1 million of liabilities. Pursuant to the Merger Agreement, at the effective time of the merger, SCB shareholders were entitled to receive for each share of SCB common stock, no par value per share, outstanding immediately prior to the Merger, either (i) $10.17 in cash (the “Per Share Cash Consideration”), or (ii) 0.4116 shares of Company common stock, par value $1.00 (the “Per Share Stock Consideration”). Pursuant to the terms of the Merger Agreement, (i) each SCB shareholder holding 20,000 shares or more of SCB common stock will receive the Per Share Stock Consideration and (ii) each SCB shareholder holding fewer than 20,000 shares of SCB common stock may elect to receive either the Per Share Stock Consideration or the Per Share Cash Consideration.  SmartFinancial issued 1,692,168 shares of SmartFinancial common stock and paid $9.6 million in cash as consideration for the Merger.  The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $17.2 million, representing the intangible value of SCB’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes.  The Company is amortizing the related core deposit intangible of $1.6 million using the effective yield method over 120 months (10 years), which represents the expected useful life of the asset.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The purchased assets and assumed liabilities were recorded at their acquisition date fair values (1) and are summarized in the table below (in thousands).

		Initial
	As recorded	Fair value	Subsequent	As recorded
	by SCB	adjustments	Adjustments	by the Company
Assets:
Cash & cash equivalents	$84,313	$—	$—	$84,313
Investment securities available-for-sale	64,219	(614)	—	63,605
Restricted investments	533	—	—	533
Loans	304,620	(4,551)	(3,049)	297,020
Allowance for loan losses	(3,644)	3,644	—	—
Premises and equipment, net	15,579	(295)	(22)	15,262
Bank owned life insurance	7,116	—	—	7,116
Deferred tax asset, net	10,340	(4,007)	769	7,102
Core deposit intangible	—	1,550	—	1,550
Interest Receivable	884	—	—	884
Other assets	920	(272)	(533)	115
Total assets acquired	$484,880	$(4,545)	$(2,835)	$477,500

Liabilities:
Deposits	$435,036	$—	$—	$435,036
Time deposit premium	—	888	—	888
Subordinated debt	2,500	—	—	2,500
Payables and other liabilities	5,563	115	(1,254)	4,424
Total liabilities assumed	443,099	1,003	(1,254)	442,848
Excess of assets acquired over liabilities assumed	$41,781
Aggregate fair value adjustments		$(5,548)	$(1,581)
Total identifiable net assets				34,652
Consideration transferred:
Cash				9,568
Common stock issued (1,692,168 shares)				42,255
Total fair value of consideration transferred				51,823

Goodwill				$17,171

(1) Fair values are preliminary and are subject to refinement for a period of one year after the closing date of an acquisition as information relative to the closing date fair value becomes available.

The following table presents additional information related to the purchased credit impaired loans (ASC 310-30) of the acquired loan portfolio at the acquisition date (in thousands):

September 1, 2021
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$30,293
Non-accretable differences	7,609
Cash flows expected to be collected	22,684
Accretable yield	3,552
Fair value	$19,132

The following table discloses the impact of the merger with SCB since the acquisition date through the year ended December 31, 2021. The table also presents certain pro-forma information (net interest income and noninterest income (“Revenue”) and net income) as if the SCB acquisition had occurred on January 1, 2020. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Merger-related costs from the SCB acquisition for the year ended December 31, 2021, were $3.5 million and have been excluded from the pro-forma information presented below.  The actual results and pro-forma information were as follows (in thousands):

(in thousands):

	Year Ended
	December 31,
	Revenue	Net Income
2021:
Actual SCB results included in statement of income since acquisition date	$3,526	$76
Supplemental consolidation pro-forma as if SCB had been acquired January 1, 2021	147,406	39,707

2020:
Supplemental consolidation pro-forma as if SCB had been acquired January 1, 2020	$127,496	$23,994

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

	As recorded	Fair value	Subsequent	As recorded
	by Fountain	adjustments	Adjustments	by the Company
Assets:
Cash & cash equivalents	$413	$—	$—	$413
Leases	54,945	(720)	—	54,225
Allowance for lease losses	(1,796)	1,796	—	—
Customer list intangible	—	2,658	—	2,658
Other repossessed assets	319	—	—	319
Other assets	233	—	—	233
Total assets acquired	$54,114	$3,734	$—	$57,848

Liabilities:
Payables and other liabilities	$683	$(229)	$—	$454
Total liabilities assumed	683	(229)	—	454
Excess of assets acquired over liabilities assumed	$53,431
Aggregate fair value adjustments		$3,963	$—
Total identifiable net assets				57,394
Consideration transferred:
Cash				59,794
Total fair value of consideration transferred				59,794

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Goodwill	$2,400
(1)	Fair values are preliminary and are subject to refinement for a period of one year after the closing date of an acquisition as information relative to the closing date fair value becomes available.

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

The following table discloses the impact of the merger with Fountain since the acquisition date through the year ended December 31, 2021. The table also presents certain pro-forma information (net interest income and noninterest income (“Revenue”) and net income) as if the Fountain acquisition had occurred on January 1, 2020. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

Merger-related costs from the Fountain acquisition for the year ended December 31, 2021, were $172 thousand and have been excluded from the pro-forma information presented below.  The actual results and pro-forma information were as follows (in thousands):

	Year Ended
	December 31,
	Revenue	Net Income
2021:
Actual Fountain results included in statement of income since acquisition date	$4,576	$1,271
Supplemental consolidation pro-forma as if Fountain had been acquired January 1, 2021	139,131	34,767

2020:
Supplemental consolidation pro-forma as if Fountain had been acquired January 1, 2020	$129,901	$25,658

Acquisition of Progressive Financial Group, Inc.

On March 1, 2020, the Company completed the merger of Progressive Financial Group, Inc., a Tennessee corporation (“PFG”), pursuant to an Agreement and Plan of Merger dated October 29, 2019 (the “Merger Agreement”).

In connection with the merger, the Company acquired $301 million of assets and assumed $272 million of liabilities. Pursuant to the Merger Agreement, each outstanding share of PFG common stock was converted into and cancelled in exchange to the right to receive $474.82 in cash, and 62.3808 shares of the Company’s common stock. The Company issued 1,292,578 shares of its common stock and paid $9.8 million in cash as consideration for the Merger. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $8.8 million, representing the intangible value of PFG’s business and reputation

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company is amortizing the related core deposit intangible of $1.4 million using the effective yield method over 120 months (10 years), which represents the expected useful life of the asset. The Company also established two intangible assets related to the insurance agency acquired as part of the PFG acquisition; 1.) Customer relationships of $1.1 million, amortizing sum-of-the-years digits over 120 months (10 years), 2.) Tradename of $63 thousand, amortizing straight-line over 60 months (5 years).

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

December 31, 2021 and 2020

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below.  There were no antidilutive shares for the year ended December 31, 2021, and 73 thousand antidilutive shares for the year ended December 31, 2020, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except per share data):

	2021	2020
Basic earnings per share computation:
Net income available to common shareholders	$34,790	$24,332
Average common shares outstanding – basic	15,572,537	14,955,423
Basic earnings per share	$2.23	$1.63
Diluted earnings per share computation:
Net income available to common shareholders	$34,790	$24,332
Average common shares outstanding – basic	15,572,537	14,955,423
Incremental shares from assumed conversions:
Stock options and restricted stock	126,678	63,752
Average common shares outstanding - diluted	15,699,215	15,019,175
Diluted earnings per common share	$2.22	$1.62

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 4. Securities

The amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2021 and 2020 are summarized as follow (in thousands):

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$138,212	$64	$(518)	$137,758
U.S. Government-sponsored enterprises (GSEs)	21,898	76	(173)	21,801
Municipal securities	67,310	512	(2)	67,820
Other debt securities	26,989	313	(82)	27,220
Mortgage-backed securities (GSEs)	228,011	971	(1,128)	227,854
Total	$482,420	$1,936	$(1,903)	$482,453

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$31,023	$20	$(87)	$30,956
Municipal securities	45,946	63	(19)	45,990
Total	$76,969	$83	$(106)	$76,946

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$30,526	$10	$(6)	$30,530
Municipal securities	89,644	2,345	—	91,989
Other debt securities	25,019	112	(13)	25,118
Mortgage-backed securities (GSEs)	66,425	1,754	(182)	67,997
Total	$211,614	$4,221	$(201)	$215,634

At December 31, 2021 and 2020, securities with a carrying value totaling approximately $201.2 million and $80.2 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

During the fourth quarter of 2021, the Company transferred $74.6 million of available-for-sale debt securities to the held-to-maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The related $905 thousand of unrealized holding gain that was included in the transfer is retained in accumulated other comprehensive income and in the carrying value of the held-to-maturity securities. This amount will be amortized

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

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

	December 31, 2021
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$907	$911
Due from one year to five years	66,807	66,584
Due from five years to ten years	131,800	131,926
Due after ten years	54,895	55,178
	254,409	254,599
Mortgage-backed securities	228,011	227,854
Total	$482,420	$482,453

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	—	—
Due from five years to ten years	4,061	4,051
Due after ten years	72,908	72,895
	76,969	76,946
Mortgage-backed securities	—	—
Total	$76,969	$76,946

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale and securities held-to-maturity have been in a continuous unrealized loss position, as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$99,959	$(518)	11	$—	$—	—	$99,959	$(518)	11
U.S. Government-sponsored enterprises (GSEs)	14,156	(168)	2	579	(5)	2	14,735	(173)	4
Municipal securities	2,519	(2)	1	—	—	—	2,519	(2)	1
Other debt securities	5,983	(82)	6	—	—	—	5,983	(82)	6
Mortgage-backed securities (GSEs)	159,725	(1,002)	31	8,233	(126)	6	167,958	(1,128)	37
Total	$282,342	$(1,772)	51	$8,812	$(131)	8	$291,154	$(1,903)	59

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

	December 31, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$21,901	$(87)	8	$—	$—	—	$21,901	$(87)	8
Municipal securities	4,173	(19)	6	—	—	—	4,173	(19)	6
Total	$26,074	$(106)	14	$—	$—	—	$26,074	$(106)	14

	December 31, 2020
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
December 31, 2020:
U.S. Government-sponsored enterprises (GSEs)	$15,510	$(5)	3	$132	$(1)	1	$15,642	$(6)	4
Other debt securities	1,495	(5)	1	977	(8)	1	2,472	(13)	2
Mortgage-backed securities (GSEs)	9,790	(87)	6	6,083	(95)	3	15,873	(182)	9
Total	$26,795	$(97)	10	$7,192	$(104)	5	$33,987	$(201)	15

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

Based on this evaluation, the Company concluded that any unrealized losses at December 31, 2021 represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of December 31, 2021, the Company does not intend to sell any of the securities, does not expect to be required to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2021, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	December 31,	December 31,
	2021	2020
Federal Reserve Bank stock	$9,693	$8,606
Federal Home Loan Bank stock	6,451	5,838
First National Bankers Bank stock	350	350
Total	$16,494	$14,794

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 5. Loans and Leases and Allowance for Loan and Lease Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	December 31, 2021			December 31, 2020
	PCI	All Other		PCI	All Other
	Loans and Leases[1]	Loans and Leases	Total	Loans and Leases[1]	Loans and Leases	Total
Commercial real estate	$20,875	$1,363,281	$1,384,156	$16,123	$996,853	$1,012,976
Consumer real estate	11,833	465,439	477,272	10,258	433,672	443,930
Construction and land development	2,882	275,504	278,386	5,348	272,727	278,075
Commercial and industrial	2,516	485,508	488,024	308	634,138	634,446
Leases	3,170	50,538	53,708	—	—	—
Consumer and other	71	11,780	11,851	27	12,789	12,816
Total loans and leases	41,347	2,652,050	2,693,397	32,064	2,350,179	2,382,243
Less: Allowance for loan and lease losses	(179)	(19,173)	(19,352)	(309)	(18,037)	(18,346)
Loans and leases, net	$41,168	$2,632,877	$2,674,045	$31,755	$2,332,142	$2,363,897

1 Purchased Credit Impaired loans and leases (“PCI loans and leases”) are loans and leases with evidence of credit deterioration at purchase.

For purposes of the disclosures required pursuant to the adoption of ASC 310, the loan and lease portfolio was disaggregated into segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. There are six loan and lease portfolio segments that include commercial real estate, consumer real estate, construction and land development, commercial and industrial, leases, and consumer and other.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Leases: The lease portfolio segment includes leases to small and mid-size companies for equipment financing leases. These leases are secured by a secured interest in the equipment being leased.

Consumer and Other: The consumer loan portfolio segment includes direct consumer installment loans, overdrafts and other revolving credit loans, and educational loans. Loans in this portfolio are sensitive to unemployment and other key consumer economic measures.

Credit Risk Management:

The Company employs a credit risk management process with defined policies, accountability and routine reporting to manage credit risk in the loan and lease portfolio segments. Credit risk management is guided by credit policies that provide for a consistent and prudent approach to underwriting and approvals of credits. Within the Credit Policy, procedures exist that elevate the approval requirements as credits become larger and more complex. All loans and leases are individually underwritten, risk-rated, approved, and monitored.

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

Credit quality and trends in the loan and lease portfolio segments are measured and monitored regularly. Detailed reports, by product, collateral, accrual status, etc., are reviewed by Director, Management and Loan Committees.

The allowance for loan and lease losses is a valuation reserve established through provisions for loan and lease losses charged against income. The allowance for loan and lease losses, which is evaluated quarterly, is maintained at a level that management deems sufficient to absorb probable losses inherent in the loan and lease portfolio. Loans and leases deemed to be uncollectible are charged against the allowance for loan and lease losses, while recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses. The allowance for loan and lease losses is comprised of specific valuation allowances for loans and leases evaluated individually for impairment and general allocations for pools of homogeneous loans and leases with similar risk characteristics and trends.

The allowance for loan and lease losses related to specific loans and leases is based on management’s estimate of potential losses on impaired loans and leases as determined by (1) the present value of expected future cash flows; (2) the fair value of collateral if the loan or lease is determined to be collateral dependent or (3) the loan’s or leases’ observable market price. The Company’s homogeneous loan and lease pools include commercial real estate loans, consumer real estate loans, construction and land development loans, commercial and industrial loans, leases and consumer and other loans. The general allocations to these loan and lease pools are based on the historical loss rates for specific loan and lease types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors.

The qualitative factors considered by management include, among other factors, (1) changes in local and national economic conditions; (2) changes in asset quality; (3) changes in loan and lease portfolio volume; (4) the composition and concentrations of credit; (5) the impact of competition on loan and lease structuring and pricing; (6) the impact of the regulatory environment and changes in laws; (7) effectiveness of the Company’s loan and lease policies, procedures and internal controls; (8) COVID-19 loan modification factor and (9) COVID-19 Q factor, which is based upon active COVID cases within the Company’s footprint.  The total allowance established for each homogeneous loan and lease pool represents the product of the historical loss ratio adjusted for qualitative factors and the total dollar amount of the loans and leases in the pool.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The determination of the adequacy of the allowance for loan and lease losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and leases, management obtains independent appraisals for significant collateral.

The Company’s loans and leases are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Company has a diversified loan and lease portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

While management uses available information to recognize losses on loans and leases, further reductions in the carrying amounts of loans and leases may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and leases. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and leases may change materially in the near term.

As previously mentioned in Note 1 – Presentation of Financial Information, the CARES Act established the PPP, administered directly by the SBA.  The PPP provides loans of up to $10 million to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency.  PPP loans carry an interest rate of one percent, and a maturity of two or five years.  These loans are fully guaranteed by the SBA and are not included in the Company’s loan loss allowance calculations. The loans may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels.  PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.  The SBA pays the Company fees for processing PPP loans and the fees are accounted for as loan origination fees and recognized over the contractual loan term as a yield adjustment on the loans. At December 31, 2021, the net deferred fees outstanding was $2.0 million for the 2021 PPP loans and no net deferred fees were outstanding for the 2020 PPP loans.  At December 31, 2020, the net deferred fees outstanding for the 2020 PPP loans was $4.2 million.  PPP loans are included in the Commercial and Industrial loan segments. As of December 31, 2021, the Company had 587 PPP loans outstanding, with an outstanding principal balance of $52.2 million and as of December 31, 2020, the Company had 2,863 PPP loans outstanding, with an outstanding principal balance of $288.9 million.

The composition of loans by loan and lease classification for impaired and performing loan and lease status is summarized in the tables below (in thousands):

			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
December 31, 2021:
Performing loans and leases	$1,362,423	$463,374	$275,504	$485,411	$50,538	$11,780	$2,649,030
Impaired loans and leases	858	2,065	—	97	—	—	3,020
	1,363,281	465,439	275,504	485,508	50,538	11,780	2,652,050
PCI loans and leases	20,875	11,833	2,882	2,516	3,170	71	41,347
Total loans and leases	$1,384,156	$477,272	$278,386	$488,024	$53,708	$11,851	$2,693,397

December 31, 2020:
Performing loans and leases	$992,982	$432,356	$272,727	$633,992	$—	$12,789	$2,344,846
Impaired loans and leases	3,871	1,316	—	146	—	—	5,333
	996,853	433,672	272,727	634,138	—	12,789	2,350,179
PCI loans and leases	16,123	10,258	5,348	308	—	27	32,064
Total loans and leases	$1,012,976	$443,930	$278,075	$634,446	$—	$12,816	$2,382,243

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The following tables show the allowance for loan and lease losses allocation by loan classification for impaired, PCI, and performing loans (in thousands):

			Construction	Commercial		Consumer
	Commercial	Consumer	and Land	and		and
	Real Estate	Real Estate	Development	Industrial	Leases	Other	Total
December 31, 2021:
Performing loans and leases	$9,355	$3,237	$1,882	$3,685	$330	$123	$18,612
Impaired loans and leases	396	69	—	96	—	—	561
	9,751	3,306	1,882	3,781	330	123	19,173
PCI loans and leases	30	148	—	—	—	1	179
Total loans and leases	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352

December 31, 2020:
Performing loans and leases	$7,579	$3,267	$2,076	$4,768	$—	$110	$17,800
Impaired loans and leases	—	116	—	121	—	—	237
	7,579	3,383	2,076	4,889	—	110	18,037
PCI loans and leases	—	88	—	218	—	3	309
Total loans and leases	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346

The following tables detail the changes in the allowance for loan and lease losses by loan classification (in thousands):

	Year Ended December 31, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346
Charged-off loans and leases	—	(67)	—	(298)	(166)	(482)	(1,013)
Recoveries of charge-offs	83	39	—	25	41	198	386
Provision charged to expense	2,119	11	(194)	(1,053)	455	295	1,633
Ending balance	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352

	Year Ended December 31, 2020
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$4,508	$2,576	$1,127	$1,957	$—	$75	$10,243
Charged-off loans and leases	—	(23)	—	(420)	—	(398)	(841)
Recoveries of charge-offs	19	39	2	114	—	87	261
Provision charged to expense	3,052	879	947	3,456	—	349	8,683
Ending balance	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. Our provision for loan and lease losses for the year ended December 31, 2021, is $1.6 million compared to $8.7 million in the same period of 2020, a decrease of $7.1 million.  As of December 31, 2021, and 2020, our allowance for loan and lease losses was $19.4 million and $18.3 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for loan and lease loss as a percentage of total loans was 0.72% at December 31, 2021 and 0.77% at December 31, 2020.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

A description of the general characteristics of the risk grades used by the Company is as follows:

Pass: Loans and leases in this risk category involve borrowers of acceptable-to-strong credit quality and risk who have the apparent ability to satisfy their loan and lease obligations. Loans and leases in this risk grade would possess sufficient mitigating factors, such as adequate collateral or strong guarantors possessing the capacity to repay the debt if required, for any weakness that may exist.

Watch: Loans and leases in this risk category involve borrowers that exhibit characteristics, or are operating under conditions that, if not successfully mitigated as planned, have a reasonable risk of resulting in a downgrade within the next six to twelve months. Loans and leases may remain in this risk category for six months and then are either upgraded or downgraded upon subsequent evaluation.

Special Mention: Loans and leases in this risk grade are the equivalent of the regulatory definition of "Other Assets Especially Mentioned" classification. Loans and leases in this category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and /or reliance on the secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in the Company’s credit position.

Substandard: Loans and leases in this risk grade are inadequately protected by the borrower’s current financial condition and payment capability or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans and leases in this risk grade have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimated loss is deferred until its more exact status may be determined.

Uncollectible: Loans and leases in this risk grade are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan or lease has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan or lease, even though partial recovery may be obtained in the future. Charge-offs against the allowance for loan and lease losses are taken in the period in which the loan or lease becomes uncollectible. Consequently, the Company typically does not maintain a recorded investment in loans or leases within this category.

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.  No significant changes were made during the past year.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating (in thousands):

	December 31, 2021
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$1,330,888	$460,190	$275,124	$480,677	$50,538	$11,724	$2,609,141
Watch	27,246	1,334	237	4,345	—	42	33,204
Special mention	4,120	1,525	70	228	—	—	5,943
Substandard	1,027	2,390	73	213	—	14	3,717
Doubtful	—	—	—	45	—	—	45
Total	1,363,281	465,439	275,504	485,508	50,538	11,780	2,652,050

PCI Loans and Leases:
Pass	16,019	9,714	2,335	2,516	3,170	71	33,825
Watch	1,271	539	91	—	—	—	1,901
Special mention	15	68	—	—	—	—	83
Substandard	3,570	1,512	456	—	—	—	5,538
Doubtful	—	—	—	—	—	—	—
Total	20,875	11,833	2,882	2,516	3,170	71	41,347
Total loans and leases	$1,384,156	$477,272	$278,386	$488,024	$53,708	$11,851	$2,693,397

	December 31, 2020
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$922,153	$417,302	$269,350	$625,836	$—	$12,622	$2,247,263
Watch	66,287	14,218	3,296	7,673	—	137	91,611
Special mention	4,446	46	—	320	—	—	4,812
Substandard	3,967	2,020	81	261	—	30	6,359
Doubtful	—	86	—	48	—	—	134
Total	996,853	433,672	272,727	634,138	—	12,789	2,350,179

PCI Loans and Leases:
Pass	11,072	8,382	1,008	262	—	25	20,749
Watch	3,381	224	3,820	—	—	2	7,427
Special mention	19	57	—	—	—	—	76
Substandard	1,651	1,595	520	46	—	—	3,812
Doubtful	—	—	—	—	—	—	—
Total	16,123	10,258	5,348	308	—	27	32,064
Total loans and leases	$1,012,976	$443,930	$278,075	$634,446	$—	$12,816	$2,382,243

Past Due Loans and Leases:

A loan or lease is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. Generally, management places a loan or lease on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	December 31, 2021
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$172	$—	$—	$858	$1,030	$20,875	$1,362,251	$1,384,156
Consumer real estate	884	10	—	2,139	3,033	11,833	462,406	477,272
Construction and land development	91	—	—	—	91	2,882	275,413	278,386
Commercial and industrial	1,191	119	45	116	1,471	2,516	484,037	488,024
Leases	361	—	—	—	361	3,170	50,177	53,708
Consumer and other	99	4	19	11	133	71	11,647	11,851
Total	$2,798	$133	$64	$3,124	$6,119	$41,347	$2,645,931	$2,693,397

	December 31, 2020
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$134	$—	$67	$3,740	$3,941	$16,123	$992,912	$1,012,976
Consumer real estate	1,916	51	82	1,823	3,872	10,258	429,800	443,930
Construction and land development	245	—	—	12	257	5,348	272,470	278,075
Commercial and industrial	12	76	—	36	124	308	634,014	634,446
Leases	—	—	—	—	—	—	—	—
Consumer and other	14	5	—	22	41	27	12,748	12,816
Total	$2,321	$132	$149	$5,633	$8,235	$32,064	$2,341,944	$2,382,243

Impaired Loans and Leases:

A loan or lease held for investment is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the terms of the loan or lease agreement.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The following is an analysis of the impaired loan and lease portfolio, including PCI loans and leases, detailing the related allowance recorded (in thousands):

	December 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans and leases without a valuation allowance:
Commercial real estate	$—	$—	$—	$3,871	$3,872	$—
Consumer real estate	1,805	1,806	—	888	888	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,805	1,806	—	4,759	4,760	—
Impaired loans and leases with a valuation allowance:
Commercial real estate	858	859	396	—	—	—
Consumer real estate	260	262	69	428	428	116
Construction and land development	—	—	—	—	—	—
Commercial and industrial	97	96	96	146	146	121
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,215	1,217	561	574	574	237
PCI loans and leases:
Commercial real estate	707	926	30	—	—	—
Consumer real estate	1,129	1,251	148	1,827	2,086	88
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	270	234	218
Leases	—	—	—	—	—	—
Consumer and other	5	3	1	21	20	3
	1,841	2,180	179	2,118	2,340	309
Total impaired loans and leases	$4,861	$5,203	$740	$7,451	$7,674	$546

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

	Year Ended December 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$800	$1	$1,073	$12
Consumer real estate	1,783	78	701	33
Construction and land development	—	—	231	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
	2,583	79	2,005	45
Impaired loans and leases with a valuation allowance:
Commercial real estate	1,145	104	158	2
Consumer real estate	334	14	656	24
Construction and land development	—	—	—	—
Commercial and industrial	132	8	244	8
Leases	—	—	—	—
Consumer and other	—	—	—	—
	1,611	126	1,058	34
PCI loans and leases:
Commercial real estate	488	42	200	1
Consumer real estate	1,140	83	1,461	117
Construction and land development	—	—	46	—
Commercial and industrial	197	3	321	7
Leases	—	—	—	—
Consumer and other	13	—	27	—
	1,838	128	2,055	125
Total impaired loans and leases	$6,032	$333	$5,118	$204

Troubled Debt Restructurings:

At December 31, 2021 and 2020, impaired loans included loans that were classified as TDRs. The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

As of December 31, 2021, and 2020, management had approximately $206 thousand and $257 thousand, respectively, in loans that met the criteria for TDR restructured loans, none of which were on nonaccrual.  A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following table presents a summary of loans that were modified as troubled debt restructurings at December 31, 2021 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
		Recorded	Recorded
December 31, 2021	Number of Contracts	Investment	Investment
Consumer real estate	1	$104	$104
Commercial and industrial	2	96	96
Consumer and other	1	6	6

There were no loans that were modified as troubled debt restructurings during the past twelve months.  The two commercial and industrial loans and the one consumer and other loan are currently past due.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The Coronavirus Aid Relief and Economic Security (“CARES”) Act along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 does not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 1 Presentation of Financial Information for more information.  At December 31, 2021, the Company had no loans remaining under COVID-19 modifications.

Foreclosure Proceedings and Balances:

As of December 31, 2021, the were no residential real estate properties where physical possession had been obtained and included with in other real estate owned assets and one property for $26 thousand at December 31, 2020.  There were no residential real estate loans in the process of foreclosure at December 31, 2021, and five totaling $384 thousand at December 31, 2020.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Purchased Credit Impaired Loans and Leases:

The Company has acquired loans and leases which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans and leases for the years ended December 31, are as follows (in thousands):

	2021	2020
Commercial real estate	$31,600	$23,787
Consumer real estate	14,215	12,692
Construction and land development	3,699	1,812
Commercial and industrial	3,424	6,521
Leases	3,557	—
Consumer and other	125	161
Total loans and leases	56,620	44,973
Less: Remaining purchase discount	(15,273)	(12,909)
Total loans and leases, net of purchase discount	41,347	32,064
Less: Allowance for loan and leases losses	(179)	(309)
Carrying amount, net of allowance	$41,168	$31,755

The following is a summary of the accretable yield on acquired loans and leases for the years ended December 31, (in thousands):

	2021	2020
Accretable yield, beginning of period	$16,889	$8,454
Additions	4,202	2,515
Accretion income	(6,306)	(5,347)
Reclassification	2,214	2,792
Other changes, net	(2,381)	8,475
Accretable yield, end of period	$14,618	$16,889

There was an allowance for loan and leases losses on purchase credit impaired loans at the years ended December 31, 2021 and 2020 of $179 thousand and $309 thousand, respectively.

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

	2021	2020
Balance, beginning of year	$14,459	$24,091
Disbursements	1,306	7,108
Repayments	(1,795)	(16,740)
Balance, end of year	$13,970	$14,459

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

At December 31, 2021, the Company had pre-approved but unused lines of credit totaling approximately $7.7 million to related parties.

Note 6. Premises and Equipment

A summary of premises and equipment at December 31, is as follows (in thousands):

	Useful Life	2021	2020
Land and land improvements	Indefinite	$19,511	$16,724
Building and leasehold improvements	15-40 years	65,115	53,701
Furniture, fixtures and equipment	3-7 years	21,530	18,095
Construction in progress		492	964
Total, gross		106,648	89,484
Accumulated depreciation		(20,690)	(16,802)
Total, net		$85,958	$72,682

At December 31, 2021 management estimates the cost necessary to complete the construction in progress will be approximately $200 thousand.

Depreciation and amortization expense relating to premises and equipment was $4.2 million and $3.7 million for the years ended December 31, 2021 and 2020, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill and Intangible Assets:

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year. For 2021, the results of the qualitative assessment provided no indication of potential impairment. For 2020, considering the economic conditions resulting from the COVID-19 pandemic, the Company performed a Step 1 goodwill impairment test (which compares the fair value of a reporting unit with its carrying amount, including goodwill), the results indicated that there was no impairment. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	December 31,	December 31,
	2021	2020
Goodwill:
Balance, beginning of period	$74,135	$65,614
Acquisition of PFG	323	8,521
Acquisition of Fountain	2,400	—
Acquisition of SCB	17,171	—
Adjustment, due to Sale	(2,464)	—
Balance, end of the period	$91,565	$74,135

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
December 31, 2021:
Beginning balance January 1, 2021, gross	$15,920	$1,064	$63	$17,047
Acquisition of Fountain	-	2,658	-	2,658
Acquisition of SCB	1,550	-	-	1,550
Balance, December 31, 2021, other intangible assets, gross	17,470	3,722	63	21,255
Less: accumulated amortization	(6,212)	(733)	(23)	(6,968)
Balance, December 31, 2021, other intangible assets, net	$11,258	$2,989	$40	$14,287

December 31, 2020:
Beginning balance January 1, 2020, gross	$14,550	$-	$-	$14,550
Acquisition of PFG	1,370	1,064	63	2,497
Balance, December 31, 2020, other intangible assets, gross	15,920	1,064	63	17,047
Less: accumulated amortization	(4,540)	(161)	(10)	(4,711)
Balance, December 31, 2020, other intangible assets, net	$11,380	$903	$53	$12,336

The aggregate amortization expense for other intangibles assets for the years ended December 31, 2021 and 2020, was $2.3 million and $1.7 million, respectively.

The estimated aggregate amortization expense for future periods for other intangible assets is as follows (in thousands):

2022	$2,521
2023	2,356
2024	2,203
2025	2,041
2026	1,888
Thereafter	3,278
Total	$14,287

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 8. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more was $160.0 million and $138.1 million at December 31, 2021 and 2020, respectively. At December 31, 2021, the scheduled maturities of time deposits are as follows (in thousands):

2022	$409,656
2023	104,666
2024	32,988
2025	16,040
2026	10,592
Thereafter	—
Total	$573,942

As of December 31, 2021, and 2020, there was a fair value adjustment of $707 thousand and $336 thousand, respectively, to time deposits as a result of business combinations.

From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as "related parties"). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits was $25.4 million and $21.6 million at December 31, 2021 and 2020, respectively.

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

At December 31, 2021 and 2020, the Company had securities sold under agreements to repurchase of $5.1 million and $5.8 million, respectively, with commercial checking customers which were secured by government agency securities.  The average balance for 2021 and 2020 was $5.7 million and $6.2 million, respectively.  The maximum month-end outstanding balance for 2021 and 2020 was $7.3 million and $8.4 million, respectively.  The carrying value of investment securities pledged as collateral under repurchase agreements was $10.1 million and $7.6 million at December 31, 2021 and December 31, 2020, respectively.

Federal Reserve Bank:

The Bank has agreements with the Federal Reserve Bank’s discount window to provide additional funding to the Bank. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans.

At December 31, 2021 and 2020, the funding capacity and loans secured for borrowings was as follows (in thousands):

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

	2021	2020
Maximum funding capacity	$116,942	$149,219
Borrowings	—	—
Additional funding capacity	$116,942	$149,219
Loans secured for borrowings	$194,543	$258,774

Federal Home Loan Bank Advances:

The Bank has agreements with the Federal Home Loan Bank of Cincinnati ("FHLB") that can provide advances to the Bank. All of the advances are secured by a blanket lien on qualifying first mortgages on 1-4 family residential, multi-family properties and commercial properties and are pledged as collateral for these advances. There were no securities pledged to FHLB at December 31, 2021 and 2020.

At December 31, 2021 and 2020, the borrowing capacity and loans secured for advances was as follows (in thousands):

	2021	2020
Maximum borrowing capacity	$243,467	$194,445
FHLB advances	(75,000)	(75,000)
Standby letters of credit	(3,981)	(83,982)
Additional borrowing capacity	$164,486	$35,463
Loans secured for advances	$342,206	$281,670

At December 31, 2021 and 2020, FHLB advances consist of the following (in thousands):

	2021	2020
Long-term advance dated September 10, 2019, requiring monthly interest payments, fixed at 0.93%, with a put option exercisable on September 10, 2020 and then quarterly thereafter, principal due in September 2029.[1]	$25,000	$25,000

Long-term advance dated February 28, 2020, requiring monthly interest payments, fixed at 0.46%, with a put option exercisable on February 26, 2021 and then quarterly thereafter, principal due in February 2030.[1]	50,000	50,000
Total	$75,000	$75,000

1On agreements with put options, the FHLB has the right, at its discretion, to terminate the entire advance prior to the stated maturity date.  The termination option may only be exercised on the expiration date of the predetermined lockout period and on a quarterly basis thereafter.

Scheduled maturities:

At December 31, 2021, scheduled maturities of the FHLB advances are as follows (in thousands):

2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	75,000
Total	$75,000

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Other Borrowings:

On May 1, 2018, the Company entered into a loan agreement in the amount of $500 thousand at a rate of 4.75% with semi-annual payments of principal plus accrued interest over an amortization period of ten years. The outstanding balance of the borrowing of $374 thousand was repaid during June 2021.  The outstanding principal balance of the borrowing at December 31, 2020, was $396 thousand.

Federal Funds Purchased:

There were no federal funds purchased as of December 31, 2021 and 2020 respectively.

Line of Credit:

The Company has a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company. The maturity of the line of credit is March 24, 2023. At December 31, 2021, $7.5 million was outstanding under the line of credit, and $17.5 million of the line of credit remained available to the Company.

Note 10. Subordinated Debt

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of December 31, 2021 and 2020. Unamortized debt issuance cost was $570 thousand and $654 thousand at December 31, 2021 and 2020, respectively.

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

The Notes debt issuance costs totaled $844 thousand and will be amortized through the Notes’ maturity date. Amortization expense totaled $84 thousand and $84 thousand for the years ended December 31, 2021 and 2020, respectively.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		December 31,	December 31,
	Classification	2021	2020
Assets:
Operating lease right-of-use assets	Other assets	$9,812	$4,797
Liabilities:
Operating lease liabilities	Other liabilities	$9,881	$4,827

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

As of December 31, 2021, the weighted average remaining lease term was 9.91 years and the weighted average discount rate was 2.08%.

The Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance. The following table represents lease costs and other lease information for the years ended December 31, (in thousands):

	2021	2020
Lease costs:
Operating lease costs	$1,222	$1,044
Variable lease costs	97	111
Total	$1,319	$1,155
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,180	$1,265

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 were as follows (in thousands):

Amounts
2022	$1,522
2023	1,272
2024	1,061
2025	1,044
2026	946
Thereafter	5,250
Total future minimum lease payments	11,095
Amounts representing interest	(1,214)
Present value of net future minimum lease payments	$9,881

Lease expense for the years ended December 31, 2021 and 2020, was $1.3 million and $1.2 million, respectively.

The Company entered into two leasing arrangements for branch offices with companies that are wholly owned by a board of director’s immediate family. The Company has determined that these leasing arrangements were considered economically fair and in the best interest of the Company. For the years ended December 31, 2021 and 2020, the Company paid $150 thousand for each period, respectively, for base rent payments.

Note 12. Income Taxes

Income tax expense in the consolidated statements of income for the years ended December 31, 2021 and 2020, includes the following (in thousands):

	2021	2020
Current tax expense
Federal	$8,031	$6,330
State	855	1,447
Deferred tax expense related to:
Federal	405	(991)
State	238	(228)
Total income tax expense	$9,529	$6,558

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory income tax rate of 21%. The reasons for this difference are as follows (in thousands):

	2021	2020
Federal income tax expense computed at the statutory rate	$9,307	$6,487
State income taxes, net of federal tax benefit	863	923
Nondeductible acquisition expenses	94	109
Tax-exempt interest	(568)	(555)
Tax benefit from stock options	(10)	(14)
Other	(157)	(392)
Total income tax expense	$9,529	$6,558

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The components of the net deferred tax asset as of December 31, 2021 and 2020, were as follows (in thousands):

	2021	2020
Deferred tax assets:
Allowance for loan losses	$5,011	$4,744
Fair value adjustments	4,119	3,854
Unrealized losses on hedges or derivative securities	—	278
Other real estate owned	306	523
Deferred compensation	1,564	1,103
Lease liability	2,559	1,248
Federal net operating loss carryforward	4,645	—
Other	1,977	82
Total deferred tax assets	20,181	11,832
Deferred tax liabilities:
Accumulated depreciation	2,317	1,374
Core deposit intangible	3,047	3,112
Right of use asset	2,541	1,240
Unrealized gains on available-for-sale securities	240	1,051
Unrealized gains on hedges or derivative securities	262	—
Other	540	663
Total deferred tax liabilities	8,947	7,440
Net deferred tax asset	$11,234	$4,392

At December 31, 2021, the Company has a federal net operating loss carryforward recorded of approximately $22.1 million acquired with the acquisition of SCB.  The net operating loss is subject to Section 382 limitations.  The federal net operating loss will begin to expire in 2029.  During 2020, the CARES Act was passed allowing the five year carryback of net operating losses (“NOLs”).  The Federal NOLs acquired with Foothills Bancorp, Inc. and Tennessee Bancshares, Inc. were carried back for a refund in 2020.  The income tax returns of the Company for 2020, 2019, and 2018 are subject to examination by the federal and state taxing authorities, generally for three years after they were filed.

Note 13. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan was $1.3 million in 2021 and $1.1 million in 2020.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights").  At December 31, 2021, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,830,260 Rights available for future grants or awards.

The Company’s 2015 Stock Incentive Plan has 18,401 Rights issued.  In addition, the Company has 19,250 Rights issued from the Cornerstone Bancshares, Inc. 2002 Long Term Incentive Plan, 39,750 Rights issued from the Cornerstone Non-

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Qualified Plan Options, and 2,266 Rights issued from the Capstone Stock Option Plan. These plans do not have any Rights available for future grants or awards.

Stock Options:

A summary of the activity in these stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2019	136,658	$10.29
Granted	—	—
Exercised	(33,556)	10.12
Forfeited	(3,485)	15.05
Outstanding at December 31, 2020	99,617	10.19
Granted	—	—
Exercised	(19,950)	10.26
Forfeited	—	—
Outstanding at December 31, 2021	79,667	10.17

Information pertaining to options outstanding at December 31, 2021, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$6.60	19,250	0.19 years	$6.60	19,250	$6.60
9.48	18,000	1.19 years	9.48	18,000	9.48
9.60	21,750	1.99 years	9.60	21,750	9.60
11.76	2,266	0.50 years	11.76	2,266	11.76
15.05	18,401	3.49 years	15.05	18,401	15.05
Outstanding, end of period	79,667	1.68 years	$10.17	79,667	$10.17

The Company did not recognize any stock option-based compensation expense for the year ended December 31, 2021, and 2020, respectively, as all stock options are fully vested.  As of December 31, 2021, all options were fully vested and currently no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

The intrinsic value of options exercised during the year ended December 31, 2021 and 2020 was $233 thousand and $190 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2021, was $1.4 million. Cash received from options exercised under all share-based payment arrangements for the period ended December 31, 2021, was $205 thousand.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

No options vested during the year ended December 31, 2021, and 2020, respectively. The income tax benefit recognized for the exercise of options during the periods ended December 31, 2021 and 2020 was $13 thousand and $18 thousand, respectively.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the year ended December 31, 2021 is presented below:

The following table summarizes activity relating to non-vested restricted stock awards:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2020	100,218	$19.07
Granted	53,134	20.43
Vested	(7,185)	21.42
Forfeited/expired	(1,800)	16.37
Balance at December 31, 2021	144,367	$19.49

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the year ended December 31, 2021 and 2020, was $693 thousand and $482 thousand, respectively. As of December 31, 2021, there was $1.4 million, respectively, of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.46 years. The grant-date fair value of restricted stock awards vested was $154 thousand for the year ended December 31, 2021.

Stock Appreciation Rights ("SARs"):

When SAR’s are issued, they are assigned an exercisable price based on the closing stock price on the date of grant.  The SAR’s are recorded at fair market value and adjusted through salaries and employee benefits expense.  The SAR’s will be settled through cash based on the difference of Company’s closing stock price on exercise date and original grant date stock price.  SARs compensation expense of $256 thousand and $51 thousand was recognized for the years ended December 31, 2021, and 2020, respectively.

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2019	67,000	$20.54
Granted	18,000	15.19
Exercised	—	—
Forfeited/Expired	(12,000)	21.72
Outstanding at December 31, 2020	73,000	19.02
Granted	22,000	20.70
Exercised	(34,000)	21.61
Forfeited/Expired	(6,000)	18.00

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Outstanding at December 31, 2021	55,000	$18.21

Information pertaining to SARs outstanding at December 31, 2021, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	16,000	2.00 years	$15.19	—	$—
18.12	19,000	1.00 years	18.12	—	—
20.70	20,000	3.00 years	20.70	—	—
Outstanding, end of period	55,000	2.02 years	$18.21	—	$—

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

A summary of the Company's total contractual amount for all off-balance sheet commitments for the years ended December 31, 2021 and 2020, are as follows (in thousands):

	2021	2020
Commitments to extend credit	$669,770	$476,841
Standby letters of credit	17,868	5,261

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary.  At December 31, 2021 and 2020, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.  The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on standby letters of credit for the years ended December 31, 2021 and 2020.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Note 15. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At December 31, 2021, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

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

During the years ended December 31, 2021, and 2020, the Bank paid $10.0 million and $13.9 million, respectively, in dividends to the Company.  Since the fourth quarter of 2019, the Company has paid a quarterly common stock dividend. During the years ended December 31, 2021, and 2020, the Company paid a quarterly common stock dividend of $0.06 and $0.05 per share, respectively. The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Regulatory Capital Levels:

Actual and required capital levels at December 31, 2021 and 2020 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$386,627	12.55%	$246,483	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	184,862	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	138,647	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	325,345	7.45%	174,578	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$378,055	12.29%	$246,053	8.00%	$307,566	10.00%
Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	184,539	6.00%	246,053	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	138,405	4.50%	199,918	6.50%
Tier 1 Capital (to Average Assets)[2]	358,703	8.23%	174,384	4.00%	217,980	5.00%

December 31, 2020
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$329,431	14.07%	$187,303	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	140,477	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	105,358	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	271,739	8.70%	125,002	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$317,660	13.57%	$187,294	8.00%	$234,117	10.00%
Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	140,470	6.00%	187,294	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	105,353	4.50%	152,176	6.50%
Tier 1 Capital (to Average Assets)	299,314	9.58%	124,969	4.00%	156,212	5.00%
1	The prompt corrective action provisions are applicable at the Bank level only.
2	Average assets for the above calculations were based on the most recent quarter.

Note 16. Concentrations of Credit Risk

The Company originates primarily commercial, residential, and consumer loans to customers in East and Middle Tennessee, Alabama, and the Florida panhandle. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

Seventy-nine percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market areas. Commercial real estate, including commercial construction loans, represented 59% of the loan portfolio at December 31, 2021, and 51% of the loan portfolio at December 31, 2020. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of other real estate owned is susceptible to changes in real estate conditions in the Company’s primary market areas. The other concentrations of credit by type of loan are set forth in Note 5.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $115.3 million.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021:
Assets:
Securities available-for-sale:
U.S. Treasury	$137,758	$—	$137,758	$—
U.S. Government-sponsored enterprises (GSEs)	21,801	—	21,801	—
Municipal securities	67,820	—	67,820	—
Other debt securities	27,220	—	27,220	—
Mortgage-backed securities (GSEs)	227,854	—	227,854	—
Total securities available-for-sale	482,453	—	482,453	—

Interest rate swaps agreements for customer loans	1,326	—	1,326	—
Total assets at fair value	$483,779	$—	$483,779	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$4,893	$—	$4,893	$—

December 31, 2020:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$30,530	$—	$30,530	$—
Municipal securities	91,989	—	91,989	—
Other debt securities	25,118	—	25,118	—
Mortgage-backed securities (GSEs)	67,997	—	67,997	—
Total securities available-for-sale	$215,634	$—	$215,634	$—

Liabilities:
Derivative financial instruments	$6,174	$—	$6,174	$—

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021:
Collateral dependent loans	$2,280	$—	$—	$2,280
Other real estate owned	367	—	—	367

December 31, 2020:
Collateral dependent loans	$2,455	$—	$—	$2,455
Other real estate owned	4,619	—	—	4,619

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
December 31, 2021:
Collateral dependent loans	$2,280	Appraisal	Appraisal discounts	25%
Other real estate owned	367	Appraisal	Appraisal discounts	13%

December 31, 2020:
Collateral dependent loans	$2,455	Appraisal	Appraisal discounts	9%
Other real estate owned	4,619	Appraisal	Appraisal discounts	22%

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

December 31, 2021 and 2020

the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, a loss is recognized in noninterest expense.

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
December 31, 2021:
Assets:
Cash and cash equivalents	$1,045,077	$1,045,077	$—	$—	$1,045,077
Securities available-for-sale	482,453	—	482,453	—	482,453
Securities held-to-maturity	76,969	—	76,946	—	76,946
Other investments	16,494	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	2,679,148	—	—	2,676,181	2,676,181
Interest rate swaps agreements for customer loans	1,326	—	1,326	—	1,326

Liabilities:
Noninterest-bearing demand deposits	1,055,125	—	1,055,125	—	1,055,125
Interest-bearing demand deposits	899,158	—	899,158	—	899,158
Money market and savings deposits	1,493,007	—	1,493,007	—	1,493,007
Time deposits	574,648	—	576,598	—	576,598
Borrowings	87,585	—	88,082	—	88,082
Subordinated debt	41,930	—	—	43,374	43,374
Derivative financial instruments and interest rate swap agreements	4,893	—	4,893	—	4,893

December 31, 2020:
Assets:
Cash and cash equivalents	$481,719	$481,719	$—	$—	$481,719
Securities available-for-sale	215,634	—	215,634	—	215,634
Other investments	14,794	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	2,375,618	—	—	2,377,581	2,377,581

Liabilities:
Noninterest-bearing demand deposits	685,957	—	685,957	—	685,957
Interest-bearing demand deposits	649,129	—	649,129	—	649,129
Money market and savings deposits	919,631	—	919,631	—	919,631
Time deposits	550,498	—	554,120	—	554,120
Borrowings	81,199	—	82,892	—	82,892
Subordinated debt	39,346	—	—	40,550	40,550
Derivative financial instruments	6,174	—	6,174	—	6,174

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

December 31, 2021 and 2020

Note 18. Derivatives Financial Instruments

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
December 31, 2021:
Interest rate swap agreements - securities	Other liabilities	6.20	3.09%	3 month LIBOR	$36,000	$(3,567)

December 31, 2020:
Interest rate swap agreements - securities	Other liabilities	7.13	3.08%	3 month LIBOR	$36,000	$(6,174)

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The effects of the Company’s fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Interest income on tax-exempt securities	$2,205	$2,150
Effects of fair value hedge relationships	(1,050)	(781)
Reported interest income on tax-exempt securities	$1,155	$1,369

	Year Ended
	December 31,
Gain (loss) on fair value hedging relationship	2021	2020
Interest rate swap agreements - securities:
Hedged items	$(3,567)	$(6,174)
Derivative designated as hedging instruments	$3,567	$6,174
Carry amount of hedged assets - securities available for sale	$43,119	$44,017

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

At December 31, 2021, and 2020, respectively, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	December 31, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$48,125	$1,326	$-	$-
Liabilities	48,125	(1,326)	-	-

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Interest rate swap agreements	$965	$—

Note 19. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Year Ended December 31, 2021
				Accumulated
	Securities	Securities	Fair Value	Other
	Available-for-	Transferred to	Municipal	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Income (Loss)
Beginning balance, December 31, 2020	$2,968	—	$(785)	$2,183

Other comprehensive income (loss)	(2,910)	671	1,538	(701)
Reclassification of amounts included in net income	(33)	(6)	—	(39)
Net other comprehensive income (loss) during period	(2,943)	665	1,538	(740)

Ending balance, December 31, 2021	$25	665	$753	$1,443

	Year Ended December 31, 2020
				Accumulated
	Securities	Securities	Fair Value	Other
	Available-for-	Transferred to	Municipal	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Income (Loss)
Beginning balance, December 31, 2019	$391	—	$(223)	$168

Other comprehensive income (loss)	2,581	—	(562)	2,019
Reclassification of amounts included in net income	(4)	—	—	(4)
Net other comprehensive income (loss) during period	2,577	—	(562)	2,015

Ending balance, December 31, 2020	$2,968	—	$(785)	$2,183

Note 20. Condensed Parent Information

CONDENSED BALANCE SHEETS

December 31, 2021 and 2020

(Dollars in thousands)

	2021	2020
ASSETS:
Cash	$11,445	$8,062
Investment in subsidiary	462,788	384,743
Other assets	5,380	4,413

Total assets	$479,613	$397,218

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$753	$704
Other borrowings	49,430	39,346

Total liabilities	50,183	40,050

Shareholders’ equity	429,430	357,168

Total liabilities and shareholders’ equity	$479,613	$397,218

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2021 and 2020

(Dollars in thousands)

	2021	2020
INCOME:
Interest income	$—	$—
Other income	2	—
Total income	2	—

EXPENSES:
Interest expense	2,512	2,334
Other operating expenses	1,109	1,625
Total expense	3,621	3,959

Income (loss) before equity in undistributed earnings of subsidiaries and income tax benefit	(3,619)	(3,959)
Income tax benefit (expense)	888	908
Income before equity in undistributed net income of subsidiaries	(2,731)	(3,051)
Equity in undistributed earnings of subsidiaries	37,521	27,383
Net income	$34,790	$24,332

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2020

(Dollars in thousands)

	2021	2020
Cash flows from operating activities:
Net income	$34,790	$24,332
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiary	(37,521)	(27,383)
Other assets	(652)	(2,417)
Other liabilities	127	143
Net cash used in operating activities	(3,256)	(5,325)

Cash flows from investing activities:
Net cash paid for business combinations	(6,130)	(6,713)
Equity contribution from subsidiary	10,000	13,900
Net cash provided by investing activities	3,870	7,187

Cash flows from financing activities:
Issuance of common stock	205	339
Proceeds from other borrowings	7,500	—
Cash dividends paid	(3,728)	(2,986)
Repurchase of common stock	(1,208)	(4,308)
Net cash (used in) provided by financing activities	2,769	(6,955)

Net change in cash and cash equivalents	3,383	(5,093)

Cash and cash equivalents, beginning of year	8,062	13,155

Cash and cash equivalents, end of period	$11,445	$8,062

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SmartFinancial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. SmartFinancial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, SmartFinancial’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of SmartFinancial’s management on internal control over financial reporting is set forth in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Controls

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 26, 2022 under the headings “Proposal One Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance and Board of Directors,” “Compensation of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 26, 2022 under the headings, “Proposal One Election of the Directors” and “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 26, 2022 under the heading, “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes information concerning SmartFinancial’s equity compensation plans at December 31, 2021:

	Number of	Weighted	Number of
	securities to be	average	securities
	issued upon	exercise price	remaining
	exercise of	of outstanding	available for
Plan category	outstanding options	options	future issuance
Equity compensation plans approved by security holders:
2002 Long-Term Incentive Plan	19,250	$6.60	—
Capstone Stock Option Plan	2,266	11.76	—
2015 Stock Incentive Plan	18,401	15.05	1,830,260
Equity compensation plans not approved by shareholders	39,750	9.55	—
Total	79,667	$10.17	1,830,260

Equity Compensation Plans not Approved by Shareholders

During 2013 and 2014, Cornerstone Bancshares, Inc., the name under which the Company previously operated, issued non-qualified options to employees and directors. These non-qualified options are governed by the grant document issued to the holders. The non-qualified stock options for employees were issued at the market value of the common stock on the grant date and are fully vested. The non-qualified stock options for directors are issued at the market value of the common stock on the grant date and are fully vested. The term of all grants were determined by the compensation committee, not to exceed ten years. As of December 31, 2021, a total of 128,500 non-qualified stock options had been issued to Company employees and directors, of which 39,750 remained outstanding and exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 26, 2022 under the heading, “Proposal One Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 26, 2022 under the heading, “Proposal Two Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)      Financial Statements

The following report and consolidated financial statements of SmartFinancial and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firms (BKD, LLP, Louisville, Kentucky, PCAOB ID 686 and Dixon Hughes Goodman LLP, Atlanta, Georgia PCAOB ID 57)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Income for the years ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)     The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit Index

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of October 29, 2019, by and between SmartFinancial, Inc. and Progressive Financial Group Inc.†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 30, 2019

2.2	Agreement and Plan of Merger, dated as of April 13, 2021, by and between SmartFinancial, Inc. and Sevier County Bancshares, Inc.†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed April 14, 2021

2.3	Purchase Agreement, dated as of May 2, 2021, by and among Warren Payne, G. Price Cooper, B. Wade West, Craig Phillipy, and SmartBank†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 3, 2021

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	Description of SmartFinancial Capital Stock	Filed herewith

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016

4.3	Form of Fixed-to-Floating Rate Subordinated Note due October 2, 2028	Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2018

10.1**	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2**	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3**	SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 8-K filed September 2, 2015

10.4**	Form of Incentive Stock Option Certificate under SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.7 to Form 8-K filed September 2, 2015

10.5**	SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.6**	Form of Management Incentive Stock Option Agreement under SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 8-K filed September 2, 2015

10.7	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.8	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.9**	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.10**	Form of Unqualified Stock Option Award Agreement under 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to Form 10-K filed March 30, 2016

10.11**	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 8, 2017

10.12**	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 8, 2017

10.13**	Employment Agreement, dated as of May 22, 2017, by and between SmartBank and Robert Kuhn	Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 7, 2017

10.14*	Capstone Bancshares, Inc. 2008 Long-Term Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2017

10.15*	Form of Award Agreement under Capstone Bancshares, Inc. 2008 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 7, 2017

10.16*	Salary Continuation Agreement, dated August 11, 2010, by and between Capstone Bank and Robert W. Kuhn	Incorporated by reference to Exhibit 10.4 to Form 8-K filed November 7, 2017

10.17	Form of Subordinated Note Purchase Agreement dated September 28, 2018, for SmartFinancial, Inc. Fixed-to-Floating Rate Subordinate Notes due October 2, 2028	Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018

10.18**	Executive Change in Control Agreement with W. Miller Welborn, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 11, 2020

10.19**	Employment Agreement with William Y. Carroll, Jr., dated as of March 9, 2020	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 11, 2020

10.20**	Employment Agreement with Ronald J. Gorczynski, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 11, 2020

10.21	Loan and Security Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2020

10.22	Revolving Note, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 3, 2020

10.23	Pledge Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 3, 2020

10.24	First Amendment to Loan and Security Agreement, dated as of September 23, 2021, by and between SmartFinancial, Inc. and ServisFirst Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 28, 2021

21.1	SmartFinancial, Inc. List of Subsidiaries	Filed herewith

23.1	Consent of BKD LLP	Filed herewith

23.2	Consent of Dixon Hughes Goodman LLP	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.1	Section 906 certification of Principal Executive Officer	Filed herewith

32.2	Section 906 certification of Principal Financial Officer	Filed herewith

101.INS*	Inline XBRL Instance Document	Filed herewith

101.SCH*	Inline XBRL Taxonomy Extension Schema	Filed herewith

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTFINANCIAL, INC.

Date: March 14, 2022	By:	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Ron Gorczynski
Ron Gorczynski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Y. Carroll, Jr.	President and Chief Executive Officer and Director	March 14, 2022
William Y. Carroll, Jr.
(Principal Executive Officer)

/s/ Ron Gorczynski	Executive Vice President and Chief Financial Officer	March 14, 2022
Ron Gorczynski
(Principal Financial Officer and Principal Accounting Officer)
/s/ Cathy G. Ackermann	Director	March 14, 2022
Cathy G. Ackermann

/s/ Victor L. Barrett	Director	March 14, 2022
Victor L. Barrett

/s/ Monique P. Berke	Director	March 14, 2022
Monique P. Berke

/s/ William Y. Carroll, Sr.	Director	March 14, 2022
William Y. Carroll, Sr.

/s/ Ted C. Miller	Director	March 14, 2022
Ted C. Miller

/s/ David A. Ogle	Director	March 14, 2022
David A. Ogle

/s/ Ottis Phillips	Director	March 14, 2022
Ottis Phillips

/s/ John Presley	Director	March 14, 2022
John Presley

/s/ Steven B. Tucker	Director	March 14, 2022
Steven B. Tucker

/s/ Miller Welborn	Director	March 14, 2022
Miller Welborn

/s/ Keith E. Whaley	Director	March 14, 2022
Keith E. Whaley

/s/ Geoffrey A. Wolpert	Director	March 14, 2022
Geoffrey A. Wolpert