Form 10-Q
period 2022-03-31
SMARTFINANCIAL INC.
filed 2022-05-10
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37661

(Exact name of registrant as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5401 Kingston Pike, Suite 600 Knoxville, Tennessee	37919
(Address of principal executive offices)	(Zip Code)

865-437-5700	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal
year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Exchange on which Registered
Common Stock, par value $1.00	SMBK	The Nasdaq Stock Market

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

Yes  ☐    No  ☒

As of May 4, 2022, there were 16,896,987 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	March 31,	December 31,
	2022	2021*
ASSETS:
Cash and due from banks	$83,080	$110,333
Interest-bearing deposits with banks	643,388	897,244
Federal funds sold	37,500	37,500
Total cash and cash equivalents	763,968	1,045,077
Securities available-for-sale, at fair value	540,483	482,453
Securities held-to-maturity, at amortized cost	289,532	76,969
Other investments	16,499	16,494
Loans held for sale	5,894	5,103
Loans and leases	2,806,026	2,693,397
Less: Allowance for loan and lease losses	(20,078)	(19,352)
Loans and leases, net	2,785,948	2,674,045
Premises and equipment, net	84,793	85,958
Other real estate owned	1,612	1,780
Goodwill and other intangibles, net	105,215	105,852
Bank owned life insurance	80,074	79,619
Other assets	44,561	38,229
Total assets	$4,718,579	$4,611,579

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$1,093,933	$1,055,125
Interest-bearing demand	975,272	899,158
Money market and savings	1,573,101	1,493,007
Time deposits	549,047	574,648
Total deposits	4,191,353	4,021,938
Borrowings	36,713	87,585
Subordinated debt	41,952	41,930
Other liabilities	28,519	30,696
Total liabilities	4,298,537	4,182,149
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 16,893,282 and 16,802,990 shares issued and outstanding, respectively	16,893	16,803
Additional paid-in capital	293,376	292,937
Retained earnings	125,329	118,247
Accumulated other comprehensive income (loss)	(15,556)	1,443
Total shareholders' equity	420,042	429,430
Total liabilities and shareholders' equity	$4,718,579	$4,611,579

* Derived from audited financial statements.

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Interest income:
Loans and leases, including fees	$29,643	$28,018
Securities:
Taxable	2,418	724
Tax-exempt	368	259
Federal funds sold and other earning assets	486	291
Total interest income	32,915	29,292
Interest expense:
Deposits	2,014	2,331
Borrowings	157	117
Subordinated debt	626	584
Total interest expense	2,797	3,032
Net interest income	30,118	26,260
Provision for loan and lease losses	1,006	67
Net interest income after provision for loan and lease losses	29,112	26,193
Noninterest income:
Service charges on deposit accounts	1,319	1,009
Mortgage banking	834	1,139
Investment services	1,070	531
Insurance commissions	901	1,466
Interchange and debit card transaction fees, net	1,284	839
Other	1,703	707
Total noninterest income	7,111	5,691
Noninterest expense:
Salaries and employee benefits	15,046	10,869
Occupancy and equipment	3,059	2,341
FDIC insurance	641	371
Other real estate and loan related expense	729	602
Advertising and marketing	369	190
Data processing and technology	1,586	1,379
Professional services	1,242	641
Amortization of intangibles	637	444
Merger related and restructuring expenses	439	103
Other	1,970	2,524
Total noninterest expense	25,718	19,464
Income before income tax expense	10,505	12,420
Income tax expense	2,246	2,664
Net income	$8,259	$9,756
Earnings per common share:
Basic	$0.49	$0.65
Diluted	$0.49	$0.65
Weighted average common shares outstanding:
Basic	16,718,371	15,011,573
Diluted	16,858,288	15,111,947

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$8,259	$9,756
Other comprehensive income (loss):
Investment securities:
Unrealized holding (losses) on securities available-for-sale	(20,348)	(2,808)
Tax effect	5,256	738
Reclassification of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(2,009)	—
Tax effect	519	—
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	(11)	—
Tax effect	3	—
Unrealized gains (losses) on securities available-for-sale, net of tax	(16,590)	(2,070)
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	(551)	1,313
Tax effect	142	(343)
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	(409)	970

Total other comprehensive income (loss)	(16,999)	(1,100)
Comprehensive income (loss)	$(8,740)	$8,656

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2020	15,107,214	$15,107	$252,693	$87,185	$2,183	$357,168
Net income	—	—	—	9,756	—	9,756
Other comprehensive income (loss)	—	—	—	—	(1,100)	(1,100)
Common stock issued pursuant to:
Stock options exercised	15,965	16	131	—	—	147
Restricted stock	40,967	41	(41)	—	—	—
Stock compensation expense	—	—	201	—	—	201
Common stock dividend ($0.06 per share)	—	—	—	(907)	—	(907)
Repurchases of common stock	(59,610)	(59)	(1,148)	—	—	(1,207)
Balance, March 31, 2021	15,104,536	$15,105	$251,836	$96,034	$1,083	$364,058

Balance, December 31, 2021	16,802,990	$16,803	$292,937	$118,247	$1,443	$429,430
Net income	—	—	—	8,259	—	8,259
Other comprehensive income (loss)	—	—	—	—	(16,999)	(16,999)
Common stock issued pursuant to:
Stock options exercised	27,550	27	190	—	—	217
Restricted stock	62,742	63	(63)	—	—	—
Stock compensation expense	—	—	312	—	—	312
Common stock dividend ($0.07 per share)	—	—	—	(1,177)	—	(1,177)
Repurchases of common stock	—	—	—	—	—	—
Balance, March 31, 2022	16,893,282	$16,893	$293,376	$125,329	$(15,556)	$420,042

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$8,259	$9,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,387	1,499
Accretion of fair value purchase accounting adjustments, net	(358)	(1,636)
Provision for loan and lease losses	1,006	67
Stock compensation expense	312	201
Deferred income tax expense	948	446
Increase in cash surrender value of bank owned life insurance	(455)	(370)
Net losses from sale and write downs of other real estate owned	59	151
Net gains from mortgage banking	(834)	(1,139)
Origination of loans held for sale	(30,916)	(35,229)
Proceeds from sales of loans held for sale	30,959	40,219
Net gain from sale of fixed assets	(348)	—
Net change in:
Accrued interest receivable	(452)	(86)
Accrued interest payable	352	367
Other assets	(5,244)	(1,234)
Other liabilities	5,019	3,078
Net cash provided by operating activities	10,694	16,090
Cash flows from investing activities:
Available-for-sale:
Proceeds from maturities, calls and paydowns	10,217	16,241
Purchases	(257,101)	(55,757)
Held-to-maturity:
Purchases	(50,575)	—
Proceeds from sales of other investments	—	147
Purchases of other investments	(5)	(80)
Purchases of bank owned life insurance	—	(40,000)
Net increase in loans and leases	(112,551)	(103,308)
Proceeds from sale of fixed assets	1,224	—
Purchases of premises and equipment	(879)	(1,009)
Proceeds from sale of other real estate owned	108	98
Net cash used in investing activities	(409,562)	(183,668)
Cash flows from financing activities:
Net increase in deposits	169,591	243,084
Net (decrease) increase in securities sold under agreements to repurchase	(872)	1,447
Repayment borrowings	(50,000)	(4)
Cash dividends paid	(1,177)	(907)
Issuance of common stock	217	147
Repurchases of common stock	—	(1,207)
Net cash provided by financing activities	117,759	242,560
Net change in cash and cash equivalents	(281,109)	74,982
Cash and cash equivalents, beginning of period	1,045,077	481,719
Cash and cash equivalents, end of period	$763,968	$556,701
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,112	$2,665
Cash paid during the period for income taxes	15	—
Cash received from income taxes refunds	50	—
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	—	14
Transfer of securities from available-for-sale to held-to-maturity	162,378	—
Change in goodwill due to acquisitions and sale of a portfolio of loans	—	324

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the "Company," “SmartFinancial,” “we,” “our” or “us”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama, and the Florida Panhandle. The Bank’s primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, the valuation of foreclosed assets and deferred taxes, other than temporary impairments of securities, the fair value of financial instruments, goodwill, and the fair value of assets acquired, and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Recently Issued and Adopted Accounting Pronouncements:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”). It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. The Company implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. As of December 31, 2021, the Company ceased issuance of new LIBOR loans. Alternative reference rates at this time are predominantly Secured Overnight Funding Rate (“SOFR”) based.  Remaining LIBOR transition project activities include remediation of remaining LIBOR products by June of 2023. ASU 2020-04 will not have a material impact on the Company’s consolidated financial statements.

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2021, as filed in its Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC"). The following is a summary of recent authoritative pronouncements issued but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In October 2019, the Financial Accounting Standards Board approved a delay for the implementation of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The Board decided that the Current Expected Credit Loss (“CECL”)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method, which allows multiple hedged layers to be designated for a single closed portfolio of financial assets resulting in a greater portion of the interest rate risk in the closed portfolio being eligible to be hedged. The amendments allow the flexibility to use different types of derivatives or combinations of derivatives to better align with risk management strategies. Furthermore, among other things, the amendments clarify that basis adjustments of hedged items in the closed portfolio should be allocated at the portfolio level and not the individual assets within the portfolio. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-01 prospectively. If an entity elects to early adopt ASU 2022-01 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company is assessing ASU 2022-01 and its impact on its accounting and disclosures.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a borrower results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-02 prospectively. If an entity elects to early adopt ASU 2022-02 in an

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company will adopt ASU 2022-02 when adopting ASU 2016-13 in January 2023 and will assess its impact on its accounting and disclosures.

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the three months ended March 31, 2022, and March 31, 2021, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Basic earnings per share computation:
Net income available to common shareholders	$8,259	$9,756
Average common shares outstanding – basic	16,718,371	15,011,573
Basic earnings per share	$0.49	$0.65
Diluted earnings per share computation:
Net income available to common shareholders	$8,259	$9,756
Average common shares outstanding – basic	16,718,371	15,011,573
Incremental shares from assumed conversions:
Stock options and restricted stock	139,917	100,374
Average common shares outstanding - diluted	16,858,288	15,111,947
Diluted earnings per common share	$0.49	$0.65

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity are summarized as follows (in thousands):

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$239,056	$—	$(9,143)	$229,913
U.S. Government-sponsored enterprises (GSEs)	512	—	(6)	506
Municipal securities	55,318	67	(144)	55,241
Other debt securities	28,982	139	(581)	28,540
Mortgage-backed securities (GSEs)	236,929	167	(10,813)	226,283
Total	$560,797	$373	$(20,687)	$540,483

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,471	$—	$(2,131)	$148,340
U.S. Government-sponsored enterprises (GSEs)	51,425	—	(3,634)	47,791
Municipal securities	54,459	—	(4,561)	49,898
Mortgage-backed securities (GSEs)	33,177	—	(1,472)	31,705
Total	$289,532	$—	$(11,798)	$277,734

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$138,212	$64	$(518)	$137,758
U.S. Government-sponsored enterprises (GSEs)	21,898	76	(173)	21,801
Municipal securities	67,310	512	(2)	67,820
Other debt securities	26,989	313	(82)	27,220
Mortgage-backed securities (GSEs)	228,011	971	(1,128)	227,854
Total	$482,420	$1,936	$(1,903)	$482,453

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$31,023	$20	$(87)	$30,956
Municipal securities	45,946	63	(19)	45,990
Total	$76,969	$83	$(106)	$76,946

At March 31, 2022 and December 31, 2021, securities with a carrying value totaling approximately $219.6 million and $201.2 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

During the first quarter of 2022, the Company transferred $162.4 million of available-for-sale securities to the held-to-maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

related $2.0 million of unrealized holding loss that was included in the transfer is retained in accumulated other comprehensive income, net of tax, and in the carrying value of the held-to-maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The Company has entered-into-various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available for sale securities. See Note 11 – Derivatives Financial Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

The amortized cost and estimated fair value of securities at March 31, 2022 by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$902	$903
Due from one year to five years	178,294	173,044
Due from five years to ten years	99,601	95,174
Due after ten years	45,071	45,079
	323,868	314,200
Mortgage-backed securities	236,929	226,283
Total	$560,797	$540,483

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	150,471	148,339
Due from five years to ten years	28,250	26,931
Due after ten years	77,634	70,759
	256,355	246,029
Mortgage-backed securities	33,177	31,705
Total	$289,532	$277,734

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale and held-to-maturity have been in a continuous unrealized loss position (in thousands):

	March 31, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$229,913	$(9,143)	19	$—	$—	—	$229,913	$(9,143)	19
U.S. Government-sponsored enterprises (GSEs)	—	—	—	506	(6)	2	506	(6)	2
Municipal securities	9,885	(144)	17	—	—	—	9,885	(144)	17
Other debt securities	16,086	(505)	16	1,424	(76)	1	17,510	(581)	17
Mortgage-backed securities (GSEs)	201,144	(10,627)	70	7,701	(186)	6	208,845	(10,813)	76
Total	$457,028	$(20,419)	122	$9,631	$(268)	9	$466,659	$(20,687)	131

	March 31, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$148,339	$(2,131)	4	$—	$—	—	$148,339	$(2,131)	4
U.S. Government-sponsored enterprises (GSEs)	23,735	(1,576)	6	24,057	(2,058)	7	47,792	(3,634)	13
Municipal securities	49,628	(4,561)	34	—	—	—	49,628	(4,561)	34
Mortgage-backed securities (GSEs)	31,705	(1,472)	5	—	—	—	31,705	(1,472)	5
Total	$253,407	$(9,740)	49	$24,057	$(2,058)	7	$277,464	$(11,798)	56

	December 31, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$99,959	$(518)	11	$—	$—	—	$99,959	$(518)	11
U.S. Government-sponsored enterprises (GSEs)	14,156	(168)	2	579	(5)	2	14,735	(173)	4
Municipal securities	2,519	(2)	1	—	—	—	2,519	(2)	1
Other debt securities	5,983	(82)	6	—	—	—	5,983	(82)	6
Mortgage-backed securities (GSEs)	159,725	(1,002)	31	8,233	(126)	6	167,958	(1,128)	37
Total	$282,342	$(1,772)	51	$8,812	$(131)	8	$291,154	$(1,903)	59

	December 31, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$21,901	$(87)	8	$—	$—	—	$21,901	$(87)	8
Municipal securities	4,173	(19)	6	—	—	—	4,173	(19)	6
Total	$26,074	$(106)	14	$—	$—	—	$26,074	$(106)	14

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

Based on this evaluation, the Company concluded that any unrealized losses at March 31, 2022, represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of March 31, 2022, the Company does not intend, or be required, to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2022, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	March 31,	December 31,
	2022	2021
Federal Reserve Bank stock	$9,698	$9,693
Federal Home Loan Bank stock	6,451	6,451
First National Bankers Bank stock	350	350
Total	$16,499	$16,494

Note 5. Loans and Leases and Allowance for Loan and Lease Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	March 31, 2022			December 31, 2021
	PCI	All Other		PCI	All Other
	Loans and Leases[1]	Loans and Leases	Total	Loans and Leases[1]	Loans and Leases	Total
Commercial real estate	$20,270	$1,455,586	$1,475,856	$20,875	$1,363,281	$1,384,156
Consumer real estate	9,791	473,438	483,229	11,833	465,439	477,272
Construction and land development	2,662	311,992	314,654	2,882	275,504	278,386
Commercial and industrial	2,479	458,674	461,153	2,516	485,508	488,024
Leases	2,230	57,662	59,892	3,170	50,538	53,708
Consumer and other	17	11,225	11,242	71	11,780	11,851
Total loans and leases	37,449	2,768,577	2,806,026	41,347	2,652,050	2,693,397
Less: Allowance for loan and lease losses	(187)	(19,891)	(20,078)	(179)	(19,173)	(19,352)
Loans and leases, net	$37,262	$2,748,686	$2,785,948	$41,168	$2,632,877	$2,674,045

1 Purchased Credit Impaired loans and leases (“PCI loans and leases”) are loans and leases with evidence of credit deterioration at purchase.

For purposes of the disclosures required pursuant to ASC 310, the loan and lease portfolio was disaggregated into segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan and lease losses. There are six loan and lease portfolio segments that include commercial real estate, consumer real estate, construction and land development, commercial and industrial, leases, and consumer and other.

The following describe risk characteristics relevant to each of the portfolio segments:

Commercial Real Estate: Commercial real estate loans include owner-occupied commercial real estate loans and loans secured by income-producing properties. Owner-occupied commercial real estate loans to operating businesses are long-

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

term financing of land and buildings. These loans are repaid by cash flow generated from the business operation. Real estate loans for income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers are repaid from rent income derived from the properties. Loans within this portfolio segment are particularly sensitive to the valuation of real estate.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

At March 31, 2022, the net deferred fees outstanding was $972 thousand for the 2021 Paycheck Protection Program (“PPP“) loans and as of December 31, 2021, the net deferred fees outstanding for the 2021 PPP loans was $2.0 million.  PPP loans are included in the Commercial and Industrial loan segments. As of March 31, 2022, the Company had 273 PPP loans outstanding, with an outstanding principal balance of $27.9 million and as of December 31, 2021, the Company had 587 PPP loans outstanding, with an outstanding principal balance of $52.2 million.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The composition of loans and leases by loan classification for performing, impaired and PCI loan and leases status is summarized in the tables below (in thousands):

			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
March 31, 2022:
Performing loans and leases	$1,454,728	$471,368	$311,992	$458,674	$57,662	$11,225	$2,765,649
Impaired loans and leases	858	2,070	—	—	—	—	2,928
	1,455,586	473,438	311,992	458,674	57,662	11,225	2,768,577
PCI loans and leases	20,270	9,791	2,662	2,479	2,230	17	37,449
Total loans and leases	$1,475,856	$483,229	$314,654	$461,153	$59,892	$11,242	$2,806,026

December 31, 2021:
Performing loans and leases	$1,362,423	$463,374	$275,504	$485,411	$50,538	$11,780	$2,649,030
Impaired loans and leases	858	2,065	—	97	—	—	3,020
	1,363,281	465,439	275,504	485,508	50,538	11,780	2,652,050
PCI loans and leases	20,875	11,833	2,882	2,516	3,170	71	41,347
Total loans and leases	$1,384,156	$477,272	$278,386	$488,024	$53,708	$11,851	$2,693,397

The following tables show the allowance for loan and lease losses allocation by loan and lease classification for impaired, PCI, and performing (in thousands):

			Construction	Commercial		Consumer
	Commercial	Consumer	and Land	and		and
	Real Estate	Real Estate	Development	Industrial	Leases	Other	Total
March 31, 2022:
Performing loans and leases	$9,945	$3,267	$2,120	$3,501	$548	$115	$19,496
Impaired loans and leases	395	—	—	—	—	—	395
	10,340	3,267	2,120	3,501	548	115	19,891
PCI loans and leases	65	121	—	—	—	1	187
Total loans and leases	$10,405	$3,388	$2,120	$3,501	$548	$116	$20,078

December 31, 2021:
Performing loans and leases	$9,355	$3,237	$1,882	$3,685	$330	$123	$18,612
Impaired loans and leases	396	69	—	96	—	—	561
	9,751	3,306	1,882	3,781	330	123	19,173
PCI loans and leases	30	148	—	—	—	1	179
Total loans and leases	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352

The following tables detail the changes in the allowance for loan and lease losses by loan and lease classification (in thousands):

	Three Months Ended March 31, 2022
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352
Charged-off loans and leases	—	(33)	—	(188)	(85)	(182)	(488)
Recoveries of charge-offs	1	7	—	17	157	26	208
Provision charged to expense	623	(40)	238	(109)	146	148	1,006
Ending balance	$10,405	$3,388	$2,120	$3,501	$548	$116	$20,078

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346
Charged-off loans and leases	—	—	—	—	—	(120)	(120)
Recoveries of charge-offs	3	16	—	3	—	55	77
Provision charged to expense	55	(179)	(108)	237	—	62	67
Ending balance	$7,637	$3,308	$1,968	$5,347	$—	$110	$18,370

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. Our provision for loan and lease losses for the three months ended March 31, 2022, is $1.0 million compared to $67 thousand in the same period in 2021, an increase of $939 thousand.  As of March 31, 2022, and December 31, 2021, our allowance for loan and lease losses was $20.1 million and $19.4 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for loan and lease losses as a percentage of total loans and leases was 0.72% at March 31, 2021 and December 31, 2021.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.  No significant changes have been made.

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating (in thousands):

	March 31, 2022
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$1,421,096	$467,908	$311,618	$454,048	$57,662	$11,190	$2,723,522
Watch	26,938	1,610	297	4,392	—	24	33,261
Special mention	6,524	1,512	69	109	—	—	8,214
Substandard	1,028	2,408	8	125	—	11	3,580
Doubtful	—	—	—	—	—	—	—
Total	1,455,586	473,438	311,992	458,674	57,662	11,225	2,768,577

PCI Loans and Leases:
Pass	15,490	8,063	2,119	2,479	2,230	17	30,398
Watch	1,228	483	89	—	—	—	1,800
Special mention	14	64	—	—	—	—	78
Substandard	3,538	1,181	454	—	—	—	5,173
Doubtful	—	—	—	—	—	—	—
Total	20,270	9,791	2,662	2,479	2,230	17	37,449
Total loans and leases	$1,475,856	$483,229	$314,654	$461,153	$59,892	$11,242	$2,806,026

	December 31, 2021
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$1,330,888	$460,190	$275,124	$480,677	$50,538	$11,724	$2,609,141
Watch	27,246	1,334	237	4,345	—	42	33,204
Special mention	4,120	1,525	70	228	—	—	5,943
Substandard	1,027	2,390	73	213	—	14	3,717
Doubtful	—	—	—	45	—	—	45
Total	1,363,281	465,439	275,504	485,508	50,538	11,780	2,652,050

PCI Loans and Leases:
Pass	16,019	9,714	2,335	2,516	3,170	71	33,825
Watch	1,271	539	91	—	—	—	1,901
Special mention	15	68	—	—	—	—	83
Substandard	3,570	1,512	456	—	—	—	5,538
Doubtful	—	—	—	—	—	—	—
Total	20,875	11,833	2,882	2,516	3,170	71	41,347
Total loans and leases	$1,384,156	$477,272	$278,386	$488,024	$53,708	$11,851	$2,693,397

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	March 31, 2022
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$118	$—	$—	$858	$976	$20,270	$1,454,610	$1,475,856
Consumer real estate	846	—	—	2,383	3,229	9,791	470,209	483,229
Construction and land development	—	—	—	—	—	2,662	311,992	314,654
Commercial and industrial	158	—	—	92	250	2,479	458,424	461,153
Leases	336	—	—	—	336	2,230	57,326	59,892
Consumer and other	308	—	—	9	317	17	10,908	11,242
Total	$1,766	$—	$—	$3,342	$5,108	$37,449	$2,763,469	$2,806,026

	December 31, 2021
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$172	$—	$—	$858	$1,030	$20,875	$1,362,251	$1,384,156
Consumer real estate	884	10	—	2,139	3,033	11,833	462,406	477,272
Construction and land development	91	—	—	—	91	2,882	275,413	278,386
Commercial and industrial	1,191	119	45	116	1,471	2,516	484,037	488,024
Leases	361	—	—	—	361	3,170	50,177	53,708
Consumer and other	99	4	19	11	133	71	11,647	11,851
Total	$2,798	$133	$64	$3,124	$6,119	$41,347	$2,645,931	$2,693,397

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is an analysis of the impaired loan and lease portfolio, including PCI loans and leases, detailing the related allowance recorded (in thousands):

	March 31, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans and leases without a valuation allowance:
Commercial real estate	$—	$—	$—	$—	$—	$—
Consumer real estate	2,070	2,069	—	1,805	1,806	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	2,070	2,069	—	1,805	1,806	—
Impaired loans and leases with a valuation allowance:
Commercial real estate	858	858	395	858	859	396
Consumer real estate	—	—	—	260	262	69
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	97	96	96
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	858	858	395	1,215	1,217	561
PCI loans and leases:
Commercial real estate	1,232	1,513	65	707	926	30
Consumer real estate	901	865	121	1,129	1,251	148
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Consumer and other	3	2	1	5	3	1
	2,136	2,380	187	1,841	2,180	179
Total impaired loans and leases	$5,064	$5,307	$582	$4,861	$5,203	$740

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$—	$—	$2,001	$1
Consumer real estate	1,937	17	1,384	12
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
	1,937	17	3,385	13
Impaired loans and leases with a valuation allowance:
Commercial real estate	858	—	1,577	102
Consumer real estate	130	—	444	5
Construction and land development	—	—	—	—
Commercial and industrial	49	—	128	2
Leases	—	—	—	—
Consumer and other	—	—	—	—
	1,037	—	2,149	109
PCI loans and leases:
Commercial real estate	1,231	24	—	—
Consumer real estate	901	16	1,215	22
Construction and land development	—	—	—	—
Commercial and industrial	—	—	268	1
Leases	—	—	—	—
Consumer and other	3	—	19	—
	2,135	40	1,502	23
Total impaired loans and leases	$5,109	$57	$7,036	$145

Troubled Debt Restructurings:

For the periods presented, impaired loans included loans that were classified as trouble debt restricting (“TDRs”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

As of March 31, 2022 and December 31, 2021, management had approximately $625 thousand and $206 thousand, respectively, in loans that met the criteria for TDR, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current, and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

There was one loan for $516 thousand that was modified as a TDR during the three months ended March 31, 2022, and no loans were modified during the three months ended March 31, 2021. There were no loans that were modified as TDRs during the past three months and for which there was a subsequent payment default.

Foreclosure Proceedings and Balances:

As of March 31, 2022, there were no residential properties secured by real estate included in other real estate owned and  there were no residential real estate loans in the process of foreclosure.

Purchased Credit Impaired Loans and Leases:

The Company has acquired loans and leases where there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans and leases are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Commercial real estate	$30,981	$31,600
Consumer real estate	11,954	14,215
Construction and land development	3,127	3,699
Commercial and industrial	3,467	3,424
Leases	2,542	3,557
Consumer and other	65	125
Total loans and leases	52,136	56,620
Less: Remaining purchase discount	(14,687)	(15,273)
Total loans and leases, net of purchase discount	37,449	41,347
Less: Allowance for loan and leases losses	(187)	(179)
Carrying amount, net of allowance	$37,262	$41,168

Activity related to the accretable yield on loans and leases acquired with deteriorated credit quality is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Accretable yield, beginning of period	$14,618	$16,889
Additions	—	—
Accretion income	(1,096)	(1,931)
Reclassification	269	337
Other changes, net	7,490	(590)
Accretable yield, end of period	$21,281	$14,705

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

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	March 31,	December 31,
	2022	2021
Goodwill:
Balance, beginning of period	$91,565	$74,135
Acquisition of PFG	—	323
Acquisition of Fountain	—	2,400
Acquisition of SCB	—	17,171
Adjustment, due to Sale	—	(2,464)
Balance, end of the period	$91,565	$91,565

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
March 31, 2022:
Beginning balance January 1, 2022, gross	$17,470	$3,722	$63	$21,255
Less: accumulated amortization	(6,671)	(908)	(26)	(7,605)
Balance, March 31, 2022, other intangible assets, net	$10,799	$2,814	$37	$13,650

December 31, 2021:
Beginning balance January 1, 2021, gross	$15,920	$1,064	$63	$17,047
Acquisition of Fountain	-	2,658	-	2,658
Acquisition of SCB	1,550	-	-	1,550
Balance, December 31, 2021, other intangible assets, gross	17,470	3,722	63	21,255
Less: accumulated amortization	(6,212)	(733)	(23)	(6,968)
Balance, December 31, 2021, other intangible assets, net	$11,258	$2,989	$40	$14,287

The aggregate amortization expense for other intangible assets for the three months ended March 31, 2022 and 2021, was $637 thousand and $444 thousand, respectively.

The estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2022	$1,884
2023	2,356
2024	2,203
2025	2,041
2026	1,888
Thereafter	3,278
Total	$13,650

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At March 31, 2022, total borrowings were $36.7 million compared to $87.6 million at December 31, 2021.  During the quarter ending March 31, 2022, the FHLB called a $50 million advance.  Borrowings consist of the following (dollars in thousands):

	March 31,	December 31,
	2022	2021
Securities sold under customer repurchase agreements	$4,213	$5,085
FHLB borrowings	25,000	75,000
Other borrowings	7,500	7,500
Total	$36,713	$87,585

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $9.8 million and $10.1 million at March 31, 2022 and December 31, 2021, respectively. The average balance during the three month period March 31, 2022 and 2021 was $5.0 million and $6.4 million, respectively.  The maximum month-end outstanding balance for the three month period March 31, 2022 and 2021 was $5.5 million and $7.2 million, respectively.

Line of Credit:

The Company has a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company. The maturity of the line of credit is March 24, 2023. At March 31, 2022, $7.5 million was outstanding under the line of credit, and $17.5 million of the line of credit remained available to the Company.

Subordinated Debt:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of March 31, 2022 and December 31, 2021. Unamortized debt issuance cost was $548 thousand and $570 thousand at March 31, 2022 and December 31, 2021, respectively.

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

The Notes unamortized debt issuance costs totaled $548 thousand at March 31, 2022, and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand for the three months ended March 31, 2022 and 2021, respectively

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On September 1, 2021, the Company acquired $2.5 million of subordinated notes (“sub-debt”) from the acquisition of SCB. The sub-debt bears interest at a rate of 6.75% per annum until August 14, 2024, with the interest during this period payable semi-annually in arrears. From and including August 14, 2024, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month LIBOR, or an alternative rate determined in accordance with the terms of the sub-debt if three-month LIBOR cannot be determined, plus 530.25 basis points, with interest during this period payable quarterly in arrears. The sub-debt is redeemable by the Company, in whole or in part, on or after August 14, 2024, and at any time, in whole but not in part, upon the occurrence of certain events. The sub-debt has been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

Note 8. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three month periods ending March 31, 2022 and 2021, respectively, was $393 thousand and $288 thousand.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At March 31, 2022, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,767,518 Rights available for future grants or awards.

In addition, the Company has 33,500 Rights issued from the Cornerstone Non-Qualified Plan Options, and 2,266 Rights issued from the Capstone Stock Option Plan. These plans do not have any Rights available for future grants or awards.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2021	79,667	$10.17
Granted	—	—
Exercised	(27,550)	7.90
Forfeited	—	—
Outstanding at March 31, 2022	52,117	$11.37

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information pertaining to stock options outstanding at March 31, 2022, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$9.48	15,500	0.95 years	$9.48	15,500	$9.48
9.60	18,000	1.71 years	9.60	18,000	9.60
11.76	2,266	0.25 years	11.76	2,266	11.76
15.05	16,351	3.21 years	15.05	16,351	15.05
Outstanding, end of period	52,117	1.89 years	$11.37	52,117	$11.37

The Company did not recognize any stock option-based compensation expense during the three months ended March 31, 2022 and 2021, respectively, as all stock options issued are fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

The intrinsic value of options exercised during the three months ended March 31, 2022 and 2021, was $506 thousand and $192 thousand, respectively.  The aggregate intrinsic value of total options outstanding and exercisable options at March 31, 2022, was $741 thousand. Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2022 was $217 thousand.

Stock options of 27,550 and 15,965 shares were exercised during the three month periods ended March 31, 2022, and 2021, respectively.  The income tax benefit recognized for the exercise of options during the three months ended March 31, 2022, and 2021, was a $76 thousand and $1 thousand, respectively.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended March 31, 2022 is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2021	144,367	$19.49
Granted	21,842	26.66
Vested	(4,167)	20.14
Forfeited/expired	—	—
Balance at March 31, 2022	162,042	$20.44

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three months ended March 31, 2022 and 2021, was $312 thousand and $201 thousand, respectively. As of March 31, 2022, there was $1.7 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.20 years. The grant-date fair value of restricted stock awards vested was $84 thousand for the three months ended March 31, 2022.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Appreciation Rights ("SARs"):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2021	55,000	$18.21
Granted	—	—
Exercised	(4,500)	18.12
Forfeited	—	—
Outstanding at March 31, 2022	50,500	$18.21

Information pertaining to SARs outstanding at March 31, 2022, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	16,000	1.75 years	$15.19	—	$—
18.12	14,500	0.75 years	18.12	14,500	18.12
20.70	20,000	2.76 years	20.70	—	—
Outstanding, end of period	50,500	1.86 years	$18.21	14,500	$18.12

SARs compensation expense of ($26) thousand and $49 thousand was recognized for the three month periods ended March 31, 2022 and 2021, respectively. The credit in expense for the three month period ended March 31, 2022, was due to adjustments related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Commitments to extend credit	$723,380	$669,770
Standby letters of credit	17,919	17,868

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At March 31, 2022 and December 31, 2021, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022:
Assets:
Securities available-for-sale:
U.S. Treasury	$229,913	$—	$229,913	$—
U.S. Government-sponsored enterprises (GSEs)	506	—	506	—
Municipal securities	55,241	—	55,241	—
Other debt securities	28,540	—	28,540	—
Mortgage-backed securities (GSEs)	226,283	—	226,283	—
Total securities available-for-sale	540,483	—	540,483	—

Interest rate swaps agreements for customer loans	1,334	—	1,334	—
Total assets at fair value	$541,817	$—	$541,817	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$2,552	$—	$2,552	$—

December 31, 2021:
Assets:
Securities available-for-sale:
U.S. Treasury	$137,758		$137,758	$—
U.S. Government-sponsored enterprises (GSEs)	21,801	—	21,801	—
Municipal securities	67,820	—	67,820	—
Other debt securities	27,220	—	27,220	—
Mortgage-backed securities (GSEs)	227,854	—	227,854	—
Total securities available-for-sale	482,453	—	482,453	—

Interest rate swaps agreements for customer loans	1,326	—	1,326	—
Total assets at fair value	$483,779	$—	$483,779	$—

Liabilities:
Derivative financial instruments	$4,893	$—	$4,893	$—

During the three months ending March 31, 2022, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022:
Collateral dependent loans	$2,412	$—	$—	$2,412
Other real estate owned	696	—	—	696

December 31, 2021:
Collateral dependent loans	$2,280	$—	$—	$2,280
Other real estate owned	367	—	—	367

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
March 31, 2022:
Collateral dependent loans	$2,412	Appraisal	Appraisal discounts	19%
Other real estate owned	696	Appraisal	Appraisal discounts	21%

December 31, 2021:
Collateral dependent loans	$2,280	Appraisal	Appraisal discounts	25%
Other real estate owned	367	Appraisal	Appraisal discounts	13%

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, the difference is recognized in noninterest expense.

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
March 31, 2022:
Assets:
Cash and cash equivalents	$763,968	$763,968	$—	$—	$763,968
Securities available-for-sale	540,483	—	540,483	—	540,483
Securities held-to-maturity	289,532	—	277,734	—	277,734
Other investments	16,499	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	2,791,842	—	—	2,739,655	2,739,655
Interest rate swaps agreements for customer loans	1,334	—	1,334	—	1,334

Liabilities:
Noninterest-bearing demand deposits	1,093,933	—	1,093,933	—	1,093,933
Interest-bearing demand deposits	975,272	—	975,272	—	975,272
Money market and savings deposits	1,573,101	—	1,573,101	—	1,573,101
Time deposits	549,047	—	549,677	—	549,677
Borrowings	36,713	—	36,750	—	36,750
Subordinated debt	41,952	—	—	42,487	42,487
Derivative financial instruments and interest rate swap agreements	2,552	—	2,552	—	2,552

December 31, 2021:
Assets:
Cash and cash equivalents	$1,045,077	$1,045,077	$—	$—	$1,045,077
Securities available-for-sale	482,453	—	482,453	—	482,453
Securities held-to-maturity	76,969	—	76,946		76,946
Other investments	16,494	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	2,679,148	—	—	2,676,181	2,676,181
Interest rate swaps agreements for customer loans	1,326	—	1,326	—	1,326

Liabilities:
Noninterest-bearing demand deposits	1,055,125	—	1,055,125	—	1,055,125
Interest-bearing demand deposits	899,158	—	899,158	—	899,158
Money market and savings deposits	1,493,007	—	1,493,007	—	1,493,007
Time deposits	574,648	—	576,598	—	576,598
Borrowings	87,585	—	88,082	—	88,082
Subordinated debt	41,930	—	—	43,374	43,374
Derivative financial instruments and interest rate swap agreements	4,893	—	4,893	—	4,893

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11.Derivatives Financial Instruments

Derivatives designated as fair value hedges:

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative net investment hedge instrument, as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk, are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate tax-exempt callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. The Company has adopted ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which allows such partial term hedge designations.

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
March 31, 2022:
Interest rate swap agreements - securities	Other liabilities	6.00	3.09%	3 month LIBOR	$36,000	$(1,218)

December 31, 2021:
Interest rate swap agreements - securities	Other liabilities	6.20	3.09%	3 month LIBOR	$36,000	$(3,567)

The effects of the Company’s fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Interest income on tax-exempt securities	$393	$564
Effects of fair value hedge relationships	(254)	(305)
Reported interest income on tax-exempt securities	$139	$259

	Three Months Ended
	March 31,
Gain (loss) on fair value hedging relationship	2022	2021
Interest rate swap agreements - securities:
Hedged items	$(1,218)	$(4,008)
Derivative designated as hedging instruments	$1,218	$4,008
Carry amount of hedged assets - securities available-for-sale	$40,125	$43,073

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

At March 31, 2022 and December 31, 2021, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	March 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$84,141	$1,334	$48,125	$1,326
Liabilities	84,141	(1,334)	48,125	(1,326)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Interest rate swap agreements	$520	$—

Note 12. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company follows the guidance of ASU No. 2016-02 and all subsequent ASUs that modified this topic (collectively referred to as "Topic 842").

Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2034. All of our leases are classified as operating leases. Operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		March 31,	December 31,
	Classification	2022	2021
Assets:
Operating lease right-of-use assets	Other assets	$9,499	$9,812
Liabilities:
Operating lease liabilities	Other liabilities	$9,586	$9,881

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

As of March 31, 2022, the weighted average remaining lease term was 9.77 years and the weighted average discount rate was 2.10%.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

	Three Months Ended
	March 31,
	2022	2021
Lease costs:
Operating lease costs	$414	$240
Variable lease costs	25	24
Total	$439	$264
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$396	$233

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022, were as follows (in thousands):

Amounts
March 31, 2023	$1,142
March 31, 2024	1,290
March 31, 2025	1,079
March 31, 2026	1,047
March 31, 2027	946
Thereafter	5,249
Total future minimum lease payments	10,753
Amounts representing interest	(1,167)
Present value of net future minimum lease payments	$9,586

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At March 31, 2022, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

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

During the three months ended March 31, 2022, the Bank did not pay a dividend to the Company and the Company paid a quarterly common stock dividend of $0.07 per share.  The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Regulatory Capital Levels:

Actual and required capital levels at March 31, 2022, and December 31, 2021 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$395,523	12.22%	$258,996	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	333,493	10.30%	194,247	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	333,493	10.30%	145,685	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	333,493	7.41%	180,085	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$390,953	12.08%	$258,990	8.00%	$323,737	10.00%
Tier 1 Capital (to Risk Weighted Assets)	370,875	11.46%	194,242	6.00%	258,990	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	370,875	11.46%	145,682	4.50%	210,429	6.50%
Tier 1 Capital (to Average Assets)[2]	370,875	8.24%	180,011	4.00%	225,013	5.00%

December 31, 2021
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$386,627	12.55%	$246,483	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	184,862	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	138,647	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	325,345	7.45%	174,578	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$378,055	12.29%	$246,053	8.00%	$307,566	10.00%
Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	184,539	6.00%	246,053	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	138,405	4.50%	199,918	6.50%
Tier 1 Capital (to Average Assets)	358,703	8.23%	174,384	4.00%	217,980	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended March 31, 2022
				Accumulated
	Securities	Securities	Fair Value	Other
	Available-for-	Transferred to	Municipal	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Income (Loss)
Beginning balance, December 31, 2021	$25	665	$753	$1,443

Other comprehensive income (loss)	(15,092)	(1,490)	(409)	(16,991)
Reclassification of amounts included in net income	—	(8)	—	(8)
Net other comprehensive income (loss) during period	(15,092)	(1,498)	(409)	(16,999)

Ending balance, March 31, 2022	$(15,067)	(833)	$344	$(15,556)

	Three Months Ended March 31, 2021
				Accumulated
	Securities	Securities	Fair Value	Other
	Available-for-	Transferred to	Municipal	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Income (Loss)
Beginning balance, December 31, 2020	$2,968	—	$(785)	$2,183

Other comprehensive income (loss)	(2,070)	—	970	(1,100)
Reclassification of amounts included in net income	—	—	—	—
Net other comprehensive income (loss) during period	(2,070)	—	970	(1,100)

Ending balance, March 31, 2021	$898	—	$185	$1,083

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the "Company," “SmartFinancial,” “we,” “our” or “us”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama, and the Florida Panhandle. The Bank’s primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, including statements regarding the effects of the COVID-19 (and the variants thereof) pandemic on the Company’s business and financial results and conditions, are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	weakness or a decline in the U.S. economy, in particular in Tennessee, and other markets in which we operate;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax and regulatory changes, including those that impact the money supply and inflation;
●	negative changes in the real estate markets in which we operate and have our primary lending activities, which may result in an unanticipated decline in real estate values in our market area;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;

●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks relating to the recently completed acquisitions including, without limitation: unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues being lower than expected;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;
●	results of examinations by our primary regulators, the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of the Company’s participation in and execution of government programs related to the COVID-19 pandemic;
●	the continued impact of the COVID-19 pandemic on the Company’s assets, business, cash flows, financial condition, liquidity, prospects and results of operations;
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us;
●	disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including Russia’s military action in Ukraine, terrorism or other geopolitical events; and
●	risks associated with widespread inflation or deflation.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the first quarter of 2022:

●	Net income totaled $8.3 million, or $0.49 per diluted common share, during the first quarter of 2022 compared to $9.8 million, or $0.65 per diluted common share, for the same period in 2021.
●	Annualized return on average assets for the three months ended March 31, 2022 and 2021 was 0.73% and 1.18%, respectively.

Selected Financial Information

The following is a summary of certain financial information for the three month periods ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021 (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021	Change
Income Statement:
Interest income	$32,915	$29,292	$3,623
Interest expense	2,797	3,032	(235)
Net interest income	30,118	26,260	3,858
Provision for loan and lease losses	1,006	67	939
Net interest income after provision for loan and lease losses	29,112	26,193	2,919
Noninterest income	7,111	5,691	1,420
Noninterest expense	25,718	19,464	6,254
Income before income taxes	10,505	12,420	(1,915)
Income tax expense	2,246	2,664	(418)
Net income	$8,259	$9,756	$(1,497)

Per Share Data:
Basic income per common share	$0.49	$0.65	$(0.16)
Diluted income per common share	$0.49	$0.65	$(0.16)

Performance Ratios:
Return on average assets	0.73%	1.18%	(0.45)%
Return on average shareholders' equity	7.83%	10.96%	(3.14)%

	March 31,	December 31,
	2022	2021	Change
Balance Sheet:
Loans and leases, net	$2,785,948	$2,674,045	$111,903
Deposits	4,191,353	4,021,938	169,415

Analysis of Results of Operations

First quarter of 2022 compared to 2021

Net income was $8.3 million, or $0.49 per diluted common share, for the first quarter of 2022, compared to $9.8 million, or $0.65 per diluted common share, for the first quarter of 2021.  For the three months ended March 31, 2022, when compared to the comparable period in 2021, the decline in net income of $1.5 million was largely due to an increase in noninterest expense of $6.3 million, which was offset by an increase in net interest income after provision for loan and lease losses of $2.9 million and growth in our noninterest income of $1.4 million.  The tax equivalent net interest margin was 2.91% for the first quarter of 2022, compared to 3.48% for the first quarter of 2021. Noninterest income to average assets was 0.63% for the first quarter of 2022, decreasing from 0.69% for the first quarter of 2021. Noninterest expense to average assets decreased to 2.27% in the first quarter of 2022, from 2.35% in the first quarter of 2021.

Net Interest Income and Yield Analysis

First quarter of 2022 compared to 2021

Net interest income, taxable equivalent, increased to $30.3 million for the first quarter of 2022, up from $26.4 million for the first quarter of 2021. Net interest income was positively impacted, compared to the prior year, primarily by the increase in loan and lease balances and the reduction in interest expense on interest bearing liabilities.  Average interest-earning assets increased from $3.08 billion for the first quarter of 2021, to $4.22 billion for the first quarter of 2022, primarily because of the Company’s continued organic loan and lease growth, acquisition of Fountain completed on May 3, 2021, acquisition of SCB completed September 1, 2021 and the increase in our securities and overall liquidity position. Over this period, average loan and lease balances increased by $295.7 million, average securities increased $491.2 million, average federal funds sold and other interest earning assets increased by $358.7 million, average interest-bearing deposits increased by $855.1 million, average noninterest-bearing deposits increased $327.3 million and average borrowings decreased $12.1 million. The tax equivalent net interest margin decreased to 2.91% for the first quarter of 2022, compared to 3.48% for the first quarter of 2021. The yield on earning assets decreased from 3.88% for the first quarter of 2021, to 3.18% for the first quarter of 2022, primarily due to a reduction in PPP fees, loan discount accretion and lower yielding excess liquidity. The cost of average interest-bearing deposits decreased from 0.44% for the first quarter of 2021, to 0.27% for the first quarter of 2022, primarily due to a lower interest rate environment during the period.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans and leases, including fees[1]	$2,724,206	$29,570	4.40%	$2,428,499	$27,943	4.67%
Loans held for sale	3,890	73	7.62%	7,913	75	3.82%
Taxable securities	612,980	2,418	1.60%	136,492	724	2.15%
Tax-exempt securities[2]	105,516	533	2.05%	90,849	409	1.82%
Federal funds sold and other earning assets	775,834	486	0.25%	417,144	291	0.28%
Total interest-earning assets	4,222,426	33,080	3.18%	3,080,897	29,442	3.88%
Noninterest-earning assets	381,807			275,272
Total assets	$4,604,233			$3,356,169

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$921,835	446	0.20%	$641,214	256	0.16%
Money market and savings deposits	1,523,188	859	0.23%	983,893	821	0.34%
Time deposits	561,207	709	0.51%	526,062	1,254	0.97%
Total interest-bearing deposits	3,006,230	2,014	0.27%	2,151,169	2,331	0.44%
Borrowings	69,769	157	0.91%	81,837	117	0.58%
Subordinated debt	41,938	626	6.05%	39,354	584	6.01%
Total interest-bearing liabilities	3,117,937	2,797	0.36%	2,272,360	3,032	0.54%
Noninterest-bearing deposits	1,028,298			700,962
Other liabilities	30,053			21,928
Total liabilities	4,176,288			2,995,250
Shareholders' equity	427,945			360,919
Total liabilities and shareholders’ equity	$4,604,233			$3,356,169
Net interest income, taxable equivalent		$30,283			$26,410
Interest rate spread			2.82%			3.33%
Tax equivalent net interest margin			2.91%			3.48%

Percentage of average interest-earning assets to average interest-bearing liabilities			135.42%			135.58%
Percentage of average equity to average assets			9.29%			10.75%

1Loans and leases include PPP loans with an average balance of $54.0 million and $312.6 million for the three months ended March 31, 2022, and 2021, respectively.  Loan and lease fees included in loan and lease income was $1.6 million and $2.9 million for the three months ended March 31, 2022, and 2021, respectively. Loan and lease fee income for the three months ended March 31, 2022 and 2021, includes $1.1 million and $2.4 million accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $165 thousand for the three months ended March 31, 2022 and $150 thousand for the three months ended March 31, 2021.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Service charges on deposit accounts	$1,319	$1,009	$310
Mortgage banking	834	1,139	(305)
Investment services	1,070	531	539
Insurance commissions	901	1,466	(565)
Interchange and debit card transaction fees, net	1,284	839	445
Other	1,703	707	996
Total noninterest income	$7,111	$5,691	$1,420

First quarter of 2022 compared to 2021

Noninterest income increased by $1.4 million, or 25.0%, during the first quarter of 2022 compared to the same period in 2021. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to the SCB acquisition, deposit growth and transaction volume;
●	Decrease in mortgage banking, related to decreased volume;
●	Increase in investment services, related to the addition of a new wealth management team hired during the fourth quarter of 2021;
●	Decrease insurance commissions, related to the commissions from the placement of life insurances policies in the first quarter of 2021;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the SCB acquisition: and
●	Increase in other, primarily from new fee income from the acquisition of Fountain and SWAP fee income from the newly created capital markets program in the second quarter of 2021.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Salaries and employee benefits	$15,046	$10,869	$4,177
Occupancy and equipment	3,059	2,341	718
FDIC insurance	641	371	270
Other real estate and loan related expense	729	602	127
Advertising and marketing	369	190	179
Data processing and technology	1,586	1,379	207
Professional services	1,242	641	601
Amortization of intangibles	637	444	193
Merger related and restructuring expenses	439	103	336
Other	1,970	2,524	(554)
Total noninterest expense	$25,718	$19,464	$6,254

First quarter of 2022 compared to 2021

Noninterest expense increased by $6.3 million, or 32.1%, in the first quarter of 2022 as compared to the same period in 2021. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to the Fountain acquisition completed May 3, 2021, SCB acquisition completed September 1, 2021, and overall franchise growth from talent hired in Auburn, Dothan, Montgomery and Birmingham, Alabama and Tallahassee, Florida in 2021;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations;
●	Increase in professional services, due to additional services performed; and
●	Decrease in other, primarily from an equity method investment in a start-up fintech company in the first quarter of 2021.

Taxes

First quarter of 2022 compared to 2021

In the first quarter of 2022 income tax expense totaled $2.2 million compared to $2.7 million in the first quarter of 2021. The effective tax rate was approximately 21.4% in the first quarter of 2022 compared to 21.5% first quarter of 2021.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding, including organic and acquired loans and leases, of approximately $2.79 billion at March 31, 2022 compared to $2.67 billion at December 31, 2021. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

Organic Loans and Leases

Our organic net loans and leases, which excludes loans and leases purchased through acquisitions, increased by $155.1 million, or 7.0%, from December 31, 2021, to $2.38 billion at March 31, 2022. Decreasing the growth was $24.4 million of forgiven PPP loans during the first quarter of 2022.  Total net deferred fees remaining with the PPP loans at March 31, 2022, was $972 thousand.

Acquired Loans and Leases

Net purchased non-credit impaired loans and leases of $369.3 million at March 31, 2022 decreased by $39.3 million from December 31, 2021.  Since December 31, 2021, our net purchased credit impaired (“PCI”) loans and leases, decreased by $3.9 million to $37.3 million at March 31, 2022. The decrease in purchased non-credit impaired loans and leases and PCI loans and leases is related to maturities, paydowns and payoffs.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

	March 31, 2022
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$1,265,008	$190,578	$20,270	$1,475,856	52.6%
Consumer real estate-mortgage	364,840	108,598	9,791	483,229	17.2%
Construction and land development	296,213	15,779	2,662	314,654	11.2%
Commercial and industrial	429,972	28,702	2,479	461,153	16.4%
Leases	30,240	27,422	2,230	59,892	2.1%
Consumer and other	10,300	925	17	11,242	0.4%
Total gross loans and leases receivable, net of deferred fees	2,396,573	372,004	37,449	2,806,026	100.0%
Allowance for loan and leases losses	(17,159)	$(2,732)	(187)	(20,078)
Total loans and leases, net	$2,379,414	$369,272	$37,262	$2,785,948

	December 31, 2021
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$1,157,702	$205,579	$20,875	$1,384,156	51.4%
Consumer real estate-mortgage	346,322	119,117	11,833	477,272	17.7%
Construction and land development	258,196	17,308	2,882	278,386	10.3%
Commercial and industrial	449,909	35,599	2,516	488,024	18.1%
Leases	18,067	32,471	3,170	53,708	2.0%
Consumer and other	10,536	1,244	71	11,851	0.4%
Total gross loans and leases receivable, net of deferred fees	2,240,732	411,318	41,347	2,693,397	100.0%
Allowance for loan and lease losses	(16,441)	(2,732)	(179)	(19,352)
Total loans and leases, net	$2,224,291	$408,586	$41,168	$2,674,045

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at March 31, 2022, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$143,675	$618,010	$689,534	$24,637	$1,475,856	$855,133	$477,048
Consumer real estate-mortgage	34,070	180,858	180,452	87,849	483,229	238,791	210,368
Construction and land development	82,920	148,696	61,531	21,507	314,654	124,370	107,364
Commercial and industrial	116,539	232,606	103,517	8,491	461,153	277,064	67,550
Leases	1,912	57,980	—	—	59,892	57,980	—
Consumer and other	4,948	5,767	477	50	11,242	6,043	251
Total loans and leases	$384,064	$1,243,917	$1,035,511	$142,534	$2,806,026	$1,559,381	$862,581

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases as a percentage of total gross loans and leases, net of deferred fees, was 0.12% as of March 31, 2022, and December 31, 2021, respectively. Total nonperforming assets as a percentage of total assets was 0.11% as of March 31, 2022, and December 31, 2021, respectively. Acquired PCI loans and leases that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days and 90 days or more past due for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
March 31, 2022
Commercial real estate	$1,475,856	$118	0.01%	$-	-%	$118	0.01%
Consumer real estate	483,229	846	0.18	-	-	846	0.18
Construction and land development	314,654	-	-	-	-	-	-
Commercial and industrial	461,153	158	0.03	-	-	158	0.03
Leases	59,892	336	0.56	-	-	336	0.56
Consumer and other	11,242	308	2.74	-	-	308	2.74
Total	$2,806,026	$1,766	0.06	$-	-	$1,766	0.06

December 31, 2021
Commercial real estate	$1,384,156	$172	0.01%	$-	-%	$172	0.01%
Consumer real estate	477,272	894	0.19	-	-	894	0.19
Construction and land development	278,386	91	0.03	-	-	91	0.03
Commercial and industrial	488,024	1,310	0.27	45	0.01	1,355	0.28
Leases	53,708	361	0.67	-	-	361	0.67
Consumer and other	11,851	103	0.87	19	0.16	122	1.03
Total	$2,693,397	$2,931	0.11	$64	-	$2,995	0.11

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	March 31, 2022			December 31, 2021
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate	$1,475,856	$858	0.06%	$1,384,156	$858	0.06%
Consumer real estate	483,229	2,383	0.49	477,272	2,139	0.45
Construction and land development	314,654	-	-	278,386	-	-
Commercial and industrial	461,153	92	0.02	488,024	116	0.02
Leases	59,892	-	-	53,708	-	-
Consumer and other	11,242	9	0.08	11,851	11	0.09
Total	$2,806,026	$3,342	0.12	$2,693,397	$3,124	0.12

Allowance for loans and leases to nonaccrual loans		600.78%			619.46%

Allocation of the Allowance for Loan and Lease Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. Our provision for loan and lease losses for the three months ended March 31, 2022, is $1.0 million compared to $67 thousand in the same period of 2021, an increase of $939 thousand.  As of March 31, 2022 and December 31, 2021, our allowance for loan and lease losses was $20.1 million and $19.4 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for loan and lease loss as a percentage of total loans and leases was 0.72% at March 31, 2022 and December 31, 2021, respectively.

Our purchased loans and leases were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans and leases will be accreted into income over the life of the loans and leases. A provision for loan and lease losses is recorded for any deterioration in these loans and leases subsequent to the acquisition. As of March 31, 2022, the outstanding principal balance on PCI loan and leases was $52.1 million and the carrying value was $37.4 million, for a net difference of $14.7 million in discounts. At March 31, 2022, there was an allowance on PCI loans and leases of $187 thousand.

The following table sets forth, based on management's best estimate, the allocation of the allowance for credit losses on loans and leases to categories of loans and leases and loan and lease balances by category and the percentage of loans and leases in each category to total loans and leases and allowance for credit losses as a percentage of total loans and leases within each loan and lease category for each period presented (in thousands):

	Amount of	Percentage of Loans in Each	Total	Ratio of Allowance Allocated to
	Allowance Allocated	Category to Total Loans	Loans	Loans in Each Category
March 31, 2022
Commercial real estate	$10,405	52.6%	$1,475,856	0.71%
Consumer real estate	3,388	17.2	483,229	0.70
Construction and land development	2,120	11.2	314,654	0.67
Commercial and industrial	3,501	16.4	461,153	0.76
Leases	548	2.1	59,892	0.91
Consumer and other	116	0.4	11,242	1.03
Total	$20,078	100.0%	$2,806,026	0.72

December 31, 2021
Commercial real estate	$9,781	51.4%	$1,384,156	0.71%
Consumer real estate	3,454	17.7	477,272	0.72
Construction and land development	1,882	10.3	278,386	0.68
Commercial and industrial	3,781	18.1	488,024	0.77
Leases	330	2.0	53,708	0.61
Consumer and other	124	0.4	11,851	1.05
Total	$19,352	100.0%	$2,693,397	0.72

The allocation by category is determined based on the loans and leases individually assigned risk rating, if applicable, and environmental factors applicable to each category of loan and lease. For impaired loans and leases, those loans and leases are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI loans and leases were approximately $395 thousand at March 31, 2022, compared to $561 thousand at December 31, 2021.

Analysis of the Allowance for Loan and Lease Losses

The following is a summary of changes in the allowance for loan and lease losses for the periods presented including the ratio of the allowance for loan and lease losses to total loans and leases as of the end of each period (dollars in thousands):

	Provision for	Net (charge-offs)	Average	Ratio of Net (charge-offs)
	Credit Losses	Recoveries	Loans	Recoveries to Average Loans
Three Months Ended March 31, 2022
Commercial real estate	$623	$1	$1,432,822	-%
Consumer real estate	(40)	(26)	447,706	(0.01)
Construction and land development	238	-	305,479	-
Commercial and industrial	(109)	(171)	469,139	(0.04)
Leases	146	72	58,146	0.12
Consumer and other	148	(156)	10,914	(1.43)
Total	$1,006	$(280)	$2,724,206	(0.01)

Three Months Ended March 31, 2021
Commercial real estate	$55	3	$1,045,402	-%
Consumer real estate	(179)	16	422,291	-
Construction and land development	(108)	-	279,232	-
Commercial and industrial	237	3	669,838	-
Leases	-	-	-	-
Consumer and other	62	(65)	11,736	(0.55)
Total	$67	$(43)	$2,428,499	-

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

Securities Portfolio

Our available-for-sale investment portfolio is carried at fair market value and our held-to-maturity investment portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our investment portfolio increased from $559.4 million at December 31, 2021, to $830.0 million at March 31, 2022, primarily as a result of strategically deploying a portion of the Bank’s cash position.  New purchases were focused on U.S. Treasuries to provide cash flow and liquidity. Our investment to asset ratio has increased from 12.1% at December 31, 2021, to 17.6% at March 31, 2022. Over the past three months the bank has increased its securities portfolio to strategically invest in higher yielding assets compared to the bank’s yield on cash.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at March 31, 2022 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	1 or Less		1 to 5		5 to 10		Over 10		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$173,953	1.26%	$65,103	1.70%	$—	-%	$239,056	1.38%
U.S. Government agencies	—	-	—	-	512	1.92	—	-	512	1.92
State and political subdivisions	902	1.80	3,352	1.62	6,493	2.45	44,571	4.04	55,318	3.67
Other debt securities	—	-	989	2.12	27,493	4.48	500	4.50	28,982	4.40
Mortgage-backed securities	40	1.99	4,763	1.49	81,893	1.33	150,233	1.63	236,929	1.52
Total securities	$942	1.81	$183,057	1.27	$181,494	1.98	$195,304	2.19	$560,797	1.82

Held-to-maturity:
U.S. Treasury	$—	-%	$150,471	1.48%	$—	-%	$—	-%	$150,471	1.48%
U.S. Government agencies	—	-	—	-	23,926	1.90	27,499	1.82	51,425	1.86
State and political subdivisions	—	-	—	-	4,324	2.20	50,135	2.13	54,459	2.14
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,892	2.14	28,285	2.15	33,177	2.15
Total securities	$—	-	$150,471	1.48	$33,142	1.98	$105,919	2.05	$289,532	1.75

(1)Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2022, brokered deposits represented approximately 1.2% of total deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$1,028,298	25.5%	—%	$700,962	24.6%	—%
Interest-bearing demand	921,835	22.8%	0.20%	641,214	22.5%	0.16%
Money market and savings	1,523,188	37.8%	0.23%	983,893	34.5%	0.34%
Time deposits	561,207	13.9%	0.51%	526,062	18.4%	0.97%
Total average deposits	$4,034,528	100.0%	0.20%	$2,852,131	100.0%	0.33%

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended March 31, 2022 and 2021, was 0.27% and 0.44%, respectively. The decrease cost was primarily due to maturing and repricing of time deposits, which decreased by 46 basis points.

Total deposits as of March 31, 2022, were $4.19 billion, which was an increase of $169.4 million from December 31, 2021. This increase was primarily from organic deposit growth. As of March 31, 2022, the Company had outstanding time deposits under $250,000 with balances of $396.0 million and time deposits over $250,000 with balances of $153.1 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

March 31,
2022
Three months or less	$30,753
Three to six months	42,371
Six to twelve months	52,345
More than twelve months	27,628
Total	$153,097

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $36.7 million at March 31, 2022, and consisted of $25.0 million in FHLB borrowing and short-term borrowings totaled $11.7 million and consisted of $7.5 million with ServisFirst Bank and $4.2 million of securities sold under repurchase agreements. Long-term debt totaled $42.0 million at March 31, 2022, and $41.9 million at December 31, 2021, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements - Note 7 – Borrowings, Line of Credit and Subordinated Debt."

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At March 31, 2022 and December 31, 2021, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 13 - Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At March 31, 2022, we had $723.4 million of pre-approved but unused lines of credit and $18.0 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements - Note 9 – Commitments and Contingent Liabilities.”

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”), oversees market risk management and establishes risk measures, limits on policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive overview of the Company’s magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.  We utilize an independent third party earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12-24 months. The model measures the impact on net interest income relative to a flat-rate case scenario of hypothetical fluctuations in interest rates over the next 12-24 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. In addition, third parties will join the meetings of ALCO to provide feedback regarding future balance sheet structure, earnings and liquidity strategies.  ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

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

Estimated % Change in Net Interest Income Over 12 Months
March 31, 2022:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	4.27%
200 basis points increase	8.37%
100 basis points decrease	(3.29)%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
March 31, 2022:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	2.41%
200 basis points increase	4.05%
100 basis points decrease	(7.65)%

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

The Company has $942 thousand in investments that mature throughout the next 12 months. The Company also anticipates $34.4 million of principal payments from mortgage-backed securities over the same period. The Company also has unused borrowing capacity in the amount of $417.6 million available with the Federal Reserve, FHLB, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2022 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I--Item 1A--Risk Factors” in our Form 10-K for the year ended December 31, 2021. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Please be aware that these risks may change over time and other risks may prove to be important in the future.  In addition, these risks may be heightened by the continued disruption and uncertainty resulting from COVID-19. There have been no material changes from the risk factors described in our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors has authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of March 31, 2022, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended March 31, 2022.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
January 1, 2022 to January 31, 2022	—	$—	—	$4,484
February 1, 2022 to February 28, 2022	—	—	—	4,484
March 1, 2022 to March 31, 2022	—	—	—	4,484
Total	—	$—	—	$4,484

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

SmartFinancial, Inc.

Date:	May 10, 2022	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	May 10, 2022	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)