Form 10-Q
period 2022-06-30
SMARTFINANCIAL INC.
filed 2022-08-09
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes  ☐    No  ☒

As of August 04,, 2022, there were 16,898,405 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	June 30,	December 31,
	2022	2021*
ASSETS:
Cash and due from banks	$64,189	$110,333
Interest-bearing deposits with banks	525,556	897,244
Federal funds sold	65,200	37,500
Total cash and cash equivalents	654,945	1,045,077
Securities available-for-sale, at fair value	524,864	482,453
Securities held-to-maturity, at amortized cost	288,363	76,969
Other investments	16,569	16,494
Loans held for sale	1,707	5,103
Loans and leases	2,994,074	2,693,397
Less: Allowance for loan and lease losses	(21,938)	(19,352)
Loans and leases, net	2,972,136	2,674,045
Premises and equipment, net	89,950	85,958
Other real estate owned	1,612	1,780
Goodwill and other intangibles, net	104,582	105,852
Bank owned life insurance	80,537	79,619
Other assets	52,848	38,229
Total assets	$4,788,113	$4,611,579

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$1,162,843	$1,055,125
Interest-bearing demand	999,893	899,158
Money market and savings	1,607,714	1,493,007
Time deposits	511,182	574,648
Total deposits	4,281,632	4,021,938
Borrowings	12,549	87,585
Subordinated debt	41,973	41,930
Other liabilities	31,532	30,696
Total liabilities	4,367,686	4,182,149
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 16,898,405 and 16,802,990 shares issued and outstanding, respectively	16,898	16,803
Additional paid-in capital	293,815	292,937
Retained earnings	134,362	118,247
Accumulated other comprehensive income (loss)	(24,648)	1,443
Total shareholders' equity	420,427	429,430
Total liabilities and shareholders' equity	$4,788,113	$4,611,579

* Derived from audited financial statements.

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans and leases, including fees	$31,530	$28,323	$61,172	$56,341
Securities:
Taxable	2,908	916	5,327	1,640
Tax-exempt	441	304	809	563
Federal funds sold and other earning assets	1,430	309	1,916	600
Total interest income	36,309	29,852	69,224	59,144
Interest expense:
Deposits	2,504	2,248	4,518	4,579
Borrowings	117	123	274	241
Subordinated debt	626	584	1,252	1,167
Total interest expense	3,247	2,955	6,044	5,987
Net interest income	33,062	26,897	63,180	53,157
Provision for loan and lease losses	1,250	(5)	2,256	62
Net interest income after provision for loan and lease losses	31,812	26,902	60,924	53,095
Noninterest income:
Service charges on deposit accounts	1,446	1,048	2,765	2,057
Mortgage banking	471	1,105	1,305	2,244
Investment services	1,065	567	2,135	1,098
Insurance commissions	598	557	1,499	2,023
Interchange and debit card transaction fees, net	1,467	922	2,751	1,761
Other	2,182	944	3,885	1,652
Total noninterest income	7,229	5,143	14,340	10,835
Noninterest expense:
Salaries and employee benefits	15,673	12,203	30,719	23,072
Occupancy and equipment	2,793	2,294	5,852	4,635
FDIC insurance	676	371	1,317	741
Other real estate and loan related expense	636	506	1,365	1,108
Advertising and marketing	327	230	697	419
Data processing and technology	1,728	1,509	3,314	2,889
Professional services	745	849	1,987	1,490
Amortization of intangibles	633	441	1,270	886
Merger related and restructuring expenses	81	372	520	475
Other	2,634	2,022	4,602	4,547
Total noninterest expense	25,926	20,797	51,643	40,262
Income before income tax expense	13,115	11,248	23,621	23,668
Income tax expense	2,900	2,470	5,146	5,134
Net income	$10,215	$8,778	$18,475	$18,534
Earnings per common share:
Basic	$0.61	$0.59	$1.11	$1.24
Diluted	$0.61	$0.58	$1.10	$1.23
Weighted average common shares outstanding:
Basic	16,734,930	15,003,657	16,726,696	15,007,593
Diluted	16,867,774	15,126,184	16,863,299	15,118,924

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$10,215	$8,778	$18,475	$18,534
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	(11,404)	1,554	(31,752)	(1,255)
Tax effect	2,945	(401)	8,201	338
Reclassification of unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	—	(2,009)	—
Tax effect	—	—	519	—
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	38	—	27	—
Tax effect	(9)	—	(6)	—
Unrealized gains (losses) on securities available-for-sale, net of tax	(8,430)	1,153	(25,020)	(917)
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	(892)	139	(1,443)	1,451
Tax effect	230	(37)	372	(379)
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	(662)	102	(1,071)	1,072

Total other comprehensive income (loss)	(9,092)	1,255	(26,091)	155
Comprehensive income (loss)	$1,123	$10,033	$(7,616)	$18,689

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - (Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2020	15,107,214	$15,107	$252,693	$87,185	$2,183	$357,168
Net income	—	—	—	18,534	—	18,534
Other comprehensive income	—	—	—	—	155	155
Common stock issued pursuant to:
Stock options exercised	19,165	19	175	—	—	194
Restricted stock	42,967	43	(43)	—	—	—
Stock compensation expense	—	—	363	—	—	363
Common stock dividend ($0.12 per share)	—	—	—	(1,813)	—	(1,813)
Repurchases of common stock	(59,610)	(59)	(1,149)	—	—	(1,208)
Balance, June 30, 2021	15,109,736	$15,110	$252,039	$103,906	$2,338	$373,393

Balance, December 31, 2021	16,802,990	$16,803	$292,937	$118,247	$1,443	$429,430
Net income	—	—	—	18,475	—	18,475
Other comprehensive (loss)	—	—	—	—	(26,091)	(26,091)
Common stock issued pursuant to:
Stock options exercised	31,400	31	232	—	—	263
Restricted stock	64,015	64	(64)	—	—	—
Stock compensation expense	—	—	710	—	—	710
Common stock dividend ($0.14 per share)	—	—	—	(2,360)	—	(2,360)
Balance, June 30, 2022	16,898,405	$16,898	$293,815	$134,362	$(24,648)	$420,427

Balance, March 31, 2021	15,104,536	$15,105	$251,836	$96,034	$1,083	$364,058
Net income	—	—	—	8,778	—	8,778
Other comprehensive income	—	—	—	—	1,255	1,255
Common stock issued pursuant to:
Stock options exercised	3,200	3	43	—	—	46
Restricted stock	2,000	2	(2)	—	—	—
Stock compensation expense	—	—	162	—	—	162
Common stock dividend ($0.06 per share)	—	—	—	(906)	—	(906)
Balance, June 30, 2021	15,109,736	$15,110	$252,039	$103,906	$2,338	$373,393

Balance, March 31, 2022	16,893,282	$16,893	$293,376	$125,329	$(15,556)	$420,042
Net income	—	—	—	10,215	—	10,215
Other comprehensive (loss)	—	—	—	—	(9,092)	(9,092)
Common stock issued pursuant to:
Stock options exercised	3,850	4	42	—	—	46
Restricted stock	1,273	1	(1)	—	—	—
Stock compensation expense	—	—	398	—	—	398
Common stock dividends ($0.07 per share)	—	—	—	(1,182)	—	(1,182)
Balance, June 30, 2022	16,898,405	$16,898	$293,815	$134,362	$(24,648)	$420,427

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$18,475	$18,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,918	3,132
Accretion of fair value purchase accounting adjustments, net	(552)	(2,397)
Provision for loan and lease losses	2,256	62
Stock compensation expense	710	363
Deferred income tax expense	328	147
Increase in cash surrender value of bank owned life insurance	(918)	(797)
Net losses from sale and write downs of other real estate owned	59	170
Net gains from mortgage banking	(1,305)	(2,244)
Origination of loans held for sale	(42,712)	(65,896)
Proceeds from sales of loans held for sale	47,413	75,528
Net gain from sale of fixed assets	(253)	—
Net change in:
Accrued interest receivable	(1,597)	1,309
Accrued interest payable	(224)	(218)
Other assets	(12,081)	(1,015)
Other liabilities	13,890	4,503
Net cash provided by operating activities	28,407	31,181
Cash flows from investing activities:
Available-for-sale:
Proceeds from maturities, calls and paydowns	21,247	27,264
Purchases	(266,872)	(65,180)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	634	—
Purchases	(50,575)	—
Proceeds from sales of other investments	—	290
Purchases of other investments	(75)	(80)
Purchases of bank owned life insurance	—	(40,000)
Net increase in loans and leases	(299,793)	(31,545)
Proceeds from sale of fixed assets	1,278	—
Purchases of premises and equipment	(7,358)	(1,633)
Proceeds from sale of other real estate owned	108	1,662
Net cash paid from business combinations	—	(59,381)
Net cash used in investing activities	(601,406)	(168,603)
Cash flows from financing activities:
Net increase in deposits	260,000	334,410
Net (decrease) in securities sold under agreements to repurchase	(36)	(1,969)
Repayment borrowings	(75,000)	(396)
Cash dividends paid	(2,360)	(1,813)
Issuance of common stock	263	194
Repurchases of common stock	—	(1,208)
Net cash provided by financing activities	182,867	329,218
Net change in cash and cash equivalents	(390,132)	191,796
Cash and cash equivalents, beginning of period	1,045,077	481,719
Cash and cash equivalents, end of period	$654,945	$673,515
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,267	$6,205
Net cash paid/received during the period for income taxes	3,640	7,720
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	—	151
Transfer of securities from available-for-sale to held-to-maturity	162,378	—
Change in goodwill due to acquisitions and sale of a portfolio of loans	—	2,723

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a borrower results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-02 prospectively. If an entity elects to early adopt ASU 2022-02 in an

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company will adopt ASU 2022-02 when adopting ASU 2016-13 in January 2023 and will assess its impact on its accounting and disclosures

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities.  The guidance is effective for public companies for fiscal years beginning after December 15, 2023. All other entities have an extra year to adopt; early adoption is permitted.  The Company is assessing ASU 2022-03 and its impact on its accounting and disclosures.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

presented below. There were no antidilutive shares for the three and six months ended June 30, 2022, and June 30, 2021, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic earnings per share computation:
Net income available to common shareholders	$10,215	$8,778	$18,475	$18,534
Average common shares outstanding – basic	16,734,930	15,003,657	16,726,696	15,007,593
Basic earnings per share	$0.61	$0.59	$1.11	$1.24
Diluted earnings per share computation:
Net income available to common shareholders	$10,215	$8,778	$18,475	$18,534
Average common shares outstanding – basic	16,734,930	15,003,657	16,726,696	15,007,593
Incremental shares from assumed conversions:
Stock options and restricted stock	132,844	122,527	136,603	111,331
Average common shares outstanding - diluted	16,867,774	15,126,184	16,863,299	15,118,924
Diluted earnings per common share	$0.61	$0.58	$1.10	$1.23

Note 4. Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity are summarized as follows (in thousands):

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$238,546	$—	$(13,525)	$225,021
U.S. Government-sponsored enterprises (GSEs)	428	—	(5)	423
Municipal securities	53,575	95	(513)	53,157
Other debt securities	28,974	—	(1,123)	27,851
Mortgage-backed securities (GSEs)	235,060	4	(16,652)	218,412
Total	$556,583	$99	$(31,818)	$524,864

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,413	$—	$(3,694)	$146,719
U.S. Government-sponsored enterprises (GSEs)	51,135	—	(6,120)	45,015
Municipal securities	54,166	—	(7,684)	46,482
Mortgage-backed securities (GSEs)	32,649	—	(3,187)	29,462
Total	$288,363	$—	$(20,685)	$267,678

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$138,212	$64	$(518)	$137,758
U.S. Government-sponsored enterprises (GSEs)	21,898	76	(173)	21,801
Municipal securities	67,310	512	(2)	67,820
Other debt securities	26,989	313	(82)	27,220
Mortgage-backed securities (GSEs)	228,011	971	(1,128)	227,854
Total	$482,420	$1,936	$(1,903)	$482,453

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$31,023	$20	$(87)	$30,956
Municipal securities	45,946	63	(19)	45,990
Total	$76,969	$83	$(106)	$76,946

At June 30, 2022 and December 31, 2021, securities with a carrying value totaling approximately $257.0 million and $201.2 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

During the first quarter of 2022, the Company transferred $162.4 million of available-for-sale securities to the held-to-maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The related $2.0 million of unrealized holding loss that was included in the transfer is retained in accumulated other comprehensive income, net of tax, and in the carrying value of the held-to-maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost and estimated fair value of securities at June 30, 2022 by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$346	$345
Due from one year to five years	177,974	170,268
Due from five years to ten years	99,298	92,108
Due after ten years	43,905	43,731
	321,523	306,452
Mortgage-backed securities	235,060	218,412
Total	$556,583	$524,864

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	150,413	146,719
Due from five years to ten years	30,283	27,432
Due after ten years	75,018	64,065
	255,714	238,216
Mortgage-backed securities	32,649	29,462
Total	$288,363	$267,678

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale and held-to-maturity have been in a continuous unrealized loss position (in thousands):

	June 30, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$225,022	$(13,525)	19	$—	$—	—	$225,022	$(13,525)	19
U.S. Government-sponsored enterprises (GSEs)	—	—	—	423	(5)	2	423	(5)	2
Municipal securities	39,081	(513)	32	—	—	—	39,081	(513)	32
Other debt securities	26,402	(1,073)	23	1,450	(50)	1	27,852	(1,123)	24
Mortgage-backed securities (GSEs)	210,200	(16,427)	96	7,459	(225)	6	217,659	(16,652)	102
Total	$500,705	$(31,538)	170	$9,332	$(280)	9	$510,037	$(31,818)	179

	June 30, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$146,919	$(3,694)	4	$—	$—	—	$146,919	$(3,694)	4
U.S. Government-sponsored enterprises (GSEs)	22,393	(2,777)	6	22,622	(3,343)	7	45,015	(6,120)	13
Municipal securities	46,482	(7,684)	35	—	—	—	46,482	(7,684)	35
Mortgage-backed securities (GSEs)	29,462	(3,187)	5	—	—	—	29,462	(3,187)	5
Total	$245,256	$(17,342)	50	$22,622	$(3,343)	7	$267,878	$(20,685)	57

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$99,959	$(518)	11	$—	$—	—	$99,959	$(518)	11
U.S. Government-sponsored enterprises (GSEs)	14,156	(168)	2	579	(5)	2	14,735	(173)	4
Municipal securities	2,519	(2)	1	—	—	—	2,519	(2)	1
Other debt securities	5,983	(82)	6	—	—	—	5,983	(82)	6
Mortgage-backed securities (GSEs)	159,725	(1,002)	31	8,233	(126)	6	167,958	(1,128)	37
Total	$282,342	$(1,772)	51	$8,812	$(131)	8	$291,154	$(1,903)	59

	December 31, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$21,901	$(87)	8	$—	$—	—	$21,901	$(87)	8
Municipal securities	4,173	(19)	6	—	—	—	4,173	(19)	6
Total	$26,074	$(106)	14	$—	$—	—	$26,074	$(106)	14

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

Based on this evaluation, the Company concluded that any unrealized losses at June 30, 2022, represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of June 30, 2022, the Company does not intend, or be required, to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2022, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	June 30,	December 31,
	2022	2021
Federal Reserve Bank stock	$9,768	$9,693
Federal Home Loan Bank stock	6,451	6,451
First National Bankers Bank stock	350	350
Total	$16,569	$16,494

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Leases and Allowance for Loan and Lease Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	June 30, 2022			December 31, 2021
	PCI	All Other		PCI	All Other
	Loans and Leases[1]	Loans and Leases	Total	Loans and Leases[1]	Loans and Leases	Total
Commercial real estate	$18,689	$1,515,899	$1,534,588	$20,875	$1,363,281	$1,384,156
Consumer real estate	9,396	524,186	533,582	11,833	465,439	477,272
Construction and land development	2,440	361,928	364,368	2,882	275,504	278,386
Commercial and industrial	2,518	481,070	483,588	2,516	485,508	488,024
Leases	1,975	61,289	63,264	3,170	50,538	53,708
Consumer and other	14	14,670	14,684	71	11,780	11,851
Total loans and leases	35,032	2,959,042	2,994,074	41,347	2,652,050	2,693,397
Less: Allowance for loan and lease losses	(178)	(21,760)	(21,938)	(179)	(19,173)	(19,352)
Loans and leases, net	$34,854	$2,937,282	$2,972,136	$41,168	$2,632,877	$2,674,045

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The allowance for loan and lease losses related to specific loans and leases is based on management’s estimate of potential losses on impaired loans and leases as determined by (1) the present value of expected future cash flows; (2) the fair value of collateral if the loan or lease is determined to be collateral dependent or (3) the loans’ or leases’ observable market price. The Company’s homogeneous loan and lease pools include commercial real estate loans, consumer real estate loans, construction and land development loans, commercial and industrial loans, leases and consumer and other loans. The general allocations to these loan and lease pools are based on the historical loss rates for specific loan and lease types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The composition of loans and leases by loan classification for performing, impaired and PCI loan and leases status is summarized in the tables below (in thousands):

			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
June 30, 2022:
Performing loans and leases	$1,515,596	$522,338	$361,070	$481,070	$61,289	$14,670	$2,956,033
Impaired loans and leases	303	1,848	858	—	—	—	3,009
	1,515,899	524,186	361,928	481,070	61,289	14,670	2,959,042
PCI loans and leases	18,689	9,396	2,440	2,518	1,975	14	35,032
Total loans and leases	$1,534,588	$533,582	$364,368	$483,588	$63,264	$14,684	$2,994,074

December 31, 2021:
Performing loans and leases	$1,362,423	$463,374	$275,504	$485,411	$50,538	$11,780	$2,649,030
Impaired loans and leases	858	2,065	—	97	—	—	3,020
	1,363,281	465,439	275,504	485,508	50,538	11,780	2,652,050
PCI loans and leases	20,875	11,833	2,882	2,516	3,170	71	41,347
Total loans and leases	$1,384,156	$477,272	$278,386	$488,024	$53,708	$11,851	$2,693,397

The following tables show the allowance for loan and lease losses allocation by loan and lease classification for impaired, PCI, and performing (in thousands):

			Construction	Commercial		Consumer
	Commercial	Consumer	and Land	and		and
	Real Estate	Real Estate	Development	Industrial	Leases	Other	Total
June 30, 2022:
Performing loans and leases	$10,565	$3,693	$2,509	$3,659	$807	$132	$21,365
Impaired loans and leases	—	—	395	—	—	—	395
	10,565	3,693	2,904	3,659	807	132	21,760
PCI loans and leases	35	142	—	—	—	1	178
Total loans and leases	$10,600	$3,835	$2,904	$3,659	$807	$133	$21,938

December 31, 2021:
Performing loans and leases	$9,355	$3,237	$1,882	$3,685	$330	$123	$18,612
Impaired loans and leases	396	69	—	96	—	—	561
	9,751	3,306	1,882	3,781	330	123	19,173
PCI loans and leases	30	148	—	—	—	1	179
Total loans and leases	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables detail the changes in the allowance for loan and lease losses by loan and lease classification (in thousands):

	Three Months Ended June 30, 2022
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$10,405	$3,388	$2,120	$3,501	$548	$116	$20,078
Charged-off loans and leases	—	—	—	—	(23)	(120)	(143)
Recoveries of charge-offs	2	547	—	126	6	72	753
Provision charged to expense	193	(100)	784	32	276	65	1,250
Ending balance	$10,600	$3,835	$2,904	$3,659	$807	$133	$21,938

	Three Months Ended June 30, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,636	$3,309	$1,968	$5,347	$—	$110	$18,370
Charged-off loans and leases	—	(60)	—	(4)	—	(89)	(153)
Recoveries of charge-offs	3	5	—	7	—	83	98
Provision charged to expense	743	69	93	(908)	—	(2)	(5)
Ending balance	$8,382	$3,323	$2,061	$4,442	$—	$102	$18,310

	Six Months Ended June 30, 2022
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352
Charged-off loans and leases	—	(33)	—	(188)	(108)	(302)	(631)
Recoveries of charge-offs	3	554	—	143	163	98	961
Provision charged to expense	816	(140)	1,022	(77)	422	213	2,256
Ending balance	$10,600	$3,835	$2,904	$3,659	$807	$133	$21,938

	Six Months Ended June 30, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346
Charged-off loans and leases	—	(60)	—	(4)	—	(209)	(273)
Recoveries of charge-offs	6	21	—	10	—	138	175
Provision charged to expense	797	(109)	(15)	(671)	—	60	62
Ending balance	$8,382	$3,323	$2,061	$4,442	$—	$102	$18,310

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. Our provision for loan and lease losses for the three and six months ended June 30, 2022, is $1.3 million and $2.3 million, respectively and ($5) thousand and $62 thousand, during the three and six months ended June 30, 2021, respectively. As of June 30, 2022, and December 31, 2021, our allowance for loan and lease losses was $21.9 million and $19.4 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for loan and lease losses as a percentage of total loans and leases was 0.73% at June 30, 2022 and 0.72% at December 31, 2021.

SMARTFINANCIAL, INC. AND SUBSIDIARY

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating (in thousands):

	June 30, 2022
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$1,481,916	$518,828	$360,763	$476,149	$61,289	$14,638	$2,913,583
Watch	24,997	1,669	231	4,758	—	22	31,677
Special mention	8,603	1,492	68	87	—	—	10,250
Substandard	383	2,197	866	76	—	10	3,532
Doubtful	—	—	—	—	—	—	—
Total	1,515,899	524,186	361,928	481,070	61,289	14,670	2,959,042

PCI Loans and Leases:
Pass	13,769	8,105	1,954	2,518	1,975	14	28,335
Watch	1,230	126	44	—	—	—	1,400
Special mention	12	56	—	—	—	—	68
Substandard	3,678	1,109	442	—	—	—	5,229
Doubtful	—	—	—	—	—	—	—
Total	18,689	9,396	2,440	2,518	1,975	14	35,032
Total loans and leases	$1,534,588	$533,582	$364,368	$483,588	$63,264	$14,684	$2,994,074

	December 31, 2021
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$1,330,888	$460,190	$275,124	$480,677	$50,538	$11,724	$2,609,141
Watch	27,246	1,334	237	4,345	—	42	33,204
Special mention	4,120	1,525	70	228	—	—	5,943
Substandard	1,027	2,390	73	213	—	14	3,717
Doubtful	—	—	—	45	—	—	45
Total	1,363,281	465,439	275,504	485,508	50,538	11,780	2,652,050

PCI Loans and Leases:
Pass	16,019	9,714	2,335	2,516	3,170	71	33,825
Watch	1,271	539	91	—	—	—	1,901
Special mention	15	68	—	—	—	—	83
Substandard	3,570	1,512	456	—	—	—	5,538
Doubtful	—	—	—	—	—	—	—
Total	20,875	11,833	2,882	2,516	3,170	71	41,347
Total loans and leases	$1,384,156	$477,272	$278,386	$488,024	$53,708	$11,851	$2,693,397

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	June 30, 2022
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$41	$—	$—	$303	$344	$18,689	$1,515,555	$1,534,588
Consumer real estate	858	—	—	2,171	3,029	9,396	521,157	533,582
Construction and land development	43	—	—	858	901	2,440	361,027	364,368
Commercial and industrial	327	20	—	43	390	2,518	480,680	483,588
Leases	154	—	—	29	183	1,975	61,106	63,264
Consumer and other	155	2	—	9	166	14	14,504	14,684
Total	$1,578	$22	$—	$3,413	$5,013	$35,032	$2,954,029	$2,994,074

	December 31, 2021
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$172	$—	$—	$858	$1,030	$20,875	$1,362,251	$1,384,156
Consumer real estate	884	10	—	2,139	3,033	11,833	462,406	477,272
Construction and land development	91	—	—	—	91	2,882	275,413	278,386
Commercial and industrial	1,191	119	45	116	1,471	2,516	484,037	488,024
Leases	361	—	—	—	361	3,170	50,177	53,708
Consumer and other	99	4	19	11	133	71	11,647	11,851
Total	$2,798	$133	$64	$3,124	$6,119	$41,347	$2,645,931	$2,693,397

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is an analysis of the impaired loan and lease portfolio, including PCI loans and leases, detailing the related allowance recorded (in thousands):

	June 30, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans and leases without a valuation allowance:
Commercial real estate	$303	$303	$—	$—	$—	$—
Consumer real estate	1,848	1,848	—	1,805	1,806	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	2,151	2,151	—	1,805	1,806	—
Impaired loans and leases with a valuation allowance:
Commercial real estate	—	—	—	858	859	396
Consumer real estate	—	—	—	260	262	69
Construction and land development	858	858	395	—	—	—
Commercial and industrial	—	—	—	97	96	96
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	858	858	395	1,215	1,217	561
PCI loans and leases:
Commercial real estate	528	603	35	707	926	30
Consumer real estate	887	850	142	1,129	1,251	148
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Consumer and other	2	1	1	5	3	1
	1,417	1,454	178	1,841	2,180	179
Total impaired loans and leases	$4,426	$4,463	$573	$4,861	$5,203	$740

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$152	$—	$65	$—
Consumer real estate	1,957	3	2,033	8
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
	2,109	3	2,098	8
Impaired loans and leases with a valuation allowance:
Commercial real estate	429	—	2,007	2
Consumer real estate	—	—	360	3
Construction and land development	429	—	—	—
Commercial and industrial	—	—	159	3
Leases	—	—	—	—
Consumer and other	—	—	—	—
	858	—	2,526	8
PCI loans and leases:
Commercial real estate	538	11	—	—
Consumer real estate	855	12	1,115	21
Construction and land development	—	—	—	—
Commercial and industrial	—	—	263	1
Leases	—	—	—	—
Consumer and other	3	—	16	—
	1,396	23	1,394	22
Total impaired loans and leases	$4,363	$26	$6,018	$38

	Six Months Ended June 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$101	$—	$1,334	$1
Consumer real estate	1,907	20	1,651	20
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
	2,008	20	2,985	21
Impaired loans and leases with a valuation allowance:
Commercial real estate	572	—	1,338	104
Consumer real estate	87	—	383	8
Construction and land development	286	—	—	—
Commercial and industrial	32	—	154	5
Leases	—	—	—	—
Consumer and other	—	—	—	—
	977	—	1,875	117
PCI loans and leases:
Commercial real estate	885	35	—	—
Consumer real estate	878	28	1,165	43
Construction and land development	—	—	—	—
Commercial and industrial	—	—	266	2
Leases	—	—	—	—
Consumer and other	3	—	18	—
	1,766	63	1,449	45
Total impaired loans and leases	$4,751	$83	$6,309	$183

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Troubled Debt Restructurings:

For the periods presented, impaired loans included loans that were classified as troubled debt restructurings (“TDRs”). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

As of June 30, 2022, and December 31, 2021, management had approximately $678 thousand and $206 thousand, respectively, in loans that met the criteria for TDR, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current, and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There were three loans for $568 thousand that was modified as a TDR during the six months ended June 30, 2022, and no loans were modified during the six months ended June 30, 2021. There were no loans that were modified as TDRs during the past six months and for which there was a subsequent payment default.

Foreclosure Proceedings and Balances:

As of June 30, 2022, there were no residential properties secured by real estate included in other real estate owned and there was one residential real estate loan in the process of foreclosure.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchased Credit Impaired Loans and Leases:

The Company has acquired loans and leases where there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans and leases are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Commercial real estate	$29,312	$31,600
Consumer real estate	11,438	14,215
Construction and land development	3,357	3,699
Commercial and industrial	3,072	3,424
Leases	2,272	3,557
Consumer and other	52	125
Total loans and leases	49,503	56,620
Less: Remaining purchase discount	(14,471)	(15,273)
Total loans and leases, net of purchase discount	35,032	41,347
Less: Allowance for loan and leases losses	(178)	(179)
Carrying amount, net of allowance	$34,854	$41,168

Activity related to the accretable yield on loans and leases acquired with deteriorated credit quality is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Accretable yield, beginning of period	$21,281	$14,705	$14,618	$16,889
Additions	—	649	—	649
Accretion income	(845)	(1,098)	(1,941)	(3,029)
Reclassification	129	1,340	398	1,677
Other changes, net	(4,829)	(1,074)	2,661	(1,664)
Accretable yield, end of period	$15,736	$14,522	$15,736	$14,522

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	June 30,	December 31,
	2022	2021
Goodwill:
Balance, beginning of period	$91,565	$74,135
Acquisition of PFG	—	323
Acquisition of Fountain	—	2,400
Acquisition of SCB	—	17,171
Adjustment, due to Sale	—	(2,464)
Balance, end of the period	$91,565	$91,565

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
June 30, 2022:
Beginning balance January 1, 2022, gross	$17,470	$3,722	$63	$21,255
Less: accumulated amortization	(7,125)	(1,084)	(29)	(8,238)
Balance, June 30, 2022, other intangible assets, net	$10,345	$2,638	$34	$13,017

December 31, 2021:
Beginning balance January 1, 2021, gross	$15,920	$1,064	$63	$17,047
Acquisition of Fountain	-	2,658	-	2,658
Acquisition of SCB	1,550	-	-	1,550
Balance, December 31, 2021, other intangible assets, gross	17,470	3,722	63	21,255
Less: accumulated amortization	(6,212)	(733)	(23)	(6,968)
Balance, December 31, 2021, other intangible assets, net	$11,258	$2,989	$40	$14,287

The aggregate amortization expense for other intangible assets for the three and six months ended June 30, 2022, was $633 thousand and $1.3 million, respectively, and for the three and six months ended June 30, 2021, was $441 thousand and $886 thousand, respectively,

The estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2022	$1,251
2023	2,356
2024	2,203
2025	2,041
2026	1,888
Thereafter	3,278
Total	$13,017

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At June 30, 2022, total borrowings were $12.5 million compared to $87.6 million at December 31, 2021.  During the six month period ending June 30, 2022, the FHLB called two advances totaling $75 million.  Borrowings consist of the following (dollars in thousands):

	June 30,	December 31,
	2022	2021
Securities sold under customer repurchase agreements	$5,049	$5,085
FHLB borrowings	—	75,000
Other borrowings	7,500	7,500
Total	$12,549	$87,585

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $9.5 million and $10.1 million at June 30, 2022 and December 31, 2021, respectively. The average balance during the six month period June 30, 2022, and 2021 was $5.1 million and $5.8 million, respectively.  The maximum month-end outstanding balance for the six month period ended June 30, 2022, and 2021 was $5.5 million and $7.2 million, respectively.

Line of Credit:

The Company has a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company. The maturity of the line of credit is March 24, 2023. At June 30, 2022, $7.5 million was outstanding under the line of credit, and $17.5 million of the line of credit remained available to the Company.

Subordinated Debt:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of June 30, 2022 and December 31, 2021. Unamortized debt issuance cost was $527 thousand and $570 thousand at June 30, 2022 and December 31, 2021, respectively.

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

The Notes unamortized debt issuance costs totaled $527 thousand at June 30, 2022, and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand and $42 thousand for the three and six months ended June 30, 2022, and 2021, respectively.

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

Note 8. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and six month periods ending June 30, 2022, was $453 thousand and $847 thousand, respectively.  The Company’s contribution to the Plan for the three and six months ended June 30, 2021, was $350 thousand and $638 thousand, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At June 30, 2022, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,766,245 Rights available for future grants or awards.

In addition, the Company has 31,290 Rights issued from the Cornerstone Non-Qualified Plan Options, and 2,266 Rights issued from the Capstone Stock Option Plan. These plans do not have any Rights available for future grants or awards.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2021	79,667	$10.17
Granted	—	—
Exercised	(31,400)	8.39
Forfeited	—	—
Outstanding at June 30, 2022	48,267	$11.33

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information pertaining to stock options outstanding at June 30, 2022, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$9.48	14,540	0.70 years	$9.48	14,540	$9.48
9.60	16,750	1.44 years	9.60	16,750	9.60
11.76	2,266	0.00 years	11.76	2,266	11.76
15.05	14,711	2.93 years	15.05	14,711	15.05
Outstanding, end of period	48,267	1.60 years	$11.33	48,267	$11.33

The Company did not recognize any stock option-based compensation expense during the three and six months ended June 30, 2022 and 2021, respectively, as all stock options issued are fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

The intrinsic value of options exercised during the three and six months ended June 30, 2022, was $50 thousand and $555 thousand, and $27 thousand and $220 thousand, during the three and six months ended June 30, 2021, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at June 30, 2022, was $619 thousand. Cash received from options exercised under all share-based payment arrangements for the six months ended June 30, 2022, was $263 thousand.

Stock options of 3,850 and 31,400 shares were exercised during the three and six month periods ended June 30, 2022, respectively.  Stock options of 3,075 and 19,040 shares were exercised during the three and six month periods ended June 30, 2021, respectively. The income tax benefit recognized for the exercise of options during the three and six months ended June 30, 2022, was a benefit of $8 thousand and $84 thousand, respectively, and for the three and six months ended June 30, 2021, was a benefit of $8 thousand and a benefit of $9 thousand, respectively.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended June 30, 2022, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2021	144,367	$19.49
Granted	23,115	26.57
Vested	(6,646)	22.25
Forfeited/expired	—	—
Balance at June 30, 2022	160,836	$20.39

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three and six months ended June 30, 2022, was $398 thousand and $710 thousand, respectively, and was $162 thousand and $363 thousand, during the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there was $1.5 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 1.96 years. The grant-date fair value of restricted stock awards vested was $148 thousand for the six months ended June 30, 2022.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Appreciation Rights ("SARs"):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2021	55,000	$18.21
Granted	—	—
Exercised	(6,500)	18.12
Forfeited	—	—
Outstanding at June 30, 2022	48,500	$18.22

Information pertaining to SARs outstanding at June 30, 2022, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	16,000	1.50 years	$15.19	—	$—
18.12	12,500	0.50 years	18.12	12,500	18.12
20.70	20,000	2.51 years	20.70	—	—
Outstanding, end of period	48,500	1.66 years	$18.22	12,500	$18.12

SARs compensation expense of ($17) thousand and ($43) thousand was recognized for the three and six months ended June 30, 2022, respectively, and $64 thousand and $113 thousand for the three and six months ended June 30, 2021.  The credit in expense for the six month period ended June 30, 2022, was due to adjustments related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Commitments to extend credit	$747,309	$669,770
Standby letters of credit	17,474	17,868

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At June 30, 2022 and December 31, 2021, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022:
Assets:
Securities available-for-sale:
U.S. Treasury	$225,021	$—	$225,021	$—
U.S. Government-sponsored enterprises (GSEs)	423	—	423	—
Municipal securities	53,157	—	53,157	—
Other debt securities	27,851	—	27,851	—
Mortgage-backed securities (GSEs)	218,412	—	218,412	—
Total securities available-for-sale	524,864	—	524,864	—

Interest rate swaps agreements for customer loans	5,021	—	5,021	—
Total assets at fair value	$529,885	$—	$529,885	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$5,077	$—	$5,077	$—

December 31, 2021:
Assets:
Securities available-for-sale:
U.S. Treasury	$137,758		$137,758	$—
U.S. Government-sponsored enterprises (GSEs)	21,801	—	21,801	—
Municipal securities	67,820	—	67,820	—
Other debt securities	27,220	—	27,220	—
Mortgage-backed securities (GSEs)	227,854	—	227,854	—
Total securities available-for-sale	482,453	—	482,453	—

Interest rate swaps agreements for customer loans	1,326	—	1,326	—
Total assets at fair value	$483,779	$—	$483,779	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$4,893	$—	$4,893	$—

During the six months ending June 30, 2022, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022:
Collateral dependent loans	$1,702	$—	$—	$1,702
Other real estate owned	—	—	—	—

December 31, 2021:
Collateral dependent loans	$2,280	$—	$—	$2,280
Other real estate owned	367	—	—	367

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
June 30, 2022:
Collateral dependent loans	$1,702	Appraisal	Appraisal discounts	25%
Other real estate owned	—	Appraisal	Appraisal discounts	—%

December 31, 2021:
Collateral dependent loans	$2,280	Appraisal	Appraisal discounts	25%
Other real estate owned	367	Appraisal	Appraisal discounts	13%

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
June 30, 2022:
Assets:
Cash and cash equivalents	$654,945	$654,945	$—	$—	$654,945
Securities available-for-sale	524,864	—	524,864	—	524,864
Securities held-to-maturity	288,363	—	267,678	—	267,678
Other investments	16,569	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	2,973,843	—	—	2,905,098	2,905,098
Interest rate swaps agreements for customer loans	5,021	—	5,021	—	5,021

Liabilities:
Noninterest-bearing demand deposits	1,162,843	—	1,162,843	—	1,162,843
Interest-bearing demand deposits	999,893	—	999,893	—	999,893
Money market and savings deposits	1,607,714	—	1,607,714	—	1,607,714
Time deposits	511,182	—	511,091	—	511,091
Borrowings	12,549	—	12,549	—	12,549
Subordinated debt	41,973	—	—	41,851	41,851
Derivative financial instruments and interest rate swap agreements	5,077	—	5,077	—	5,077

December 31, 2021:
Assets:
Cash and cash equivalents	$1,045,077	$1,045,077	$—	$—	$1,045,077
Securities available-for-sale	482,453	—	482,453	—	482,453
Securities held-to-maturity	76,969	—	76,946		76,946
Other investments	16,494	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	2,679,148	—	—	2,676,181	2,676,181
Interest rate swaps agreements for customer loans	1,326	—	1,326	—	1,326

Liabilities:
Noninterest-bearing demand deposits	1,055,125	—	1,055,125	—	1,055,125
Interest-bearing demand deposits	899,158	—	899,158	—	899,158
Money market and savings deposits	1,493,007	—	1,493,007	—	1,493,007
Time deposits	574,648	—	576,598	—	576,598
Borrowings	87,585	—	88,082	—	88,082
Subordinated debt	41,930	—	—	43,374	43,374
Derivative financial instruments and interest rate swap agreements	4,893	—	4,893	—	4,893

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
June 30, 2022:
Interest rate swap agreements - securities	Other liabilities	5.70	3.09%	3 month LIBOR	$36,000	$(56)

December 31, 2021:
Interest rate swap agreements - securities	Other liabilities	6.20	3.09%	3 month LIBOR	$36,000	$(3,567)

The effects of the Company’s fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income on tax-exempt securities	$387	$562	$780	$1,126
Effects of fair value hedge relationships	(190)	(258)	(444)	(563)
Reported interest income on tax-exempt securities	$197	$304	$336	$563

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gain (loss) on fair value hedging relationship	2022	2021	2022	2021
Interest rate swap agreements - securities:
Hedged items	$1,662	$(459)	$3,511	$1,706
Derivative designated as hedging instruments	$(1,662)	$459	$(3,511)	$(1,706)
Carry amount of hedged assets - securities available-for-sale	$37,977	$43,580	$37,977	$43,580

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

At June 30, 2022 and December 31, 2021, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	June 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$146,639	$5,021	$48,125	$1,326
Liabilities	146,639	(5,021)	48,125	(1,326)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest rate swap agreements	$876	$10	$1,396	$10

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		June 30,	December 31,
	Classification	2022	2021
Assets:
Operating lease right-of-use assets	Other assets	$9,145	$9,812
Liabilities:
Operating lease liabilities	Other liabilities	$9,252	$9,881

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

As of June 30, 2022, the weighted average remaining lease term was 9.66 years and the weighted average discount rate was 2.12%.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Lease costs:
Operating lease costs	$403	$254	$817	$494
Variable lease costs	25	24	50	48
Total	$428	$278	$867	$542
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$382	$250	$778	$483

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2022, were as follows (in thousands):

Amounts
June 30, 2023	$759
June 30, 2024	1,290
June 30, 2025	1,079
June 30, 2026	1,047
June 30, 2027	946
Thereafter	5,250
Total future minimum lease payments	10,371
Amounts representing interest	(1,119)
Present value of net future minimum lease payments	$9,252

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At June 30, 2022, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

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

During the three and six months ended June 30, 2022, the Bank did not pay a dividend to the Company and since the first quarter of 2022, the Company has paid a quarterly common stock dividend of $0.07 per share.  The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Regulatory Capital Levels:

Actual and required capital levels at June 30, 2022, and December 31, 2021 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$407,413	11.80%	$276,136	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	343,502	9.95%	207,102	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	343,502	9.95%	155,326	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	343,502	7.48%	183,749	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$404,412	11.72%	$276,138	8.00%	$345,173	10.00%
Tier 1 Capital (to Risk Weighted Assets)	382,474	11.08%	207,104	6.00%	276,138	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	382,474	11.08%	155,328	4.50%	224,362	6.50%
Tier 1 Capital (to Average Assets)[2]	382,474	8.33%	183,745	4.00%	229,682	5.00%

December 31, 2021
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$386,627	12.55%	$246,483	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	184,862	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	138,647	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	325,345	7.45%	174,578	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$378,055	12.29%	$246,053	8.00%	$307,566	10.00%
Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	184,539	6.00%	246,053	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	138,405	4.50%	199,918	6.50%
Tier 1 Capital (to Average Assets)	358,703	8.23%	174,384	4.00%	217,980	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30, 2022
				Accumulated
	Securities	Securities	Fair Value	Other
	Available-for-	Transferred to	Municipal	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Income (Loss)
Beginning balance, March 31, 2022	$(15,067)	$(833)	$344	$(15,556)

Other comprehensive income	(8,459)	—	(662)	(9,121)
Reclassification of amounts included in net income	—	29	—	29
Net other comprehensive income during period	(8,459)	29	(662)	(9,092)

Ending balance, June 30, 2022	$(23,526)	(804)	$(318)	$(24,648)

	Three Months Ended June 30, 2021
				Accumulated
	Securities	Securities	Fair Value	Other
	Available-for-	Transferred to	Municipal	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Income (Loss)
Beginning balance, March 31, 2021	$898	—	$185	$1,083

Other comprehensive income	1,153	—	102	1,255
Reclassification of amounts included in net income	—	—	—	—
Net other comprehensive income during period	1,153	—	102	1,255

Ending balance, June 30, 2021	$2,051	—	$287	$2,338

	Six Months Ended June 30, 2022
				Accumulated
	Securities	Securities	Fair Value	Other
	Available-for-	Transferred to	Municipal	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Income (Loss)
Beginning balance, December 31, 2021	$25	665	$753	$1,443

Other comprehensive income (loss)	(23,551)	(1,490)	(1,071)	(26,112)
Reclassification of amounts included in net income	—	21	—	21
Net other comprehensive income (loss) during period	(23,551)	(1,469)	(1,071)	(26,091)

Ending balance, June 30, 2022	$(23,526)	(804)	$(318)	$(24,648)

	Six Months Ended June 30, 2021
				Accumulated
	Securities	Securities	Fair Value	Other
	Available-for-	Transferred to	Municipal	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Income (Loss)
Beginning balance, December 31, 2020	$2,968	—	$(785)	$2,183

Other comprehensive income (loss)	(917)	—	1,072	155
Reclassification of amounts included in net income	—	—	—	—
Net other comprehensive income (loss) during period	(917)	—	1,072	155

Ending balance, June 30, 2021	$2,051	—	$287	$2,338

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, including statements regarding the effects of the COVID-19 (and the variants thereof) pandemic on the Company’s business and financial results and conditions, are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	weakness or a decline in the U.S. economy, including a recession, in particular in Tennessee, and other markets in which we operate, which could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of rising interest rates, supply chain challenges and inflation;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax and regulatory changes, including those that impact the money supply and inflation;
●	the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus responses, and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

●	negative changes in the real estate markets in which we operate and have our primary lending activities, which may result in an unanticipated decline in real estate values in our market area;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks relating to the recently completed acquisitions including, without limitation: unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues being lower than expected;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;
●	results of examinations by our primary regulators, the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of the Company’s participation in and execution of government programs related to the COVID-19 pandemic;
●	the continued impact of the COVID-19 pandemic on the Company’s assets, business, cash flows, financial condition, liquidity, prospects and results of operations;
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us;
●	disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including Russia’s military action in Ukraine, terrorism or other geopolitical events; and
●	risks associated with widespread inflation or deflation.

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

Economic Conditions

The economic conditions and growth prospects for our markets, even against the headwinds of inflation and recessionary concerns, continue to reflect a solid and positive overall outlook with economic activity close to pre-pandemic levels. Increasing interest rates and rising building costs have caused some slowing of the highly robust single family housing market, however, there continues to be a shortage of housing in several Tennessee markets. Worker shortages especially in the restaurant, hospitality and retail industries combined with supply chain disruptions impacting numerous industries and inflationary conditions has had some impact on the level of economic growth. Ongoing higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers.

Critical Accounting Estimates

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate.  The most significant accounting policies we follow are presented in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements.  These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2021.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the second quarter and first six months of 2022:

●	Net income totaled $10.2 million, or $0.61 per diluted common share, during the second quarter of 2022 compared to $8.8 million, or $0.58 per diluted common share, for the same period in 2021.
●	Net income totaled $18.5 million for six months ended 2022 and 2021, respectively. Diluted earnings per share for the six months of 2022 was $1.10 and $1.23 in the same period of 2021.
●	Annualized return on average assets for the three months ended June 30, 2022, and 2021 was 0.87% and 0.98%, respectively.
●	Annualized return on average assets for the six months ended June 30, 2022, and 2021 was 0.80% and 1.08%, respectively.
●	Net organic loan and lease, which excludes loans and leases purchased through acquisitions, is strong year-to-date for 2022, with net loans and leases increasing $298.1 million from December 31, 2021.

Selected Financial Information

The following is a summary of certain financial information for the three and six month periods ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021 (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Income Statement:
Interest income	$36,309	$29,852	$6,457	$69,224	$59,144	$10,080
Interest expense	3,247	2,955	292	6,044	5,987	57
Net interest income	33,062	26,897	6,165	63,180	53,157	10,023
Provision for loan and lease losses	1,250	(5)	1,255	2,256	62	2,194
Net interest income after provision for loan and lease losses	31,812	26,902	4,910	60,924	53,095	7,829
Noninterest income	7,229	5,143	2,086	14,340	10,835	3,505
Noninterest expense	25,926	20,797	5,129	51,643	40,262	11,381
Income before income taxes	13,115	11,248	1,867	23,621	23,668	(47)
Income tax expense	2,900	2,470	430	5,146	5,134	12
Net income	$10,215	$8,778	$1,437	$18,475	$18,534	$(59)

Per Share Data:
Basic income per common share	$0.61	$0.59	$0.03	$1.11	$1.24	$(0.13)
Diluted income per common share	$0.61	$0.58	$0.03	$1.10	$1.23	$(0.13)

Performance Ratios:
Return on average assets	0.87%	0.98%	(0.11)%	0.80%	1.08%	(0.28)%
Return on average shareholders' equity	9.76%	9.53%	0.23%	8.79%	10.24%	(1.44)%

	June 30,	December 31,
	2022	2021	Change
Balance Sheet:
Loans and leases, net	$2,972,136	$2,674,045	$298,091
Deposits	4,281,632	4,021,938	259,694

Analysis of Results of Operations

Second quarter of 2022 compared to 2021

Net income was $10.2 million, or $0.61 per diluted common share, for the second quarter of 2022, compared to $8.8 million, or $0.58 per diluted common share, for the second quarter of 2021.  For the three months ended June 30, 2022, when compared to the comparable period in 2021, the increase in net income of $1.4 million was largely due to an increase in net interest income after provision for loan and lease losses of $4.9 million and noninterest income of $2.1 million, offset by increases in noninterest expense of $5.1 million and income tax expense of $430 thousand.  The tax equivalent net interest margin was 3.08% for the second quarter of 2022, compared to 3.29% for the second quarter of 2021. Noninterest income to average assets was 0.62% for the second quarter of 2022, increasing from 0.58% for the second quarter of 2021. Noninterest expense to average assets decreased to 2.21% in the second quarter of 2022, from 2.33% in the second quarter of 2021.

First six months of 2022 compared to 2021

Net income totaled $18.5 million for both the six months ended 2022 and 2021.  Diluted earnings per share for the first six months of 2022 was $1.10 and $1.23 in the same period of 2021.  Even though net income was the same for each six month period, components of net income had changes.  The changes are primarily from the increase of $7.8 million in net interest income after provision for loan and lease losses and $3.5 million in noninterest income, offset by increases of $11.4 million in noninterest expense. The tax equivalent net interest margin was 3.00% for the first six months of 2022 compared to 3.38% for the first six months of 2021. Noninterest income to average assets was 0.62% for the first six months of 2022, decreasing from 0.63% for the first six months of 2021. Noninterest expense to average assets decreased to 2.24% in the first six months of 2022, from 2.34% in the first six months of 2021.

Net Interest Income and Yield Analysis

Second quarter of 2022 compared to 2021

Net interest income, taxable equivalent, increased to $33.2 million for the second quarter of 2022, up from $27.0 million for the second quarter of 2021. Net interest income was positively impacted, compared to the prior year, primarily by the increase in balances of loans and leases, securities and federal funds sold and other earning assets.  Average interest-earning assets increased from $3.30 billion for the second quarter of 2021, to $4.32 billion for the second quarter of 2022, primarily because of the Company’s continued organic loan and lease growth, the acquisition of Fountain, which was completed on May 3, 2021, the acquisition of SCB, which was completed September 1, 2021, and the increase in our securities and overall liquidity position. Over this period, average loan and lease balances increased by $361.3 million, average securities increased $564.9 million, average federal funds sold and other interest earning assets increased by $97.6 million, average interest-bearing deposits increased by $751.8 million, average noninterest-bearing deposits increased $344.2 million and average borrowings decreased $50.0 million. The tax equivalent net interest margin decreased to 3.08% for the second quarter of 2022, compared to 3.29% for the second quarter of 2021. The yield on earning assets decreased from 3.65% for the second quarter of 2021, to 3.39% for the second quarter of 2022, primarily due to a reduction in PPP fees, loan discount accretion and lower yielding excess liquidity. The cost of average interest-bearing deposits decreased from 0.39% for the second quarter of 2021, to 0.33% for the second quarter of 2022, primarily due to maturing and repricing of time deposits at lower rates.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans and leases, including fees[1]	$2,869,687	$31,492	4.40%	$2,508,388	$28,256	4.52%
Loans held for sale	3,061	38	4.94%	5,315	67	5.03%
Taxable securities	717,507	2,908	1.63%	164,935	916	2.23%
Tax-exempt securities[2]	101,585	609	2.40%	89,296	453	2.04%
Federal funds sold and other earning assets	628,677	1,430	0.91%	531,125	309	0.23%
Total interest-earning assets	4,320,517	36,477	3.39%	3,299,059	30,001	3.65%
Noninterest-earning assets	374,776			286,211
Total assets	$4,695,293			$3,585,270

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$968,806	734	0.30%	$688,756	304	0.18%
Money market and savings deposits	1,559,963	1,126	0.29%	1,117,290	905	0.32%
Time deposits	531,783	644	0.49%	502,755	1,039	0.83%
Total interest-bearing deposits	3,060,552	2,504	0.33%	2,308,801	2,248	0.39%
Borrowings	31,510	117	1.49%	81,525	123	0.61%
Subordinated debt	41,959	626	5.98%	39,375	584	5.95%
Total interest-bearing liabilities	3,134,021	3,247	0.42%	2,429,701	2,955	0.49%
Noninterest-bearing deposits	1,112,643			768,399
Other liabilities	28,903			17,845
Total liabilities	4,275,567			3,215,945
Shareholders' equity	419,726			369,325
Total liabilities and shareholders’ equity	$4,695,293			$3,585,270
Net interest income, taxable equivalent		$33,230			$27,046
Interest rate spread			2.97%			3.16%
Tax equivalent net interest margin			3.08%			3.29%

Percentage of average interest-earning assets to average interest-bearing liabilities			137.86%			135.78%
Percentage of average equity to average assets			8.94%			10.30%

1Loans and leases include PPP loans with an average balance of $34.3 million and $266.1 million for the three months ended June 30, 2022, and 2021, respectively.  Loan and lease fees included in loan and lease income was $1.4 million and $2.4 million for the three months ended June 30, 2022, and 2021, respectively. Loan and lease fee income for the three months ended June 30, 2022, and 2021, includes $710 thousand and $2.1 million accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $168 thousand for the three months ended June 30, 2022, and $149 thousand for the three months ended June 30, 2021.

First six months of 2022 compared to 2021

Net interest income, taxable equivalent, increased to $63.5 million for the first six months of 2022, up from $53.5 million for the first six months of 2021. Net interest income was positively impacted, compared to the prior year, primarily by the increase in balances of loans and leases, securities and federal funds sold and other earning assets. Average interest-earning assets increased from $3.19 billion for the first six months of 2021, to $4.27 billion for the first six months of 2022, primarily because of the Company’s continued organic loan and lease growth, the acquisition of Fountain, which was completed on May 3, 2021, the acquisition of SCB, which was completed September 1, 2021, and the increase in our securities and overall liquidity position. Over this period, average loan and lease balances increased by $328.7 million, average securities increased $528.2 million, average federal funds sold and other interest earning assets increased by $227.4 million, average interest-bearing deposits increased by $803.1 million, average noninterest-bearing deposits increased $335.8 million and average borrowings decreased $31.1 million. The tax equivalent net interest margin decreased to 3.00% for the first six months of 2022, compared to 3.38% for the first six months of 2021. The yield on earning assets decreased from 3.76% for the first six months of 2021, to 3.28% for the first six months of 2022, primarily due to a reduction in PPP fees, loan discount accretion. The cost of average interest-bearing deposits decreased from 0.41% for the first six months of 2021 to 0.30% for the first six months of 2022, primarily due to maturing and repricing of time deposits at lower rates.

	Six Months Ended June 30,
	2022			2021

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$2,797,348	$61,061	4.40%	$2,468,665	$56,200	4.59%
Loans held for sale	3,473	111	6.43%	6,607	141	4.31%
Taxable Securities	665,532	5,327	1.61%	150,792	1,640	2.19%
Tax-exempt securities[2]	103,540	1,142	2.22%	90,068	862	1.93%
Federal funds and other earning assets	701,850	1,916	0.55%	474,449	600	0.26%
Total interest-earning assets	4,271,743	69,557	3.28%	3,190,581	59,443	3.76%
Noninterest-earning assets	378,271			280,772
Total assets	$4,650,014			$3,471,353

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$945,450	1,181	0.25%	$665,116	560	0.17%
Money market and savings deposits	1,541,678	1,985	0.26%	1,050,961	1,726	0.33%
Time deposits	546,413	1,352	0.50%	514,344	2,293	0.90%
Total interest-bearing deposits	3,033,541	4,518	0.30%	2,230,421	4,579	0.41%
Borrowings[3]	50,533	274	1.09%	81,680	241	0.59%
Subordinated debt	41,949	1,252	6.02%	39,364	1,167	5.98%
Total interest-bearing liabilities	3,126,023	6,044	0.39%	2,351,465	5,987	0.51%
Noninterest-bearing deposits	1,070,703			734,867
Other liabilities	29,475			19,876
Total liabilities	4,226,201			3,106,208
Stockholders’ equity	423,813			365,145
Total liabilities and stockholders’ equity	$4,650,014			$3,471,353
Net interest income, taxable equivalent		$63,513			$53,456
Interest rate spread			2.89%			3.25%
Tax equivalent net interest margin			3.00%			3.38%

Percentage of average interest-earning assets to average interest-bearing liabilities			136.65%			135.68%
Percentage of average equity to average assets			9.11%			10.52%

1Loans and leases include PPP loans with an average balance of $44.1 million and $289.2 million for the six months ended June 30, 2022 and 2021, respectively.  Loan and lease fees included in loan and lease income was $2.9 million and $5.3 million for the six months ended June 30, 2022 and 2021, respectively. Loan lease fee income for the six months ended June 30, 2022, and 2021, includes $1.8 million and $4.5 million accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $333 thousand for the six months ended June 30, 2022, and $299 thousand for the six months ended June 30, 2021.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Service charges on deposit accounts	$1,446	$1,048	$398	$2,765	$2,057	$708
Mortgage banking	471	1,105	(634)	1,305	2,244	(939)
Investment services	1,065	567	498	2,135	1,098	1,037
Insurance commissions	598	557	41	1,499	2,023	(524)
Interchange and debit card transaction fees, net	1,467	922	545	2,751	1,761	990
Other	2,182	944	1,238	3,885	1,652	2,233
Total noninterest income	$7,229	$5,143	$2,086	$14,340	$10,835	$3,505

Second quarter of 2022 compared to 2021

Noninterest income increased by $2.1 million, or 40.6%, during the second quarter of 2022 compared to the same period in 2021. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to the SCB acquisition, deposit growth and transaction volume;
●	Decrease in mortgage banking, related to lower volume of secondary market activity;
●	Increase in investment services, related to the addition of a new wealth management team hired during the fourth quarter of 2021;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the SCB acquisition: and
●	Increase in other, primarily from new fee income from the acquisition of Fountain and SWAP fee income from the newly created capital markets program in the second quarter of 2021.

First six months of 2022 compared to 2021

Noninterest income increased by $3.5 million, or 32.3%, during the first six months of 2022 compared to the same period in 2021. This change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to the SCB acquisition, deposit growth and transaction volume;
●	Decrease in mortgage banking, related to lower volume of secondary market activity;
●	Increase in investment services, related to the addition of a new wealth management team hired during the fourth quarter of 2021;
●	Decrease in insurance commissions, primarily from commissions on placement of life insurance policies during the first quarter of 2021;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the SCB acquisition: and
●	Increase in other, primarily from SWAP fee income from the newly created capital markets program in the second quarter of 2021 and new fee income from the acquisition of Fountain.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Salaries and employee benefits	$15,673	$12,203	$3,470	$30,719	$23,072	$7,647
Occupancy and equipment	2,793	2,294	499	5,852	4,635	1,217
FDIC insurance	676	371	305	1,317	741	576
Other real estate and loan related expense	636	506	130	1,365	1,108	257
Advertising and marketing	327	230	97	697	419	278
Data processing and technology	1,728	1,509	219	3,314	2,889	425
Professional services	745	849	(104)	1,987	1,490	497
Amortization of intangibles	633	441	192	1,270	886	384
Merger related and restructuring expenses	81	372	(291)	520	475	45
Other	2,634	2,022	612	4,602	4,547	55
Total noninterest expense	$25,926	$20,797	$5,129	$51,643	$40,262	$11,381

Second quarter of 2022 compared to 2021

Noninterest expense increased by $5.1 million, or 24.7%, in the second quarter of 2022 as compared to the same period in 2021. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to the Fountain acquisition completed May 3, 2021, and overall franchise growth from talent hired in Auburn, Dothan, Montgomery and Birmingham, Alabama and Tallahassee, Florida in 2021;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations;
●	Increase in FDIC insurance, related to asset growth stemming from our acquisition of SCB, deposit growth and production of originated loan and leases;
●	Increase in data processing and technology, due to continued infrastructure efforts to accommodate growth; and
●	Increase in other, primarily related training and education initiatives, swap fees related to newly created capital market program and overall growth of franchise.

First six months of 2022 compared to 2021

Noninterest expense increased by $11.4 million, or 28.3%, in the first six months of 2022 as compared to the same period in 2021. The change in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to the Fountain acquisition completed May 3, 2021, and overall franchise growth from talent hired in Auburn, Dothan, Montgomery and Birmingham, Alabama and Tallahassee, Florida in 2021;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations;
●	Increase in FDIC insurance, related to asset growth stemming from our acquisition of SCB, deposit growth and production of originated loan and leases; and
●	Increase in data processing and technology, primarily from continued infrastructure build.

Taxes

Second quarter of 2022 compared to 2021

In the second quarter of 2022 income tax expense totaled $2.9 million compared to $2.5 million in the second quarter of 2021. The effective tax rate was approximately 22.1% in the second quarter of 2022 compared to 22.0% second quarter of 2021.

First six months of 2022 compared to 2021

In the first six months of 2022 and 2021, income tax expense totaled $5.1 million for each period. The effective tax rate was approximately 21.8% for first six months of 2022 compared to 21.7% for the first six months of 2021.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding, including organic and acquired loans and leases, of approximately $2.97 billion at June 30, 2022 compared to $2.67 billion at December 31, 2021. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

Organic Loans and Leases

Our organic net loans and leases, which excludes loans and leases purchased through acquisitions, increased by $380.7 million, or 17.1%, from December 31, 2021, to $2.62 billion at June 30, 2022.

Acquired Loans and Leases

Net purchased non-credit impaired loans and leases of $332.3 million at June 30, 2022 decreased by $76.3 million from December 31, 2021.  Since December 31, 2021, our net purchased credit impaired (“PCI”) loans and leases, decreased by $6.3 million to $34.9 million at June 30, 2022. The decrease in purchased non-credit impaired loans and leases and PCI loans and leases is related to maturities, paydowns and payoffs.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

	June 30, 2022
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$1,336,261	$179,638	$18,689	$1,534,588	51.3%
Consumer real estate-mortgage	427,421	96,765	9,396	533,582	17.8%
Construction and land development	351,314	10,614	2,440	364,368	12.2%
Commercial and industrial	456,874	24,196	2,518	483,588	16.2%
Leases	38,737	22,552	1,975	63,264	2.1%
Consumer and other	13,951	719	14	14,684	0.5%
Total gross loans and leases receivable, net of deferred fees	2,624,558	334,484	35,032	2,994,074	100.0%
Allowance for loan and leases losses	(19,569)	$(2,191)	(178)	(21,938)
Total loans and leases, net	$2,604,989	$332,293	$34,854	$2,972,136

	December 31, 2021
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$1,157,702	$205,579	$20,875	$1,384,156	51.4%
Consumer real estate-mortgage	346,322	119,117	11,833	477,272	17.7%
Construction and land development	258,196	17,308	2,882	278,386	10.3%
Commercial and industrial	449,909	35,599	2,516	488,024	18.1%
Leases	18,067	32,471	3,170	53,708	2.0%
Consumer and other	10,536	1,244	71	11,851	0.4%
Total gross loans and leases receivable, net of deferred fees	2,240,732	411,318	41,347	2,693,397	100.0%
Allowance for loan and lease losses	(16,441)	(2,732)	(179)	(19,352)
Total loans and leases, net	$2,224,291	$408,586	$41,168	$2,674,045

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at June 30, 2022, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$119,318	$673,105	$723,334	$18,831	$1,534,588	$920,940	$494,330
Consumer real estate-mortgage	38,939	198,261	198,730	97,652	533,582	245,141	249,502
Construction and land development	107,911	164,742	70,172	21,543	364,368	147,308	109,149
Commercial and industrial	99,655	269,725	106,578	7,630	483,588	292,457	91,476
Leases	2,022	61,242	—	—	63,264	61,242	—
Consumer and other	7,600	6,568	465	51	14,684	6,765	319
Total loans and leases	$375,445	$1,373,643	$1,099,279	$145,707	$2,994,074	$1,673,853	$944,776

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases as a percentage of total gross loans and leases, net of deferred fees, was 0.11% as of June 30, 2022, and 0.12% December 31, 2021, respectively. Total nonperforming assets as a percentage of total assets was

0.11% as of June 30, 2022, and December 31, 2021, respectively. Acquired PCI loans and leases that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days and 90 days or more past due for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
June 30, 2022
Commercial real estate	$1,534,588	$41	0.00%	$-	-%	$41	0.00%
Consumer real estate	533,582	858	0.16	-	-	858	0.16
Construction and land development	364,368	43	0.01	-	-	43	0.01
Commercial and industrial	483,588	347	0.07	-	-	347	0.07
Leases	63,264	154	0.24	-	-	154	0.24
Consumer and other	14,684	157	1.07	-	-	157	1.07
Total	$2,994,074	$1,600	0.05	$-	-	$1,600	0.05

December 31, 2021
Commercial real estate	$1,384,156	$172	0.01%	$-	-%	$172	0.01%
Consumer real estate	477,272	894	0.19	-	-	894	0.19
Construction and land development	278,386	91	0.03	-	-	91	0.03
Commercial and industrial	488,024	1,310	0.27	45	0.01	1,355	0.28
Leases	53,708	361	0.67	-	-	361	0.67
Consumer and other	11,851	103	0.87	19	0.16	122	1.03
Total	$2,693,397	$2,931	0.11	$64	-	$2,995	0.11

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	June 30, 2022			December 31, 2021
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate	$1,534,588	$303	0.02%	$1,384,156	$858	0.06%
Consumer real estate	533,582	2,171	0.41	477,272	2,139	0.45
Construction and land development	364,368	858	0.24	278,386	-	-
Commercial and industrial	483,588	43	0.01	488,024	116	0.02
Leases	63,264	29	0.05	53,708	-	-
Consumer and other	14,684	9	0.06	11,851	11	0.09
Total	$2,994,074	$3,413	0.11	$2,693,397	$3,124	0.12

Allowance for loans and leases to nonaccrual loans		642.78%			619.46%

Allocation of the Allowance for Loan and Lease Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. Our provision for loan and lease losses for the six months ended June 30, 2022, is $2.3 million compared to $62 thousand in the same period of 2021, an increase of $2.2 million.  As of June 30, 2022, and December 31, 2021, our allowance for loan and lease losses was $21.9 million and $19.4 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for loan and lease loss as a percentage of total loans and leases was 0.73% at June 30, 2022 and 0.72% at December 31, 2021, respectively.

Our purchased loans and leases were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans and leases will be accreted into income over the life of the loans and leases. A provision for loan and lease losses is recorded for any deterioration in these loans and leases subsequent to the acquisition. As of June 30, 2022, the outstanding principal balance on PCI loan and leases was $49.5 million and the carrying value was $35.0 million, for a net difference of $14.5 million in discounts. At June 30, 2022, there was an allowance on PCI loans and leases of $178 thousand.

The following table sets forth, based on management's best estimate, the allocation of the allowance for credit losses on loans and leases to categories of loans and leases and loan and lease balances by category and the percentage of loans and leases in each category to total loans and leases and allowance for credit losses as a percentage of total loans and leases within each loan and lease category for each period presented (dollars in thousands):

	Amount of	Percentage of Loans in Each	Total	Ratio of Allowance Allocated to
	Allowance Allocated	Category to Total Loans	Loans	Loans in Each Category
June 30, 2022
Commercial real estate	$10,600	51.3%	$1,534,588	0.69%
Consumer real estate	3,835	17.8	533,582	0.72
Construction and land development	2,904	12.2	364,368	0.80
Commercial and industrial	3,659	16.2	483,588	0.76
Leases	807	2.1	63,264	1.28
Consumer and other	133	0.5	14,684	0.91
Total	$21,938	100.0%	$2,994,074	0.73

December 31, 2021
Commercial real estate	$9,781	51.4%	$1,384,156	0.71%
Consumer real estate	3,454	17.7	477,272	0.72
Construction and land development	1,882	10.3	278,386	0.68
Commercial and industrial	3,781	18.1	488,024	0.77
Leases	330	2.0	53,708	0.61
Consumer and other	124	0.4	11,851	1.05
Total	$19,352	100.0%	$2,693,397	0.72

The allocation by category is determined based on the loans and leases individually assigned risk rating, if applicable, and environmental factors applicable to each category of loan and lease. For impaired loans and leases, those loans and leases are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI loans and leases were approximately $395 thousand at June 30, 2022, compared to $561 thousand at December 31, 2021.

Analysis of the Allowance for Loan and Lease Losses

The following is a summary of changes in the allowance for loan and lease losses for the periods presented including the ratio of the allowance for loan and lease losses to total loans and leases as of the end of each period (dollars in thousands):

	Provision for	Net (charge-offs)	Average	Ratio of Net (charge-offs)
	Credit Losses	Recoveries	Loans	Recoveries to Average Loans
Three Months Ended June 30, 2022
Commercial real estate	$193	$2	$1,489,463	-%
Consumer real estate	(100)	547	503,083	0.11
Construction and land development	784	-	335,956	-
Commercial and industrial	32	126	467,425	0.03
Leases	276	(17)	60,933	(0.03)
Consumer and other	65	(48)	12,827	(0.37)
Total	$1,250	$610	$2,869,687	0.02

Three Months Ended June 30, 2021
Commercial real estate	$743	3	$1,130,385	-%
Consumer real estate	69	(55)	443,991	(0.01)
Construction and land development	93	-	296,969	-
Commercial and industrial	(908)	3	598,377	-
Leases	-	-	26,847	-
Consumer and other	(2)	(6)	11,819	(0.05)
Total	$(5)	$(55)	$2,508,388	-

Six Months Ended June 30, 2022
Commercial real estate	$816	$3	$1,451,916	-%
Consumer real estate	(140)	521	479,754	0.11
Construction and land development	1,022	-	327,488	-
Commercial and industrial	(77)	(45)	466,289	(0.01)
Leases	422	55	59,397	0.09
Consumer and other	213	(204)	12,504	(1.63)
Total	$2,256	$330	$2,797,348	0.01

Six Months Ended June 30, 2021
Commercial real estate	$797	6	$1,112,484	-%
Consumer real estate	(109)	(39)	436,960	(0.01)
Construction and land development	(15)	-	292,266	-
Commercial and industrial	(671)	6	588,901	0.00
Leases	-	-	26,422	-
Consumer and other	60	(71)	11,632	(0.61)
Total	$62	$(98)	$2,468,665	-

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

Securities Portfolio

Our available-for-sale investment portfolio is carried at fair market value and our held-to-maturity investment portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our investment portfolio increased from $559.4 million at December 31, 2021, to $813.2 million at June 30, 2022, primarily as a result of strategically deploying a portion of the Bank’s cash position.  New purchases were focused on U.S. Treasuries to provide cash flow and liquidity. Our investment to asset ratio has increased from 12.1% at December 31, 2021, to 17.0% at June 30, 2022. Over the past six months the bank has increased its securities portfolio to strategically invest in higher yielding assets compared to the bank’s yield on cash.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at June 30, 2022 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	1 or Less		1 to 5		5 to 10		Over 10		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$173,637	1.26%	$64,909	1.30%	$—	-%	$238,546	1.27%
U.S. Government agencies	—	-	—	-	428	2.24	—	-	428	2.24
State and political subdivisions	346	1.39	3,349	1.99	6,475	2.50	43,405	4.05	53,575	3.71
Other debt securities	—	-	989	3.13	27,485	4.48	500	4.50	28,974	4.43
Mortgage-backed securities	282	1.32	5,353	1.58	77,095	1.39	152,330	1.86	235,060	1.70
Total securities	$628	1.36	$183,328	1.29	$176,392	1.88	$196,235	2.35	$556,583	1.85

Held-to-maturity:
U.S. Treasury	$—	-%	$150,413	1.47%	$—	-%	$—	-%	$150,413	1.47%
U.S. Government agencies	—	-	—	-	25,971	1.90	25,164	1.82	51,135	1.86
State and political subdivisions	—	-	—	-	4,311	2.20	49,855	2.13	54,166	2.14
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,892	2.14	27,757	2.13	32,649	2.13
Total securities	$—	-	$150,413	1.47	$35,174	1.97	$102,776	2.05	$288,363	1.74

(1)Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2022, brokered deposits represented approximately 0.98% of total deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and six month periods ending June 30, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$1,112,643	26.7%	—%	$768,399	25.0%	—%
Interest-bearing demand	968,806	23.2%	0.30%	688,756	22.4%	0.18%
Money market and savings	1,559,963	37.4%	0.29%	1,117,290	36.3%	0.32%
Time deposits	531,783	12.7%	0.49%	502,755	16.3%	0.83%
Total average deposits	$4,173,195	100.0%	0.24%	$3,077,200	100.0%	0.29%

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$1,070,703	26.1%	—%	$734,867	24.8%	—%
Interest-bearing demand	945,450	23.0%	0.25%	665,116	22.4%	0.17%
Money market and savings	1,541,678	37.6%	0.26%	1,050,961	35.4%	0.33%
Time deposits	546,413	13.3%	0.50%	514,344	17.3%	0.90%
Total average deposits	$4,104,244	100.0%	0.22%	$2,965,288	100.0%	0.31%

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended June 30, 2022, and 2021, was 0.33% and 0.39%, respectively. The decrease cost was primarily due to maturing and repricing of time deposits, which decreased by 34 basis points.  The average cost of interest-bearing deposits for the six months ended June 30, 2022, and 2021, was 0.30% and 0.41%, respectively. The decrease in cost was primarily due to maturing and repricing of time deposits, which decreased by 40 basis points.

Total deposits as of June 30, 2022, were $4.28 billion, which was an increase of $259.7 million from December 31, 2021. This increase was primarily from organic deposit growth. As of June 30, 2022, the Company had outstanding time deposits under $250,000 with balances of $366.1 million and time deposits over $250,000 with balances of $145.1 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

June 30,
2022
Three months or less	$48,288
Three to six months	38,218
Six to twelve months	33,986
More than twelve months	24,596
Total	$145,088

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $12.5 million at June 30, 2022, and consisted of short-term borrowings of $7.5 million with ServisFirst Bank and $5.0 million of securities sold under repurchase agreements. Long-term debt totaled $42.0 million at June 30, 2022, and $41.9 million at December 31, 2021, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements - Note 7 – Borrowings, Line of Credit and Subordinated Debt."

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At June 30, 2022 and December 31, 2021, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 13 - Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At June 30, 2022, we had $747.3 million of pre-approved but unused lines of credit and $17.5 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements - Note 9 – Commitments and Contingent Liabilities.”

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

Estimated % Change in Net Interest Income Over 12 Months
June 30, 2022:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	4.41%
200 basis points increase	8.70%
100 basis points decrease	(5.94)%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
June 30, 2022:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	1.81%
200 basis points increase	2.72%
100 basis points decrease	(4.64)%

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

The Company has $628 thousand in investments that mature throughout the next 12 months. The Company also anticipates $32.9 million of principal payments from mortgage-backed securities over the same period. The Company also has unused borrowing capacity in the amount of $425.3 million available with the Federal Reserve, FHLB, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2022 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of June 30, 2022, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended June 30, 2022.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
April 1, 2022 to April 30, 2022	—	$—	—	$4,484
May 1, 2022 to May 31, 2022	—	—	—	4,484
June 1, 2022 to June 30, 2022	—	—	—	4,484
Total	—	$—	—	$4,484

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

SmartFinancial, Inc.

Date:	August 9, 2022	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	August 9, 2022	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)