Form 10-Q
period 2022-09-30
SMARTFINANCIAL INC.
filed 2022-11-09
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes  ☐    No  ☒

As of November 04, 2022, there were 16,888,305 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	September 30,	December 31,
	2022	2021*
ASSETS:
Cash and due from banks	$46,351	$110,333
Interest-bearing deposits with banks	428,318	897,244
Federal funds sold	68,360	37,500
Total cash and cash equivalents	543,029	1,045,077
Securities available-for-sale, at fair value	519,723	482,453
Securities held-to-maturity, at amortized cost	287,104	76,969
Other investments	15,528	16,494
Loans held for sale	2,742	5,103
Loans and leases	3,099,116	2,693,397
Less: Allowance for loan and lease losses	(22,769)	(19,352)
Loans and leases, net	3,076,347	2,674,045
Premises and equipment, net	91,944	85,958
Other real estate owned	1,226	1,780
Goodwill and other intangibles, net	110,460	105,852
Bank owned life insurance	81,001	79,619
Other assets	67,807	38,229
Total assets	$4,796,911	$4,611,579

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$1,186,209	$1,055,125
Interest-bearing demand	962,901	899,158
Money market and savings	1,663,355	1,493,007
Time deposits	467,944	574,648
Total deposits	4,280,409	4,021,938
Borrowings	18,423	87,585
Subordinated debt	41,994	41,930
Other liabilities	41,374	30,696
Total liabilities	4,382,200	4,182,149
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 16,887,555 and 16,802,990 shares issued and outstanding, respectively	16,888	16,803
Additional paid-in capital	293,907	292,937
Retained earnings	144,723	118,247
Accumulated other comprehensive income (loss)	(40,807)	1,443
Total shareholders' equity	414,711	429,430
Total liabilities and shareholders' equity	$4,796,911	$4,611,579

* Derived from audited financial statements.

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans and leases, including fees	$35,127	$31,674	$96,300	$88,015
Securities:
Taxable	3,135	832	8,463	2,472
Tax-exempt	561	331	1,369	894
Federal funds sold and other earning assets	3,474	474	5,389	1,074
Total interest income	42,297	33,311	111,521	92,455
Interest expense:
Deposits	4,866	2,153	9,384	6,733
Borrowings	97	121	371	360
Subordinated debt	626	655	1,877	1,823
Total interest expense	5,589	2,929	11,632	8,916
Net interest income	36,708	30,382	99,889	83,539
Provision for loan and lease losses	974	1,149	3,230	1,211
Net interest income after provision for loan and lease losses	35,734	29,233	96,659	82,328
Noninterest income:
Service charges on deposit accounts	1,611	1,220	4,376	3,278
Gain on sale of securities	—	45	—	45
Mortgage banking	170	994	1,475	3,238
Investment services	1,051	448	3,186	1,546
Insurance commissions	864	745	2,363	2,768
Interchange and debit card transaction fees, net	1,356	1,078	4,107	2,839
Other	1,198	1,779	5,083	3,429
Total noninterest income	6,250	6,309	20,590	17,143
Noninterest expense:
Salaries and employee benefits	16,317	13,594	47,036	36,666
Occupancy and equipment	3,167	2,536	9,020	7,170
FDIC insurance	705	525	2,022	1,266
Other real estate and loan related expense	565	407	1,930	1,514
Advertising and marketing	288	235	985	654
Data processing and technology	1,872	1,753	5,185	4,642
Professional services	822	810	2,809	2,300
Amortization of intangibles	650	711	1,919	1,597
Merger related and restructuring expenses	87	464	607	939
Other	2,757	2,274	7,361	6,822
Total noninterest expense	27,230	23,309	78,874	63,570
Income before income tax expense	14,754	12,233	38,375	35,901
Income tax expense	3,211	2,633	8,357	7,767
Net income	$11,543	$9,600	$30,018	$28,134
Earnings per common share:
Basic	$0.69	$0.62	$1.79	$1.85
Diluted	$0.68	$0.61	$1.78	$1.84
Weighted average common shares outstanding:
Basic	16,749,255	15,557,528	16,734,298	15,192,919
Diluted	16,872,022	15,691,126	16,867,970	15,312,755

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$11,543	$9,600	$30,018	$28,134
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	(20,147)	284	(51,899)	(971)
Tax effect	5,205	(74)	13,406	264
Reclassification of unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	—	(2,009)	—
Tax effect	—	—	519	—
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	43	—	70	—
Tax effect	(12)	—	(18)	—
Reclassification adjustment for realized gains included in net income	—	(45)	—	(45)
Tax effect	—	12	—	12
Unrealized gains (losses) on securities available-for-sale, net of tax	(14,911)	177	(39,931)	(740)
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	92	59	(1,351)	1,510
Tax effect	(23)	(15)	349	(394)
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	69	44	(1,002)	1,116
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	(1,775)	—	(1,775)	—
Tax effect	458	—	458	—
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	(1,317)	—	(1,317)	—

Total other comprehensive income (loss)	(16,159)	221	(42,250)	376
Comprehensive income (loss)	$(4,616)	$9,821	$(12,232)	$28,510

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2020	15,107,214	$15,107	$252,693	$87,185	$2,183	$357,168
Net income	—	—	—	28,134	—	28,134
Other comprehensive income	—	—	—	—	376	376
Common stock issued pursuant to:
Stock options exercised	19,165	19	175	—	—	194
Restricted stock	43,143	43	(43)	—	—	—
Shareholders' of Sevier County Bancshares, Inc.	1,691,535	1,691	40,563	—	—	42,254
Stock compensation expense	—	—	521	—	—	521
Common stock dividend ($0.18 per share)	—	—	—	(2,719)	—	(2,719)
Repurchases of common stock	(59,610)	(59)	(1,149)	—	—	(1,208)
Balance, September 30, 2021	16,801,447	$16,801	$292,760	$112,600	$2,559	$424,720

Balance, December 31, 2021	16,802,990	$16,803	$292,937	$118,247	$1,443	$429,430
Net income	—	—	—	30,018	—	30,018
Other comprehensive (loss)	—	—	—	—	(42,250)	(42,250)
Common stock issued pursuant to:
Stock options exercised	32,003	32	238	—	—	270
Restricted stock, net of forfeitures	60,515	61	(61)	—	—	—
Shares withheld for payment of taxes	(7,953)	(8)	(198)	—	—	(206)
Stock compensation expense	—	—	991	—	—	991
Common stock dividend ($0.21 per share)	—	—	—	(3,542)	—	(3,542)
Balance, September 30, 2022	16,887,555	$16,888	$293,907	$144,723	$(40,807)	$414,711

Balance, June 30, 2021	15,109,736	$15,110	$252,039	$103,906	$2,338	$373,393
Net income	—	—	—	9,600	—	9,600
Other comprehensive income	—	—	—	—	221	221
Common stock issued pursuant to:
Restricted stock	176	—	—	—	—	—
Shareholders' of Sevier County Bancshares, Inc.	1,691,535	1,691	40,563	—	—	42,254
Stock compensation expense	—	—	158	—	—	158
Common stock dividend ($0.06 per share)	—	—	—	(906)	—	(906)
Balance, September 30, 2021	16,801,447	$16,801	$292,760	$112,600	$2,559	$424,720

Balance, June 30, 2022	16,898,405	$16,898	$293,815	$134,362	$(24,648)	$420,427
Net income	—	—	—	11,543	—	11,543
Other comprehensive (loss)	—	—	—	—	(16,159)	(16,159)
Common stock issued pursuant to:
Stock options exercised	603	1	6	—	—	7
Restricted stock, net of forfeitures	(3,500)	(3)	3	—	—	—
Restricted stock withheld for taxes	(7,953)	(8)	(198)	—	—	(206)
Stock compensation expense	—	—	281	—	—	281
Common stock dividends ($0.07 per share)	—	—	—	(1,182)	—	(1,182)
Balance, September 30, 2022	16,887,555	$16,888	$293,907	$144,723	$(40,807)	$414,711

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$30,018	$28,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,474	4,739
Accretion of fair value purchase accounting adjustments, net	(762)	(4,086)
Provision for loan and lease losses	3,230	1,211
Stock compensation expense	991	521
Gain from redemption and sale of securities available-for-sale	—	(45)
Deferred income tax expense (benefit)	(500)	731
Increase in cash surrender value of bank owned life insurance	(1,382)	(1,240)
Net losses from sale and write downs of other real estate owned	66	176
Net gains from mortgage banking	(1,475)	(3,238)
Origination of loans held for sale	(47,840)	(97,360)
Proceeds from sales of loans held for sale	51,676	108,901
Net gain from sale of loans	—	(137)
Net gain from sale of fixed assets	(261)	—
Net change in:
Accrued interest receivable	(2,062)	2,074
Accrued interest payable	(993)	(125)
Other assets	(25,079)	(414)
Other liabilities	28,480	5,709
Net cash provided by operating activities	41,581	45,551
Cash flows from investing activities:
Available-for-sale:
Proceeds from sales	—	16,771
Proceeds from maturities, calls and paydowns	32,143	65,101
Purchases	(295,347)	(145,316)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	1,345	—
Purchases	(50,575)	—
Proceeds from sales of other investments	1,054	436
Purchases of other investments	(88)	(80)
Purchases of bank owned life insurance	—	(40,000)
Proceeds from bank owned life insurance benefits	—	427
Net (increase) decrease in loans and leases	(404,770)	4,444
Proceeds from sale of fixed assets	1,460	—
Purchases of premises and equipment	(10,690)	(603)
Proceeds from sale of other real estate owned	488	2,171
Proceeds received from sale of loans	—	83,745
Net cash (paid) received from business combinations	(4,881)	15,364
Net cash (used in) provided by investing activities	(729,861)	2,460
Cash flows from financing activities:
Net increase in deposits	258,872	558,410
Net increase (decrease) in securities sold under agreements to repurchase	838	(351)
Proceeds from borrowings	5,000	7,500
Repayment borrowings	(75,000)	(396)
Cash dividends paid	(3,542)	(2,719)
Issuance of common stock, net of restricted shares withheld for taxes	64	194
Repurchases of common stock	—	(1,208)
Net cash provided by financing activities	186,232	561,430
Net change in cash and cash equivalents	(502,048)	609,441
Cash and cash equivalents, beginning of period	1,045,077	481,719
Cash and cash equivalents, end of period	$543,029	$1,091,160
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,624	$8,745
Net cash paid/received during the period for income taxes	8,255	8,223
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	—	580
Transfer of securities from available-for-sale to held-to-maturity	162,378	—
Change in goodwill due to acquisitions and sale of a portfolio of loans	4,580	15,849

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

Recently Issued and Adopted Accounting Pronouncements:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”). It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. The Company implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. As of December 31, 2021, the Company ceased issuance of new LIBOR loans. Alternative reference rates at this time are predominantly Secured Overnight Funding Rate (“SOFR”) based.  Remaining LIBOR transition project activities include remediation of remaining LIBOR products by June of 2023. ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

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

In October 2019, the Financial Accounting Standards Board approved a delay for the implementation of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The Financial Accounting Standards Board decided that the Current

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Expected Credit Loss (“CECL”) model would be effective for larger Public Business Entities ("PBEs") that are SEC filers, excluding Smaller Reporting Companies ("SRCs") as then defined by the SEC, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For calendar-year-end companies that were not SRCs, this was January 1, 2020. The determination of whether an entity is an SRC was based on an entity’s most recent assessment as of November 2019, in accordance with SEC regulations and the Company met the regulations as an SRC at that time. For SRCs and other entities, the Board decided that CECL will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption was allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The Company does not plan to adopt this standard early and being that the Company was an SRC at the applicable time, adoption is required for fiscal years beginning after December 15, 2022.

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

During the third quarter of 2022, the Company analyzed the results of ongoing parallel runs and continue to monitor the impact of various model assumptions.  The model has been validated and our CECL Steering Committee remains focused on developing the CECL policy, procedures, and internal control structure in preparation for adoption.  SmartFinancial has concluded that an increase in the allowance for loan losses is likely upon adoption of CECL.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a borrower results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

disclosures. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-02 prospectively. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company will adopt ASU 2022-02 when adopting ASU 2016-13 in January 2023 and is assessing its impact on its accounting and disclosures

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities.  The guidance is effective for public companies for fiscal years beginning after December 15, 2023. All other entities have an extra year to adopt; early adoption is permitted.  The Company is assessing ASU 2022-03 and its impact on its accounting and disclosures.

Note 2. Business Combinations

Sunbelt Group, LLC

On September 1, 2022, Rains Agency Inc. (“Rains Agency”), an indirect wholly-owned subsidiary of SmartFinancial, Inc., completed the acquisition of substantially all the assets of Sunbelt Group, LLC (“Sunbelt”), a Tennessee limited liability company, pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), dated September 1, 2022, by and among Rains Agency, Sunbelt, and A. Mark Slater, the sole member of Sunbelt.

In connection with the acquisition, Rains Agency acquired $349 thousand of assets and assumed $364 thousand of liabilities from Sunbelt. Pursuant to the Purchase Agreement, Rains Agency paid an aggregate amount of consideration to Sunbelt of $6.5 million, of which $5.2 million was paid in cash at the closing and the remainder of which will be payable in equal cash installments on September 1, 2023, and September 1, 2024 (the “Deferred Payments”).  The Deferred Payments are subject to acceleration in certain circumstances involving a change in control of Rains Agency and are subject to set-off for any indemnification or other obligations of the Sunbelt and its sole member to Rains Agency under the terms of the Purchase Agreement.

The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $4.6 million, representing the intangible value of Sunbelt’s business and reputation within the markets it served. The goodwill recognized is expected to be deductible for income tax purposes. The Company established an intangible asset related to customer relationships of $1.9 million, amortizing sum-of-the-years digits over 168 months (14 years).

The purchased assets and assumed liabilities were recorded at their acquisition date fair values (1) and are summarized in the table below (in thousands).

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Initial
	As recorded	Fair value	Subsequent	As recorded
	by Sunbelt	adjustments	Adjustments	by the Company
Assets:
Cash & cash equivalents	$319	$—	$—	$319
Customer list intangible	—	1,948	—	1,948
Equipment, net	13	(13)	—	—
Other assets	17	—	—	17
Total assets acquired	$349	$1,935	$—	$2,284

Liabilities:
Payables and other liabilities	$364	$—	$—	$364
Total liabilities assumed	364	—	—	364
Excess of liabilities acquired over assets assumed	$(15)
Aggregate fair value adjustments		$1,935	$—
Total identifiable net assets				1,920
Consideration transferred:
Purchase price				6,500
Total fair value of consideration transferred				6,500

Goodwill				$4,580

(1) Fair values are preliminary and are subject to refinement for a period of one year after the closing date of an acquisition as information relative to the closing date fair value becomes available.

The following table discloses the impact of the purchase of Sunbelt since the acquisition date through the three and nine months ended September 30, 2022. The table also presents certain pro-forma information (net interest income plus total noninterest income (“Revenue”) and net income) as if the Sunbelt purchase had occurred on January 1, 2021. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

Merger-related costs for the three and nine months ended September 30, 2022, were $20 thousand, respectively, and have been excluded from the pro-forma information presented below.  The actual results and pro-forma information were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Revenue	Net Income	Revenue	Net Income
2022:
Actual Sunbelt results included in statement of income since acquisition date	$168	$1	$168	$1
Supplemental consolidation pro-forma as if Sunbelt had been acquired January 1, 2022	43,008	11,548	120,681	29,992

2021:
Supplemental consolidation pro-forma as if Sunbelt had been acquired January 1, 2021	$37,335	$9,750	$102,613	$28,612

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

presented below. There were no antidilutive shares for the three and nine months ended September 30, 2022, and September 30, 2021, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic earnings per share computation:
Net income available to common shareholders	$11,543	$9,600	$30,018	$28,134
Average common shares outstanding – basic	16,749,255	15,557,528	16,734,298	15,192,919
Basic earnings per share	$0.69	$0.62	$1.79	$1.85
Diluted earnings per share computation:
Net income available to common shareholders	$11,543	$9,600	$30,018	$28,134
Average common shares outstanding – basic	16,749,255	15,557,528	16,734,298	15,192,919
Incremental shares from assumed conversions:
Stock options and restricted stock	122,767	133,598	133,672	119,836
Average common shares outstanding - diluted	16,872,022	15,691,126	16,867,970	15,312,755
Diluted earnings per common share	$0.68	$0.61	$1.78	$1.84

Note 4. Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity are summarized as follows (in thousands):

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$242,018	$—	$(20,242)	$221,776
U.S. Government-sponsored enterprises (GSEs)	1,650	—	(17)	1,633
Municipal securities	55,422	3	(1,308)	54,117
Other debt securities	30,967	—	(2,126)	28,841
Mortgage-backed securities (GSEs)	241,531	1	(28,176)	213,356
Total	$571,588	$4	$(51,869)	$519,723

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,353	$—	$(6,095)	$144,258
U.S. Government-sponsored enterprises (GSEs)	50,838	—	(8,735)	42,103
Municipal securities	53,935	—	(10,330)	43,605
Mortgage-backed securities (GSEs)	31,978	—	(4,968)	27,010
Total	$287,104	$—	$(30,128)	$256,976

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$138,212	$64	$(518)	$137,758
U.S. Government-sponsored enterprises (GSEs)	21,898	76	(173)	21,801
Municipal securities	67,310	512	(2)	67,820
Other debt securities	26,989	313	(82)	27,220
Mortgage-backed securities (GSEs)	228,011	971	(1,128)	227,854
Total	$482,420	$1,936	$(1,903)	$482,453

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$31,023	$20	$(87)	$30,956
Municipal securities	45,946	63	(19)	45,990
Total	$76,969	$83	$(106)	$76,946

At September 30, 2022 and December 31, 2021, securities with a carrying value totaling approximately $299.3 million and $201.2 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost and estimated fair value of securities at September 30, 2022 by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$270	$270
Due from one year to five years	202,625	188,431
Due from five years to ten years	80,375	71,663
Due after ten years	46,787	46,003
	330,057	306,367
Mortgage-backed securities	241,531	213,356
Total	$571,588	$519,723

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	150,353	144,257
Due from five years to ten years	38,311	32,465
Due after ten years	66,462	53,244
	255,126	229,966
Mortgage-backed securities	31,978	27,010
Total	$287,104	$256,976

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale and held-to-maturity have been in a continuous unrealized loss position (in thousands):

	September 30, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$207,805	$(17,749)	18	$13,972	$(2,493)	2	$221,777	$(20,242)	20
U.S. Government-sponsored enterprises (GSEs)	1,267	(13)	1	366	(4)	2	1,633	(17)	3
Municipal securities	53,565	(1,308)	43	—	—	—	53,565	(1,308)	43
Other debt securities	25,975	(1,877)	22	2,865	(249)	3	28,840	(2,126)	25
Mortgage-backed securities (GSEs)	198,452	(26,983)	102	14,833	(1,193)	14	213,285	(28,176)	116
Total	$487,064	$(47,930)	186	$32,036	$(3,939)	21	$519,100	$(51,869)	207

	September 30, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$144,257	$(6,095)	4	$—	$—	—	$144,257	$(6,095)	4
U.S. Government-sponsored enterprises (GSEs)	19,613	(3,763)	5	22,491	(4,972)	8	42,104	(8,735)	13
Municipal securities	43,149	(10,233)	34	455	(97)	1	43,604	(10,330)	35
Mortgage-backed securities (GSEs)	27,010	(4,968)	5	—	—	—	27,010	(4,968)	5
Total	$234,029	$(25,059)	48	$22,946	$(5,069)	9	$256,975	$(30,128)	57

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$99,959	$(518)	11	$—	$—	—	$99,959	$(518)	11
U.S. Government-sponsored enterprises (GSEs)	14,156	(168)	2	579	(5)	2	14,735	(173)	4
Municipal securities	2,519	(2)	1	—	—	—	2,519	(2)	1
Other debt securities	5,983	(82)	6	—	—	—	5,983	(82)	6
Mortgage-backed securities (GSEs)	159,725	(1,002)	31	8,233	(126)	6	167,958	(1,128)	37
Total	$282,342	$(1,772)	51	$8,812	$(131)	8	$291,154	$(1,903)	59

	December 31, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$21,901	$(87)	8	$—	$—	—	$21,901	$(87)	8
Municipal securities	4,173	(19)	6	—	—	—	4,173	(19)	6
Total	$26,074	$(106)	14	$—	$—	—	$26,074	$(106)	14

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

Based on this evaluation, the Company concluded that any unrealized losses at September 30, 2022, represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of September 30, 2022, the Company does not intend, and will not be required, to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2022, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	September 30,	December 31,
	2022	2021
Federal Reserve Bank stock	$9,781	$9,693
Federal Home Loan Bank stock	5,397	6,451
First National Bankers Bank stock	350	350
Total	$15,528	$16,494

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Leases and Allowance for Loan and Lease Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	September 30, 2022			December 31, 2021
	PCI	All Other		PCI	All Other
	Loans and Leases[1]	Loans and Leases	Total	Loans and Leases[1]	Loans and Leases	Total
Commercial real estate	$16,148	$1,520,903	$1,537,051	$20,875	$1,363,281	$1,384,156
Consumer real estate	8,695	553,713	562,408	11,833	465,439	477,272
Construction and land development	1,557	403,450	405,007	2,882	275,504	278,386
Commercial and industrial	2,523	511,757	514,280	2,516	485,508	488,024
Leases	1,472	63,326	64,798	3,170	50,538	53,708
Consumer and other	6	15,566	15,572	71	11,780	11,851
Total loans and leases	30,401	3,068,715	3,099,116	41,347	2,652,050	2,693,397
Less: Allowance for loan and lease losses	(167)	(22,602)	(22,769)	(179)	(19,173)	(19,352)
Loans and leases, net	$30,234	$3,046,113	$3,076,347	$41,168	$2,632,877	$2,674,045

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

The qualitative factors considered by management include, among other factors, (1) changes in local and national economic conditions; (2) changes in asset quality; (3) changes in loan and lease portfolio volume; (4) the composition and concentrations of credit; (5) the impact of competition on loan and lease structuring and pricing; (6) the impact of the regulatory environment and changes in laws; (7) effectiveness of the Company’s loan and lease policies, procedures and internal controls.  The total allowance established for each homogeneous loan and lease pool represents the product of the historical loss ratio adjusted for qualitative factors and the total dollar amount of the loans and leases in the pool.

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

The composition of loans and leases by loan classification for performing, impaired and PCI loan and leases status is summarized in the tables below (in thousands):

			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
September 30, 2022:
Performing loans and leases	$1,520,598	$552,076	$402,592	$511,757	$63,326	$15,566	$3,065,915
Impaired loans and leases	305	1,637	858	—	—	—	2,800
	1,520,903	553,713	403,450	511,757	63,326	15,566	3,068,715
PCI loans and leases	16,148	8,695	1,557	2,523	1,472	6	30,401
Total loans and leases	$1,537,051	$562,408	$405,007	$514,280	$64,798	$15,572	$3,099,116

December 31, 2021:
Performing loans and leases	$1,362,423	$463,374	$275,504	$485,411	$50,538	$11,780	$2,649,030
Impaired loans and leases	858	2,065	—	97	—	—	3,020
	1,363,281	465,439	275,504	485,508	50,538	11,780	2,652,050
PCI loans and leases	20,875	11,833	2,882	2,516	3,170	71	41,347
Total loans and leases	$1,384,156	$477,272	$278,386	$488,024	$53,708	$11,851	$2,693,397

The following tables show the allowance for loan and lease losses allocation by loan and lease classification for impaired, PCI, and performing (in thousands):

			Construction	Commercial		Consumer
	Commercial	Consumer	and Land	and		and
	Real Estate	Real Estate	Development	Industrial	Leases	Other	Total
September 30, 2022:
Performing loans and leases	$10,552	$3,868	$2,781	$3,835	$1,034	$137	$22,207
Impaired loans and leases	—	—	395	—	—	—	395
	10,552	3,868	3,176	3,835	1,034	137	22,602
PCI loans and leases	27	140	—	—	—	—	167
Total loans and leases	$10,579	$4,008	$3,176	$3,835	$1,034	$137	$22,769

December 31, 2021:
Performing loans and leases	$9,355	$3,237	$1,882	$3,685	$330	$123	$18,612
Impaired loans and leases	396	69	—	96	—	—	561
	9,751	3,306	1,882	3,781	330	123	19,173
PCI loans and leases	30	148	—	—	—	1	179
Total loans and leases	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables detail the changes in the allowance for loan and lease losses by loan and lease classification (in thousands):

	Three Months Ended September 30, 2022
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$10,600	$3,835	$2,904	$3,659	$807	$133	$21,938
Charged-off loans and leases	—	—	—	(51)	—	(180)	(231)
Recoveries of charge-offs	—	7	—	19	29	33	88
Provision charged to expense	(21)	166	272	208	198	151	974
Ending balance	$10,579	$4,008	$3,176	$3,835	$1,034	$137	$22,769

	Three Months Ended September 30, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$8,382	$3,323	$2,061	$4,442	$—	$102	$18,310
Charged-off loans and leases	—	—	—	(41)	(68)	(132)	(241)
Recoveries of charge-offs	23	13	—	3	5	33	77
Provision charged to expense	1,000	205	157	(603)	288	102	1,149
Ending balance	$9,405	$3,541	$2,218	$3,801	$225	$105	$19,295

	Nine Months Ended September 30, 2022
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352
Charged-off loans and leases	—	(33)	—	(240)	(108)	(482)	(863)
Recoveries of charge-offs	4	561	—	162	192	131	1,050
Provision charged to expense	794	26	1,294	132	620	364	3,230
Ending balance	$10,579	$4,008	$3,176	$3,835	$1,034	$137	$22,769

	Nine Months Ended September 30, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346
Charged-off loans and leases	—	(60)	—	(45)	(68)	(341)	(514)
Recoveries of charge-offs	29	34	—	13	5	171	252
Provision charged to expense	1,797	96	142	(1,274)	288	162	1,211
Ending balance	$9,405	$3,541	$2,218	$3,801	$225	$105	$19,295

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. Our provision for loan and lease losses for the three and nine months ended September 30, 2022, is $974 thousand million and $3.2 million, respectively and $1.1 million and $1.2 million, during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, and December 31, 2021, our allowance for loan and lease losses was $22.8 million and $19.4 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for loan and lease losses as a percentage of total loans and leases was 0.73% at September 30, 2022 and 0.72% at December 31, 2021.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating (in thousands):

	September 30, 2022
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$1,490,337	$550,409	$402,317	$506,920	$63,326	$15,535	$3,028,844
Watch	23,663	1,207	227	4,647	—	21	29,765
Special mention	6,519	36	—	73	—	—	6,628
Substandard	384	2,061	906	117	—	10	3,478
Doubtful	—	—	—	—	—	—	—
Total	1,520,903	553,713	403,450	511,757	63,326	15,566	3,068,715

PCI Loans and Leases:
Pass	12,901	7,299	1,075	2,523	1,472	6	25,276
Watch	1,437	194	47	—	—	—	1,678
Special mention	12	55	—	—	—	—	67
Substandard	1,798	1,147	435	—	—	—	3,380
Doubtful	—	—	—	—	—	—	—
Total	16,148	8,695	1,557	2,523	1,472	6	30,401
Total loans and leases	$1,537,051	$562,408	$405,007	$514,280	$64,798	$15,572	$3,099,116

	December 31, 2021
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$1,330,888	$460,190	$275,124	$480,677	$50,538	$11,724	$2,609,141
Watch	27,246	1,334	237	4,345	—	42	33,204
Special mention	4,120	1,525	70	228	—	—	5,943
Substandard	1,027	2,390	73	213	—	14	3,717
Doubtful	—	—	—	45	—	—	45
Total	1,363,281	465,439	275,504	485,508	50,538	11,780	2,652,050

PCI Loans and Leases:
Pass	16,019	9,714	2,335	2,516	3,170	71	33,825
Watch	1,271	539	91	—	—	—	1,901
Special mention	15	68	—	—	—	—	83
Substandard	3,570	1,512	456	—	—	—	5,538
Doubtful	—	—	—	—	—	—	—
Total	20,875	11,833	2,882	2,516	3,170	71	41,347
Total loans and leases	$1,384,156	$477,272	$278,386	$488,024	$53,708	$11,851	$2,693,397

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	September 30, 2022
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$103	$—	$—	$305	$408	$16,148	$1,520,495	$1,537,051
Consumer real estate	271	132	—	2,061	2,464	8,695	551,249	562,408
Construction and land development	—	—	—	858	858	1,557	402,592	405,007
Commercial and industrial	96	58	—	117	271	2,523	511,486	514,280
Leases	143	—	20	29	192	1,472	63,134	64,798
Consumer and other	175	27	—	9	211	6	15,355	15,572
Total	$788	$217	$20	$3,379	$4,404	$30,401	$3,064,311	$3,099,116

	December 31, 2021
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$172	$—	$—	$858	$1,030	$20,875	$1,362,251	$1,384,156
Consumer real estate	884	10	—	2,139	3,033	11,833	462,406	477,272
Construction and land development	91	—	—	—	91	2,882	275,413	278,386
Commercial and industrial	1,191	119	45	116	1,471	2,516	484,037	488,024
Leases	361	—	—	—	361	3,170	50,177	53,708
Consumer and other	99	4	19	11	133	71	11,647	11,851
Total	$2,798	$133	$64	$3,124	$6,119	$41,347	$2,645,931	$2,693,397

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is an analysis of the impaired loan and lease portfolio, including PCI loans and leases, detailing the related allowance recorded (in thousands):

	September 30, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans and leases without a valuation allowance:
Commercial real estate	$305	$305	$—	$—	$—	$—
Consumer real estate	1,637	1,638	—	1,805	1,806	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,942	1,943	—	1,805	1,806	—
Impaired loans and leases with a valuation allowance:
Commercial real estate	—	—	—	858	859	396
Consumer real estate	—	—	—	260	262	69
Construction and land development	858	858	395	—	—	—
Commercial and industrial	—	—	—	97	96	96
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	858	858	395	1,215	1,217	561
PCI loans and leases:
Commercial real estate	522	597	27	707	926	30
Consumer real estate	873	835	140	1,129	1,251	148
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	5	3	1
	1,395	1,432	167	1,841	2,180	179
Total impaired loans and leases	$4,195	$4,233	$562	$4,861	$5,203	$740

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$304	$—	$—	$—
Consumer real estate	1,742	72	2,171	19
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
	2,046	72	2,171	19
Impaired loans and leases with a valuation allowance:
Commercial real estate	—	—	858	—
Consumer real estate	—	—	261	3
Construction and land development	858	—	—	—
Commercial and industrial	—	—	154	2
Leases	—	—	—	—
Consumer and other	—	—	—	—
	858	—	1,273	5
PCI loans and leases:
Commercial real estate	525	11	1,230	27
Consumer real estate	880	12	1,176	21
Construction and land development	—	—	—	—
Commercial and industrial	—	—	258	1
Leases	—	—	—	—
Consumer and other	—	—	10	—
	1,405	23	2,674	49
Total impaired loans and leases	$4,309	$95	$6,118	$73

	Nine Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$152	$—	$1,000	$1
Consumer real estate	1,839	92	1,778	39
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
	1,991	92	2,778	40
Impaired loans and leases with a valuation allowance:
Commercial real estate	429	—	1,218	104
Consumer real estate	87	—	352	11
Construction and land development	429	—	—	—
Commercial and industrial	32	—	141	7
Leases	—	—	—	—
Consumer and other	—	—	—	—
	977	—	1,711	122
PCI loans and leases:
Commercial real estate	765	46	410	27
Consumer real estate	879	40	1,169	64
Construction and land development	—	—	—	—
Commercial and industrial	—	—	263	3
Leases	—	—	—	—
Consumer and other	2	—	15	—
	1,646	86	1,857	94
Total impaired loans and leases	$4,614	$178	$6,346	$256

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

As of September 30, 2022, and December 31, 2021, management had approximately $108 thousand and $206 thousand, respectively, in loans that met the criteria for TDR, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current, and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There are no loans that were modified as a TDR during the nine months ended September 30, 2022 and 2021, respectively. There were no loans that were modified as TDRs during the past nine months and for which there was a subsequent payment default.

Foreclosure Proceedings and Balances:

As of September 30, 2022, there were no residential properties secured by real estate included in other real estate owned and there were three residential real estate loan in the process of foreclosure.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchased Credit Impaired Loans and Leases:

The Company has acquired loans and leases where there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans and leases are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Commercial real estate	$26,622	$31,600
Consumer real estate	10,599	14,215
Construction and land development	3,052	3,699
Commercial and industrial	2,470	3,424
Leases	1,754	3,557
Consumer and other	34	125
Total loans and leases	44,531	56,620
Less: Remaining purchase discount	(14,130)	(15,273)
Total loans and leases, net of purchase discount	30,401	41,347
Less: Allowance for loan and leases losses	(167)	(179)
Carrying amount, net of allowance	$30,234	$41,168

Activity related to the accretable yield on loans and leases acquired with deteriorated credit quality is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Accretable yield, beginning of period	$15,736	$14,522	$14,618	$16,889
Additions	—	4,072	—	4,721
Accretion income	(839)	(2,151)	(2,780)	(5,180)
Reclassification	1,729	254	2,127	1,931
Other changes, net	(415)	(1,034)	2,246	(2,698)
Accretable yield, end of period	$16,211	$15,663	$16,211	$15,663

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

The Company’s other intangible assets consist of core deposit, customer relationships and tradename.  They are initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, the customer relationships are amortized over a weighted average of 10.4 years and the tradename is amortized over five years.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	September 30,	December 31,
	2022	2021
Goodwill:
Balance, beginning of period	$91,565	$74,135
Acquisition of PFG	—	323
Acquisition of Fountain	—	2,400
Acquisition of SCB	—	17,171
Acquisition of Sunbelt	4,580	—
Adjustment, due to sale	—	(2,464)
Balance, end of the period	$96,145	$91,565

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
September 30, 2022:
Beginning balance January 1, 2022, gross	$17,470	$3,722	$63	$21,255
Acquisition of Sunbelt	-	1,948	-	1,948
Balance, September 30, 2022, other intangible assets, gross	17,470	5,670	63	23,203
Less: accumulated amortization	(7,575)	(1,280)	(33)	(8,888)
Balance, September 30, 2022, other intangible assets, net	$9,895	$4,390	$30	$14,315

December 31, 2021:
Beginning balance January 1, 2021, gross	$15,920	$1,064	$63	$17,047
Acquisition of Fountain	-	2,658	-	2,658
Acquisition of SCB	1,550	-	-	1,550
Balance, December 31, 2021, other intangible assets, gross	17,470	3,722	63	21,255
Less: accumulated amortization	(6,212)	(733)	(23)	(6,968)
Balance, December 31, 2021, other intangible assets, net	$11,258	$2,989	$40	$14,287

The aggregate amortization expense for other intangible assets for the three and nine months ended September 30, 2022, was $650 thousand and $1.9 million, respectively, and for the three and nine months ended September 30, 2021, was $711 thousand and $1.6 million, respectively,

The estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2022	$688
2023	2,609
2024	2,438
2025	2,258
2026	2,086
Thereafter	4,236
Total	$14,315

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At September 30, 2022, total borrowings were $18.4 million compared to $87.6 million at December 31, 2021.  During the nine month period ending September 30, 2022, the FHLB called two advances totaling $75 million.  Borrowings consist of the following (dollars in thousands):

	September 30,	December 31,
	2022	2021
Securities sold under customer repurchase agreements	$5,923	$5,085
FHLB borrowings	—	75,000
Other borrowings	12,500	7,500
Total	$18,423	$87,585

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $9.3 million and $10.1 million at September 30, 2022 and December 31, 2021, respectively. The average balance during the nine month period September 30, 2022, and 2021 was $5.2 million and $5.4 million, respectively.  The maximum month-end outstanding balance for the nine month period ended September 30, 2022, and 2021 was $5.9 million and $7.2 million, respectively.

Other Borrowings:

The Company has a Loan and Security Agreement and revolving line of credit for an aggregate amount of $25 million.  The maturity of the line of credit is March 24, 2023. At September 30, 2022, $12.5 million was outstanding under the line of credit, and $12.5 million of the line of credit remained available to the Company.

Subordinated Debt:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of September 30, 2022 and December 31, 2021. Unamortized debt issuance cost was $506 thousand and $570 thousand at September 30, 2022 and December 31, 2021, respectively.

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

The Notes unamortized debt issuance costs totaled $506 thousand at September 30, 2022, and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand and $63 thousand for the three and nine months ended September 30, 2022, and 2021, respectively.

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

Note 8. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and nine month periods ending September 30, 2022, was $419 thousand and $1,266 thousand, respectively.  The Company’s contribution to the Plan for the three and nine months ended September 30, 2021, was $287 thousand and $925 thousand, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At September 30, 2022, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,766,245 Rights available for future grants or awards.

In addition, the Company has 30,790 Rights issued from the Cornerstone Non-Qualified Plan Options.  This plan does not have any Rights available for future grants or awards.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2021	79,667	$10.17
Granted	—	—
Exercised	(32,003)	8.43
Forfeited	(2,369)	11.90
Outstanding at September 30, 2022	45,295	$11.31

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information pertaining to stock options outstanding at September 30, 2022, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$9.48	14,290	0.45 years	$9.48	14,290	$9.48
9.60	16,500	1.19 years	9.60	16,500	9.60
15.05	14,505	2.67 years	15.05	14,505	15.05
Outstanding, end of period	45,295	1.43 years	$11.31	45,295	$11.31

The Company did not recognize any stock option-based compensation expense during the three and nine months ended September 30, 2022 and 2021, respectively, as all stock options issued are fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

The intrinsic value of options exercised during the three and nine months ended September 30, 2022, was $9 thousand and $565 thousand.  No stock options were exercised during the three months ended September 30, 2021.  The intrinsic value of options exercised during the nine months ended September 30, 2021, was $220 thousand. The aggregate intrinsic value of total options outstanding and exercisable options at September 30, 2022, was $607 thousand. Cash received from options exercised under all share-based payment arrangements for the nine months ended September 30, 2022, was $270 thousand.

Stock options of 603 and 32,003 shares were exercised during the three and nine month periods ended September 30, 2022, respectively.  No stock options were exercised during the three months ended September 30, 2021.  Stock options of 19,040 shares were exercised during the nine month period ended September 30, 2021. The income tax benefit recognized for the exercise of options during the three and nine months ended September 30, 2022, was a benefit of $64 thousand and $147 thousand, respectively, and for the nine months ended September 30, 2021, was a benefit of $9 thousand.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended September 30, 2022, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2021	144,367	$19.49
Granted	23,115	26.57
Vested	(34,146)	24.13
Forfeited/expired	(3,500)	16.44
Balance at September 30, 2022	129,836	$19.61

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three and nine months ended September 30, 2022, was $281 thousand and $991 thousand, respectively, and was $163 thousand and $525 thousand, during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $1.2 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.08 years. The grant-date fair value of restricted stock awards vested was $824 thousand for the nine months ended September 30, 2022.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Appreciation Rights ("SARs"):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2021	55,000	$18.21
Granted	—	—
Exercised	(12,500)	18.12
Forfeited	—	—
Outstanding at September 30, 2022	42,500	$18.23

Information pertaining to SARs outstanding at September 30, 2022, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	16,000	1.25 years	$15.19	—	$—
18.12	6,500	0.25 years	18.12	6,500	18.12
20.70	20,000	2.25 years	20.70	—	—
Outstanding, end of period	42,500	1.57 years	$18.23	6,500	$18.12

SARs compensation expense of $31 thousand and ($12) thousand was recognized for the three and nine months ended September 30, 2022, respectively, and $49 thousand and $162 thousand for the three and nine months ended September 30, 2021.  The credit in expense for the nine month period ended September 30, 2022, was due to adjustments related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Commitments to extend credit	$885,945	$669,770
Standby letters of credit	16,111	17,868

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At September 30, 2022 and December 31, 2021, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

Derivative financial instruments and interest rate swap agreements - The fair value for derivative financial instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters. The derivative financial instruments are generally classified Level 2.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022:
Assets:
Securities available-for-sale:
U.S. Treasury	$221,776	$—	$221,776	$—
U.S. Government-sponsored enterprises (GSEs)	1,633	—	1,633	—
Municipal securities	54,117	—	54,117	—
Other debt securities	28,841	—	28,841	—
Mortgage-backed securities (GSEs)	213,356	—	213,356	—
Total securities available-for-sale	519,723	—	519,723	—

Derivative financial instruments and interest rate swap agreements	12,433	—	12,433	—
Total assets at fair value	$532,156	$—	$532,156	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$12,457	$—	$12,457	$—

December 31, 2021:
Assets:
Securities available-for-sale:
U.S. Treasury	$137,758		$137,758	$—
U.S. Government-sponsored enterprises (GSEs)	21,801	—	21,801	—
Municipal securities	67,820	—	67,820	—
Other debt securities	27,220	—	27,220	—
Mortgage-backed securities (GSEs)	227,854	—	227,854	—
Total securities available-for-sale	482,453	—	482,453	—

Interest rate swaps agreements for customer loans	1,326	—	1,326	—
Total assets at fair value	$483,779	$—	$483,779	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$4,893	$—	$4,893	$—

During the nine months ending September 30, 2022, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022:
Collateral dependent loans	$1,691	$—	$—	$1,691
Other real estate owned	27	—	—	27

December 31, 2021:
Collateral dependent loans	$2,280	$—	$—	$2,280
Other real estate owned	367	—	—	367

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
September 30, 2022:
Collateral dependent loans	$1,691	Appraisal	Appraisal discounts	25%
Other real estate owned	27	Appraisal	Appraisal discounts	10%

December 31, 2021:
Collateral dependent loans	$2,280	Appraisal	Appraisal discounts	25%
Other real estate owned	367	Appraisal	Appraisal discounts	13%

Collateral dependent loans: A collateral dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
September 30, 2022:
Assets:
Cash and cash equivalents	$543,029	$543,029	$—	$—	$543,029
Securities available-for-sale	519,723	—	519,723	—	519,723
Securities held-to-maturity	287,104	—	256,976	—	256,976
Other investments	15,528	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,079,089	—	—	2,992,294	2,992,294
Derivative financial instruments and interest rate swap agreements	12,433	—	12,433	—	12,433

Liabilities:
Noninterest-bearing demand deposits	1,186,209	—	1,186,209	—	1,186,209
Interest-bearing demand deposits	962,901	—	962,901	—	962,901
Money market and savings deposits	1,663,355	—	1,663,355	—	1,663,355
Time deposits	467,944	—	466,371	—	466,371
Borrowings	18,423	—	18,423	—	18,423
Subordinated debt	41,994	—	—	40,202	40,202
Derivative financial instruments and interest rate swap agreements	12,457	—	12,457	—	12,457

December 31, 2021:
Assets:
Cash and cash equivalents	$1,045,077	$1,045,077	$—	$—	$1,045,077
Securities available-for-sale	482,453	—	482,453	—	482,453
Securities held-to-maturity	76,969	—	76,946		76,946
Other investments	16,494	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	2,679,148	—	—	2,676,181	2,676,181
Interest rate swaps agreements for customer loans	1,326	—	1,326	—	1,326

Liabilities:
Noninterest-bearing demand deposits	1,055,125	—	1,055,125	—	1,055,125
Interest-bearing demand deposits	899,158	—	899,158	—	899,158
Money market and savings deposits	1,493,007	—	1,493,007	—	1,493,007
Time deposits	574,648	—	576,598	—	576,598
Borrowings	87,585	—	88,082	—	88,082
Subordinated debt	41,930	—	—	43,374	43,374
Derivative financial instruments and interest rate swap agreements	4,893	—	4,893	—	4,893

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
September 30, 2022:
Interest rate swap agreements - securities	Other assets	5.45	3.09%	3 month LIBOR	$36,000	$1,752

December 31, 2021:
Interest rate swap agreements - securities	Other liabilities	6.20	3.09%	3 month LIBOR	$36,000	$(3,567)

The effects of the Company’s fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income on tax-exempt securities	$403	$549	$1,183	$1,675
Effects of fair value hedge relationships	(83)	(218)	(527)	(781)
Reported interest income on tax-exempt securities	$320	$331	$656	$894

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gain (loss) on fair value hedging relationship	2022	2021	2022	2021
Interest rate swap agreements - securities:
Hedged items	$1,808	$288	$5,319	$1,994
Derivative designated as hedging instruments	$(1,808)	$(288)	$(5,319)	$(1,994)
Carry amount of hedged assets - securities available-for-sale	$36,165	$43,258	$36,165	$43,258

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivatives Designated as Cash Flow Hedges:

During the third quarter of 2022, the Company entered into interest rate derivatives contracts that were designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. Specifically, the Company executed $100 million, notional amount, in interest rate collars to hedge the variable rate index on a portion of the Company’s commercial loan portfolio.  To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge if a cash flow hedge. At inception, a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective then hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see - Consolidated Statements of Comprehensive Income (Loss). Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset, as future interest payments are made on the underlying assets.  At September 30, 2022, no interest expense or interest income is expected to be reclassified from AOCI over the next 12 months.

At September 30, 2022, cash flow hedges are as follows (in thousands):

		September 30, 2022		December 31, 2021
	Balance Sheet	Notional	Estimated	Notional	Estimated
	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedges:
Assets	Other assets	$-	$-	$-	$-
Liabilities	Other liabilities	100,000	(1,775)	-	-

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

At September 30, 2022 and December 31, 2021, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	September 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$150,997	$10,682	$48,125	$1,326
Liabilities	150,997	(10,682)	48,125	(1,326)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest rate swap agreements	$53	$479	$1,449	$489

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At September 30, 2022 and December 31, 2021, collateral totaling $6.7 million and $2.4 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements.

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		September 30,	December 31,
	Classification	2022	2021
Assets:
Operating lease right-of-use assets	Other assets	$8,889	$9,812
Liabilities:
Operating lease liabilities	Other liabilities	$9,015	$9,881

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

As of September 30, 2022, the weighted average remaining lease term was 9.48 years and the weighted average discount rate was 2.16%.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease costs:
Operating lease costs	$403	$270	$1,220	$764
Variable lease costs	26	18	76	66
Total	$429	$288	$1,296	$830
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$385	$257	$1,163	$740

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2022, were as follows (in thousands):

Amounts
Remainder of 2022	$391
2023	1,340
2024	1,116
2025	1,047
2026	946
Thereafter	5,250
Total future minimum lease payments	10,090
Amounts representing interest	(1,075)
Present value of net future minimum lease payments	$9,015

Note 13. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At September 30, 2022, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer.

During the three and nine months ended September 30, 2022, the Bank did not pay a dividend to the Company and since the first quarter of 2022, the Company has paid a quarterly common stock dividend of $0.07 per share.  The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at September 30, 2022, and December 31, 2021 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$412,647	11.44%	$288,445	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	347,884	9.65%	216,334	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	347,884	9.65%	162,250	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	347,884	7.40%	188,070	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$411,529	11.41%	$288,523	8.00%	$360,653	10.00%
Tier 1 Capital (to Risk Weighted Assets)	388,760	10.78%	216,392	6.00%	288,523	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	388,760	10.78%	162,294	4.50%	234,425	6.50%
Tier 1 Capital (to Average Assets)[2]	388,760	8.27%	188,071	4.00%	235,089	5.00%

December 31, 2021
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$386,627	12.55%	$246,483	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	184,862	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	138,647	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	325,345	7.45%	174,578	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$378,055	12.29%	$246,053	8.00%	$307,566	10.00%
Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	184,539	6.00%	246,053	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	138,405	4.50%	199,918	6.50%
Tier 1 Capital (to Average Assets)	358,703	8.23%	174,384	4.00%	217,980	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended September 30, 2022
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, June 30, 2022	$(23,526)	$(804)	$(318)	$—	$(24,648)

Other comprehensive income (loss)	(14,942)	—	69	(1,317)	(16,190)
Reclassification of amounts included in net income	—	31	—	—	31
Net other comprehensive income (loss) during period	(14,942)	31	69	(1,317)	(16,159)

Ending balance, September 30, 2022	$(38,468)	$(773)	$(249)	$(1,317)	$(40,807)

	Three Months Ended September 30, 2021
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, June 30, 2021	$2,051	$—	$287	$—	$2,338

Other comprehensive income	210	—	44	—	254
Reclassification of amounts included in net income	(33)	—	—	—	(33)
Net other comprehensive income during period	177	—	44	—	221

Ending balance, September 30, 2021	$2,228	$—	$331	$—	$2,559

	Nine Months Ended September 30, 2022
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2021	$25	$665	$753	$—	$1,443

Other comprehensive income (loss)	(38,493)	(1,490)	(1,002)	(1,317)	(42,302)
Reclassification of amounts included in net income	—	52	—	—	52
Net other comprehensive income (loss) during period	(38,493)	(1,438)	(1,002)	(1,317)	(42,250)

Ending balance, September 30, 2022	$(38,468)	$(773)	$(249)	$(1,317)	$(40,807)

	Nine Months Ended September 30, 2021
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2020	$2,968	$—	$(785)	$—	$2,183

Other comprehensive income (loss)	(707)	—	1,116	—	409
Reclassification of amounts included in net income	(33)	—	—	—	(33)
Net other comprehensive income (loss) during period	(740)	—	1,116	—	376

Ending balance, September 30, 2021	$2,228	$—	$331	$—	$2,559

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

While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking (“NOW”), savings, money market accounts and time deposits. We actively pursue business relationships by utilizing the business contacts of our senior management, other bank officers and our directors, thereby capitalizing on our knowledge of our local market areas.

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, including statements regarding the effects of the COVID-19 (and the variants thereof) pandemic on the Company’s business and financial results and conditions, are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	weakness or a decline in the U.S. economy, including a recession, in particular in Tennessee, and other markets in which we operate, which could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of rising interest rates, supply chain challenges and inflation;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax and regulatory changes, including those that impact the money supply and inflation;
●	the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus responses, and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

●	developments in our mortgage banking business, including loan modifications, general demand, and the effects of judicial or regulatory requirements or guidance;
●	negative changes in the real estate markets in which we operate and have our primary lending activities, which may result in an unanticipated decline in real estate values in our market area;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks relating to the recently completed acquisitions including, without limitation: unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues being lower than expected;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;
●	risks related to our reliance on third parties to provide key components of our business infrastructure, including the risks related to disruptions in services or financial difficulties of third-party vendors;
●	results of examinations by our primary regulators, the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of the Company’s participation in and execution of government programs related to the COVID-19 pandemic;
●	the continued impact of the COVID-19 pandemic on the Company’s assets, business, cash flows, financial condition, liquidity, prospects and results of operations;
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us;
●	disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including Russia’s military action in Ukraine, terrorism or other geopolitical events; and
●	risks associated with widespread inflation or deflation.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the third quarter and first nine months of 2022:

●	Announced and completed the asset purchase of Sunbelt.
●	Net income totaled $11.5 million, or $0.68 per diluted common share, during the third quarter of 2022 compared to $9.6 million, or $0.61 per diluted common share, for the same period in 2021.
●	Net income totaled $30.0 million, or $1.78 per diluted common share, during the first nine months of 2022 compared to $28.1 million, or $1.84 per diluted common share, for the same period in 2021.
●	Annualized return on average assets for the three months ended September 30, 2022, and 2021 was 0.95% and 0.97%, respectively.
●	Annualized return on average assets for the nine months ended September 30, 2022, and 2021 was 0.85% and 1.04%, respectively.
●	Net organic loans and leases is strong year-to-date for 2022, with net loans and leases increasing $517.2 million from December 31, 2021.

Selected Financial Information

The following is a summary of certain financial information for the three and nine month periods ended September 30, 2022 and 2021 and as of September 30, 2022 and December 31, 2021 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Income Statement:
Interest income	$42,297	$33,311	$8,986	$111,521	$92,455	$19,066
Interest expense	5,589	2,929	2,660	11,632	8,916	2,716
Net interest income	36,708	30,382	6,326	99,889	83,539	16,350
Provision for loan and lease losses	974	1,149	(175)	3,230	1,211	2,019
Net interest income after provision for loan and lease losses	35,734	29,233	6,501	96,659	82,328	14,331
Noninterest income	6,250	6,309	(59)	20,590	17,143	3,447
Noninterest expense	27,230	23,309	3,921	78,874	63,570	15,304
Income before income taxes	14,754	12,233	2,521	38,375	35,901	2,474
Income tax expense	3,211	2,633	578	8,357	7,767	590
Net income	$11,543	$9,600	$1,943	$30,018	$28,134	$1,884

Per Share Data:
Basic income per common share	$0.69	$0.62	$0.07	$1.79	$1.85	$(0.06)
Diluted income per common share	$0.68	$0.61	$0.07	$1.78	$1.84	$(0.06)

Performance Ratios:
Return on average assets	0.95%	0.97%	(0.02)%	0.85%	1.04%	(0.18)%
Return on average shareholders' equity	10.77%	9.70%	1.07%	9.46%	10.05%	(0.59)%

	September 30,	December 31,
	2022	2021	Change
Balance Sheet:
Loans and leases, net	$3,076,347	$2,674,045	$402,302
Deposits	4,280,409	4,021,938	258,471

Analysis of Results of Operations

Third quarter of 2022 compared to 2021

Net income was $11.5 million, or $0.68 per diluted common share, for the third quarter of 2022, compared to $9.6 million, or $0.61 per diluted common share, for the third quarter of 2021.  For the three months ended September 30, 2022, when compared to the comparable period in 2021, the increase in net income of $1.9 million was due to an increase in net interest income after provision for loan and lease losses of $6.5 million, offset by increases in noninterest expense of $3.9 million and income tax expense of $578 thousand.  The tax equivalent net interest margin was 3.29% for the third quarter of 2022, compared to 3.35% for the third quarter of 2021. Noninterest income to average assets was 0.52% for the third quarter of 2022, decreasing from 0.64% for the third quarter of 2021. Noninterest expense to average assets decreased to 2.25% in the third quarter of 2022, from 2.35% in the third quarter of 2021.

First nine months of 2022 compared to 2021

Net income totaled $30.0 million, or $1.78 per diluted share, for the first nine months ended 2022, compared to $28.1 million, or $1.84 per diluted share, for the first nine months of 2021.  The increase in net income for this period was primarily from the increase of $14.3 million in net interest income after provision for loan and lease losses and $3.4 million in noninterest income, offset by increases of $15.3 million in noninterest expense. The tax equivalent net interest margin was 3.10% for the first nine months of 2022 compared to 3.37% for the first nine months of 2021. Noninterest income to average assets was 0.59% for the first nine months of 2022, decreasing from 0.63% for the first nine months of 2021.

Noninterest expense to average assets decreased to 2.24% in the first nine months of 2022, from 2.34% in the first nine months of 2021.

Net Interest Income and Yield Analysis

Third quarter of 2022 compared to 2021

Net interest income, taxable equivalent, increased to $36.9 million for the third quarter of 2022, up from $30.5 million for the third quarter of 2021. Net interest income was positively impacted by the increase in balances of loans and leases, securities, and the increase in yield/rate on federal funds sold and other earning assets.  Average interest-earning assets increased from $3.61 billion for the third quarter of 2021, to $4.45 billion for the third quarter of 2022, primarily from the Company’s continued organic loan and lease growth, the acquisition of SCB, which was completed September 1, 2021, and the increase in our securities, this was partially offset by a decrease in our overall liquidity position. Over this period, average loan and lease balances increased by $500.5 million, average securities increased $547.0 million, average interest-bearing deposits increased by $579.4 million and average noninterest-bearing deposits increased $315.0 million.  Average federal funds sold and other interest earning assets decreased by $215.0 million and average borrowings decreased $67.0 million. The tax equivalent net interest margin decreased to 3.29% for the third quarter of 2022, compared to 3.35% for the third quarter of 2021. The yield on earning assets increased from 3.67% for the third quarter of 2021, to 3.79% for the third quarter of 2022, primarily due the deployment of excess cash and cash equivalents into loans and leases and the increase in rates by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The cost of average interest-bearing deposits increased from 0.34% for the third quarter of 2021, to 0.62% for the third quarter of 2022, primarily due to the increase in rates by the Federal Reserve.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans and leases, including fees[1]	$3,037,092	$35,127	4.59%	$2,536,591	$31,674	4.95%
Taxable securities	720,114	3,135	1.73%	187,032	832	1.77%
Tax-exempt securities[2]	101,559	732	2.86%	87,621	477	2.16%
Federal funds sold and other earning assets	587,755	3,474	2.34%	802,712	474	0.23%
Total interest-earning assets	4,446,520	42,468	3.79%	3,613,956	33,457	3.67%
Noninterest-earning assets	362,869			323,067
Total assets	$4,809,389			$3,937,023

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$966,437	1,956	0.80%	$763,613	414	0.21%
Money market and savings deposits	1,632,510	2,298	0.56%	1,233,533	854	0.27%
Time deposits	501,919	612	0.48%	524,327	885	0.67%
Total interest-bearing deposits	3,100,866	4,866	0.62%	2,521,473	2,153	0.34%
Borrowings	13,141	97	2.93%	80,188	121	0.60%
Subordinated debt	41,980	626	5.91%	40,211	654	6.47%
Total interest-bearing liabilities	3,155,987	5,589	0.70%	2,641,872	2,928	0.44%
Noninterest-bearing deposits	1,192,813			877,831
Other liabilities	35,224			24,522
Total liabilities	4,384,024			3,544,225
Shareholders' equity	425,365			392,798
Total liabilities and shareholders’ equity	$4,809,389			$3,937,023
Net interest income, taxable equivalent		$36,879			$30,529
Interest rate spread			3.09%			3.23%
Tax equivalent net interest margin			3.29%			3.35%

Percentage of average interest-earning assets to average interest-bearing liabilities			140.89%			136.80%
Percentage of average equity to average assets			8.84%			9.98%

1Loans and leases include PPP loans with an average balance of $22.0 million and $128.4 million for the three months ended September 30, 2022, and 2021, respectively.  Loan and lease fees included in loan and lease income was $660 thousand million and $3.5 million for the three months ended September 30, 2022, and 2021, respectively. Loan and lease fee income for the three months ended September 30, 2022, and 2021, includes $166 thousand and $2.9 million accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $171 thousand for the three months ended September 30, 2022, and $146 thousand for the three months ended September 30, 2021.

First nine months of 2022 compared to 2021

Net interest income, taxable equivalent, increased to $100.4 million for the first nine months of 2022, up from $84.0 million for the first nine months of 2021. Net interest income was positively impacted, compared to the prior year, primarily by the increase in balances of loans and leases, securities and federal funds sold and other earning assets. Average interest-earning assets increased from $3.33 billion for the first nine months of 2021, to $4.33 billion for the first nine months of 2022, primarily because of the Company’s continued organic loan and lease growth, the acquisition of Fountain, which was completed on May 3, 2021, the acquisition of SCB, which was completed September 1, 2021, and the increase in our securities and overall liquidity position. Over this period, average loan and lease balances increased by $384.9 million, average securities increased $534.5 million, average federal funds sold and other interest earning assets increased by $78.4 million, average interest-bearing deposits increased by $728.2 million, average noninterest-bearing deposits increased $328.9 million and average borrowings decreased $43.2 million. The tax equivalent net interest margin decreased to 3.10% for the first nine months of 2022, compared to 3.37% for the first nine months of 2021. The yield on earning assets decreased from 3.73% for the first nine months of 2021, to 3.46% for the first nine months of 2022, primarily due to a reduction in PPP fees and loan discount accretion. The cost of average interest-bearing deposits increased from 0.39% for the first nine months of 2021 to 0.41% for the first nine months of 2022, primarily due to the increase in rates by the Federal Reserve.

	Nine Months Ended September 30,
	2022			2021

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$2,880,444	$96,300	4.47%	$2,495,567	$88,015	4.72%
Taxable Securities	683,926	8,463	1.65%	163,005	2,472	2.03%
Tax-exempt securities[2]	102,872	1,873	2.43%	89,244	1,339	2.01%
Federal funds and other earning assets	663,400	5,389	1.09%	584,970	1,074	0.25%
Total interest-earning assets	4,330,642	112,025	3.46%	3,332,786	92,900	3.73%
Noninterest-earning assets	373,081			295,074
Total assets	$4,703,723			$3,627,860

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$952,523	3,137	0.44%	$698,148	974	0.19%
Money market and savings deposits	1,572,287	4,282	0.36%	1,112,342	2,580	0.31%
Time deposits	531,419	1,965	0.49%	517,566	3,179	0.82%
Total interest-bearing deposits	3,056,229	9,384	0.41%	2,328,056	6,733	0.39%
Borrowings[3]	37,933	371	1.31%	81,177	360	0.59%
Subordinated debt	41,959	1,877	5.98%	39,650	1,823	6.15%
Total interest-bearing liabilities	3,136,121	11,632	0.50%	2,448,883	8,916	0.49%
Noninterest-bearing deposits	1,111,854			782,960
Other liabilities	31,412			21,553
Total liabilities	4,279,387			3,253,396
Shareholders' equity	424,336			374,464
Total liabilities and shareholders’ equity	$4,703,723			$3,627,860
Net interest income, taxable equivalent		$100,393			$83,984
Interest rate spread			2.96%			3.24%
Tax equivalent net interest margin			3.10%			3.37%

Percentage of average interest-earning assets to average interest-bearing liabilities			138.09%			136.09%
Percentage of average equity to average assets			9.02%			10.32%

1Loans and leases include PPP loans with an average balance of $36.6 million and $235.0 million for the nine months ended September  30, 2022 and 2021, respectively.  Loan and lease fees included in loan and lease income was $3.6 million and $9.0 million for the nine months ended September 30, 2022 and 2021, respectively. Loan lease fee income for the nine months ended September 30, 2022, and 2021, includes $1.9 million and $7.4 million accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $504 thousand for the nine months ended September 30, 2022, and $445 thousand for the nine months ended September 30, 2021.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Service charges on deposit accounts	$1,611	$1,220	$391	$4,376	$3,278	$1,098
Gain on sale of securities	—	45	(45)	—	45	(45)
Mortgage banking	170	994	(824)	1,475	3,238	(1,763)
Investment services	1,051	448	603	3,186	1,546	1,640
Insurance commissions	864	745	119	2,363	2,768	(405)
Interchange and debit card transaction fees, net	1,356	1,078	278	4,107	2,839	1,268
Other	1,198	1,779	(581)	5,083	3,429	1,654
Total noninterest income	$6,250	$6,309	$(59)	$20,590	$17,143	$3,447

Third quarter of 2022 compared to 2021

Noninterest income decreased by $59 thousand, or 0.9%, during the third quarter of 2022 compared to the same period in 2021. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to the SCB acquisition, deposit growth and transaction volume;
●	Decrease in mortgage banking, related to increased secondary market interest rates driving lower volume;
●	Increase in investment services, related to the addition of a new wealth management team hired during the fourth quarter of 2021;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the SCB acquisition: and
●	Decrease in other, primarily related to decreased fees from capital markets activity.

First nine months of 2022 compared to 2021

Noninterest income increased by $3.4 million, or 20.1%, during the first nine months of 2022 compared to the same period in 2021. This change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to the SCB acquisition, deposit growth and transaction volume;
●	Decrease in mortgage banking, related to increased secondary market interest rates driving lower volume;
●	Increase in investment services, related to the addition of a new wealth management team hired during the fourth quarter of 2021;
●	Decrease in insurance commissions, primarily from commissions on placement of life insurance policies during the first quarter of 2021;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the SCB acquisition: and
●	Increase in other, primarily from fee income from the newly created capital markets program in the second quarter of 2021 and new fee income from the acquisition of Fountain.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Salaries and employee benefits	$16,317	$13,594	$2,723	$47,036	$36,666	$10,370
Occupancy and equipment	3,167	2,536	631	9,020	7,170	1,850
FDIC insurance	705	525	180	2,022	1,266	756
Other real estate and loan related expense	565	407	158	1,930	1,514	416
Advertising and marketing	288	235	53	985	654	331
Data processing and technology	1,872	1,753	119	5,185	4,642	543
Professional services	822	810	12	2,809	2,300	509
Amortization of intangibles	650	711	(61)	1,919	1,597	322
Merger related and restructuring expenses	87	464	(377)	607	939	(332)
Other	2,757	2,274	483	7,361	6,822	539
Total noninterest expense	$27,230	$23,309	$3,921	$78,874	$63,570	$15,304

Third quarter of 2022 compared to 2021

Noninterest expense increased by $3.9 million, or 16.8%, in the third quarter of 2022 as compared to the same period in 2021. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to overall franchise growth from talent hired in Auburn, Dothan, Montgomery and Birmingham, Alabama and Tallahassee, Florida in 2021;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations; and
●	Increase in other, primarily related training and education initiatives and overall growth of franchise.

First nine months of 2022 compared to 2021

Noninterest expense increased by $15.3 million, or 24.1%, in the first nine months of 2022 as compared to the same period in 2021. The change in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to the Fountain acquisition completed May 3, 2021, and overall franchise growth from talent hired in Auburn, Dothan, Montgomery and Birmingham, Alabama and Tallahassee, Florida in 2021;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations;
●	Increase in FDIC insurance, related to asset growth stemming from our acquisition of SCB, deposit growth and production of originated loan and leases;
●	Increase in other real estate and loan related expenses, related to the production of originated loans and leases;
●	Increase in data processing and technology, primarily from continued infrastructure build;
●	Increase in professional services, due to increased volume of professional services; and
●	Increase in other, primarily related training and education initiatives and overall growth of franchise.

Taxes

Third quarter of 2022 compared to 2021

In the third quarter of 2022 income tax expense totaled $3.2 million compared to $2.6 million in the second quarter of 2021. The effective tax rate was approximately 21.8% in the second quarter of 2022 compared to 22.0% third quarter of 2021.

First nine months of 2022 compared to 2021

In the first nine months of 2022 income tax expense totaled $8.4 million compared to $7.8 million in the first nine months of 2021.  The effective tax rate was approximately 21.8% for first nine months of 2022 compared to 21.6% for the first nine months of 2021.

The Inflation Reduction Act (“IRA”) was signed into law in August 2022, with most provisions effective beginning in the 2023 tax year, including an alternative corporate minimum tax if certain thresholds are met, a non-deductible excise tax on share repurchase, and transferability of certain federal tax credits. We do not expect the provisions of the IRA to have a material impact on our consolidated financial statements in the near future.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding, including organic and acquired loans and leases, of approximately $3.08 billion at September 30, 2022, compared to $2.67 billion at December 31, 2021. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

Organic Loans and Leases

Our organic net loans and leases, which excludes loans and leases purchased through acquisitions, increased by $517.2 million, or 23.3%, from December 31, 2021, to $2.74 billion at September 30, 2022.

Acquired Loans and Leases

Net purchased non-credit impaired loans and leases of $304.6 million at September 30, 2022 decreased by $103.9 million from December 31, 2021.  Since December 31, 2021, our net purchased credit impaired (“PCI”) loans and leases, decreased by $10.9 million to $30.2 million at September 30, 2022. The decrease in purchased non-credit impaired loans and leases and PCI loans and leases is related to maturities, paydowns and payoffs.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

	September 30, 2022
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$1,356,822	$164,081	$16,148	$1,537,051	49.6%
Consumer real estate-mortgage	463,773	89,940	8,695	562,408	18.1%
Construction and land development	392,955	10,495	1,557	405,007	13.1%
Commercial and industrial	489,347	22,410	2,523	514,280	16.6%
Leases	44,069	19,257	1,472	64,798	2.1%
Consumer and other	15,092	474	6	15,572	0.5%
Total gross loans and leases receivable, net of deferred fees	2,762,058	306,657	30,401	3,099,116	100.0%
Allowance for loan and leases losses	(20,583)	$(2,019)	(167)	(22,769)
Total loans and leases, net	$2,741,475	$304,638	$30,234	$3,076,347

	December 31, 2021
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$1,157,702	$205,579	$20,875	$1,384,156	51.4%
Consumer real estate-mortgage	346,322	119,117	11,833	477,272	17.7%
Construction and land development	258,196	17,308	2,882	278,386	10.3%
Commercial and industrial	449,909	35,599	2,516	488,024	18.1%
Leases	18,067	32,471	3,170	53,708	2.0%
Consumer and other	10,536	1,244	71	11,851	0.4%
Total gross loans and leases receivable, net of deferred fees	2,240,732	411,318	41,347	2,693,397	100.0%
Allowance for loan and lease losses	(16,441)	(2,732)	(179)	(19,352)
Total loans and leases, net	$2,224,291	$408,586	$41,168	$2,674,045

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at September 30, 2022, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$92,689	$683,726	$744,300	$16,336	$1,537,051	$930,384	$513,978
Consumer real estate-mortgage	38,039	206,697	201,698	115,974	562,408	255,741	268,628
Construction and land development	126,582	178,407	75,525	24,493	405,007	165,462	112,963
Commercial and industrial	109,257	292,161	105,306	7,556	514,280	325,480	79,543
Leases	2,516	62,282	—	—	64,798	62,282	—
Consumer and other	7,985	7,081	453	53	15,572	6,890	697
Total loans and leases	$377,068	$1,430,354	$1,127,282	$164,412	$3,099,116	$1,746,239	$975,809

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases as a percentage of total gross loans and leases, net of deferred fees, was 0.11% as of September 30, 2022, and 0.12% December 31, 2021, respectively. Total nonperforming assets as a percentage of total assets was 0.10% as of September 30, 2022, and 0.11% as of December 31, 2021, respectively. Acquired PCI loans and leases that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days and 90 days or more past due for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
September 30, 2022
Commercial real estate	$1,537,051	$103	0.01%	$-	-%	$103	0.01%
Consumer real estate	562,408	403	0.07	-	-	403	0.07
Construction and land development	405,007	-	-	-	-	-	-
Commercial and industrial	514,280	154	0.03	-	-	154	0.03
Leases	64,798	143	0.22	20	0.03	163	0.25
Consumer and other	15,572	202	1.30	-	-	202	1.30
Total	$3,099,116	$1,005	0.03	$20	0.00	$1,025	0.03

December 31, 2021
Commercial real estate	$1,384,156	$172	0.01%	$-	-%	$172	0.01%
Consumer real estate	477,272	894	0.19	-	-	894	0.19
Construction and land development	278,386	91	0.03	-	-	91	0.03
Commercial and industrial	488,024	1,310	0.27	45	0.01	1,355	0.28
Leases	53,708	361	0.67	-	-	361	0.67
Consumer and other	11,851	103	0.87	19	0.16	122	1.03
Total	$2,693,397	$2,931	0.11	$64	-	$2,995	0.11

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	September 30, 2022			December 31, 2021
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate	$1,537,051	$305	0.02%	$1,384,156	$858	0.06%
Consumer real estate	562,408	2,061	0.37	477,272	2,139	0.45
Construction and land development	405,007	858	0.21	278,386	-	-
Commercial and industrial	514,280	117	0.02	488,024	116	0.02
Leases	64,798	29	0.04	53,708	-	-
Consumer and other	15,572	9	0.06	11,851	11	0.09
Total	$3,099,116	$3,379	0.11	$2,693,397	$3,124	0.12

Allowance for loans and leases to nonaccrual loans		673.84%			619.46%

Allocation of the Allowance for Loan and Lease Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. Our provision for loan and lease losses for the nine months ended September 30, 2022, is $3.2 million compared to $1.2 million in the same period of 2021, an increase of $2.0 million.  As of September 30, 2022, and December 31, 2021, our allowance for loan and lease losses was $22.8 million and $19.4 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for loan and lease loss as a percentage of total loans and leases was 0.73% at September 30, 2022 and 0.72% at December 31, 2021, respectively.

Our purchased loans and leases were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans and leases will be accreted into income over the life of the loans and leases. A provision for loan and lease losses is recorded for any deterioration in these loans and leases subsequent to the acquisition. As of September 30, 2022, the outstanding principal balance on PCI loan and leases was $44.5 million and the carrying value was $30.2 million, for a net difference of $14.1 million in discounts. At September 30, 2022, there was an allowance on PCI loans and leases of $167 thousand.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
September 30, 2022
Commercial real estate	$10,579	49.6%	$1,537,051	0.69%
Consumer real estate	4,008	18.1	562,408	0.71
Construction and land development	3,176	13.1	405,007	0.78
Commercial and industrial	3,835	16.6	514,280	0.75
Leases	1,034	2.1	64,798	1.60
Consumer and other	137	0.5	15,572	0.88
Total	$22,769	100.0%	$3,099,116	0.73

December 31, 2021
Commercial real estate	$9,781	51.4%	$1,384,156	0.71%
Consumer real estate	3,454	17.7	477,272	0.72
Construction and land development	1,882	10.3	278,386	0.68
Commercial and industrial	3,781	18.1	488,024	0.77
Leases	330	2.0	53,708	0.61
Consumer and other	124	0.4	11,851	1.05
Total	$19,352	100.0%	$2,693,397	0.72

The allocation by category is determined based on the loans and leases individually assigned risk rating, if applicable, and environmental factors applicable to each category of loan and lease. For impaired loans and leases, those loans and leases are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI loans and leases were approximately $395 thousand at September 30, 2022, compared to $561 thousand at December 31, 2021.

Analysis of the Allowance for Loan and Lease Losses

The following is a summary of changes in the allowance for loan and lease losses for the periods presented including the ratio of the allowance for loan and lease losses to total loans and leases as of the end of each period (dollars in thousands):

				Ratio of Net (charge-offs)
	Provision for	Net (charge-offs)	Average	Recoveries to
	Credit Losses	Recoveries	Loans	Average Loans
Three Months Ended September 30, 2022
Commercial real estate	$(21)	$-	$1,531,028	-%
Consumer real estate	166	7	546,286	-
Construction and land development	272	-	383,488	-
Commercial and industrial	208	(32)	497,378	(0.01)
Leases	198	29	63,831	0.05
Consumer and other	151	(147)	15,081	(0.97)
Total	$974	$(143)	$3,037,092	-

Three Months Ended September 30, 2021
Commercial real estate	$1,000	23	$1,143,094	-%
Consumer real estate	205	13	448,983	-
Construction and land development	157	-	300,308	-
Commercial and industrial	(603)	(38)	605,105	(0.01)
Leases	288	(63)	27,149	(0.23)
Consumer and other	102	(99)	11,952	(0.83)
Total	$1,149	$(164)	$2,536,591	(0.01)

Nine Months Ended September 30, 2022
Commercial real estate	$794	$4	$1,471,905	-%
Consumer real estate	26	528	504,007	0.10
Construction and land development	1,294	-	350,872	-
Commercial and industrial	132	(78)	479,392	(0.02)
Leases	620	84	60,836	0.14
Consumer and other	364	(351)	13,432	(2.61)
Total	$3,230	$187	$2,880,444	0.01

Nine Months Ended September 30, 2021
Commercial real estate	$1,797	29	$1,163,262	-%
Consumer real estate	96	(26)	444,553	(0.01)
Construction and land development	142	-	299,494	-
Commercial and industrial	(1,274)	(32)	541,834	(0.01)
Leases	288	(63)	34,912	-
Consumer and other	162	(170)	11,512	(1.48)
Total	$1,211	$(262)	$2,495,567	(0.01)

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

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio increased from $559.4 million at December 31, 2021, to $806.8 million at September 30, 2022, primarily as a result of strategically deploying a portion of the Bank’s cash position.  New purchases were focused on U.S. Treasuries to provide cash flow and liquidity. Our securities to asset ratio has increased from 12.1% at December 31, 2021, to 16.8% at September 30, 2022. Over the past nine months the bank has increased its securities portfolio to strategically invest its excess liquidity.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at September 30, 2022 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	1 or Less		1 to 5		5 to 10		Over 10		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$198,158	1.31%	$43,860	1.29%	$—	-%	$242,018	1.31%
U.S. Government agencies	—	-	1,650	3.42	—	-	—	-	1,650	3.42
State and political subdivisions	270	3.80	1,828	3.09	7,038	2.60	46,286	4.09	55,422	3.87
Other debt securities	—	-	990	2.95	29,477	4.59	500	4.50	30,967	4.54
Mortgage-backed securities	173	1.24	11,149	2.02	78,389	1.68	151,820	2.17	241,531	2.00
Total securities	$443	2.80	$213,775	1.39	$158,764	2.15	$198,606	2.62	$571,588	2.03

Held-to-maturity:
U.S. Treasury	$—	-%	$150,353	1.47%	$—	-%	$—	-%	$150,353	1.47%
U.S. Government agencies	—	-	—	-	34,013	1.83	16,825	1.92	50,838	1.86
State and political subdivisions	—	-	—	-	4,298	2.20	49,637	2.13	53,935	2.14
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,893	2.14	27,085	2.12	31,978	2.12
Total securities	$—	-	$150,353	1.47	$43,204	1.90	$93,547	2.09	$287,104	1.74

(1)Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2022, brokered deposits represented approximately 0.98% of total deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and nine month periods ending September 30, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$1,192,813	27.8%	—%	$877,831	25.8%	—%
Interest-bearing demand	966,437	22.5%	0.80%	763,613	22.5%	0.21%
Money market and savings	1,632,510	38.0%	0.56%	1,233,533	36.3%	0.27%
Time deposits	501,919	11.7%	0.48%	524,327	15.4%	0.67%
Total average deposits	$4,293,679	100.0%	0.45%	$3,399,304	100.0%	0.25%

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$1,111,854	26.7%	—%	$782,960	25.2%	—%
Interest-bearing demand	952,523	22.9%	0.44%	698,148	22.4%	0.19%
Money market and savings	1,572,287	37.7%	0.36%	1,112,342	35.8%	0.31%
Time deposits	531,419	12.7%	0.49%	517,566	16.6%	0.82%
Total average deposits	$4,168,083	100.0%	0.30%	$3,111,016	100.0%	0.29%

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended September 30, 2022, and 2021, was 0.62% and 0.34%, respectively. The increase cost was primarily attributable to the increases in rates by the Federal Reserve.  The average cost of interest-bearing deposits for the nine months ended September 30, 2022, and 2021, was 0.41% and 0.39%, respectively. The increase cost was primarily attributable to the increases in rates by the Federal Reserve.

Total deposits as of September 30, 2022, were $4.28 billion, which was an increase of $258.5 million from December 31, 2021. This increase was primarily from organic deposit growth. As of September 30, 2022, the Company had outstanding time deposits under $250,000 with balances of $329.8 million and time deposits over $250,000 with balances of $138.2 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

September 30,
2022
Three months or less	$41,538
Three to six months	32,254
Six to twelve months	44,249
More than twelve months	20,120
Total	$138,161

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $18.4 million at September 30, 2022, and consisted of short-term borrowings of $12.5 million, and $5.9 million of securities sold under repurchase agreements. Long-term debt totaled $42.0 million at September 30, 2022, and $41.9 million at December 31, 2021, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements - Note 7 – Borrowings, Line of Credit and Subordinated Debt."

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At September 30, 2022 and December 31, 2021, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 13 - Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At September 30, 2022, we had $885.9 million of pre-approved but unused lines of credit and $16.1 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements - Note 9 – Commitments and Contingent Liabilities.”

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

Estimated % Change in Net Interest Income Over 12 Months
September 30, 2022:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	1.10%
200 basis points increase	2.15%
100 basis points decrease	(1.61)%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
September 30, 2022:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	0.90%
200 basis points increase	0.71%
100 basis points decrease	(2.49)%

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

Scheduled loan and lease payments are a relatively stable source of funds, but loan and lease payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions and competition. Additionally, debt securities are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions. Our ALCO is responsible for monitoring our ongoing liquidity needs. Our regulators also monitor our liquidity and capital resources on a periodic basis.

The Company has $443 thousand in securities that mature throughout the next 12 months. The Company also anticipates $31.2 million of principal payments from mortgage-backed securities over the same period. The Company also has unused borrowing capacity in the amount of $548.5 million available with the Federal Reserve, FHLB, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

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

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of September 30, 2022, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended September 30, 2022.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
July 1, 2022 to July 31, 2022	—	$—	—	$4,484
August 1, 2022 to August 31, 2022	—	—	—	4,484
September 1, 2022 to September 30, 2022	—	—	—	4,484
Total	—	$—	—	$4,484

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated as of September 1, 2022, by Sunbelt Group, LLC, A. Mark Slater., and Rains Agency Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed September 6, 2022
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

SmartFinancial, Inc.

Date:	November 9, 2022	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	November 9, 2022	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)