Form 10-K
period 2022-12-31
SMARTFINANCIAL INC.
filed 2023-03-16
CIK 1038773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging Growth Company ☐

If emerging growth company, indicate by check market if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $400.7 million. As of March 08, 2023, there were 16,996,288 shares outstanding of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2023, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial” or the “Company”) may, from time to time, make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Tennessee), including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	the possibility that our asset quality would decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market, including as a result of increased remote working;
●	results of examinations by our primary regulators, the Tennessee Department of Financial Institutions (the “TDFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve as well as legislative, tax and regulatory changes that impact the money supply and inflation and the possibility that the U.S. could default on its debt obligations;

●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;
●	our ability to maintain expenses in line with current projections;
●	unanticipated credit deterioration in our loan portfolio or higher than expected loan losses within one or more segments of our loan portfolio;
●	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	the ongoing impact of the COVID-19 pandemic;
●	potential increases in the provision for loan losses resulting from the implementation of ASU 2016-13 Current Expected Credit Loss (“CECL”);
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” below. We do not intend to update any factors, except as required by Securities and Exchange Commission (“SEC’) rules, or to publicly announce revisions to any of our forward-looking statements. Any forward-looking statement speaks only as of the date that such statement was made. You should consider any forward looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

PART I

ITEM 1. BUSINESS

OVERVIEW

SmartFinancial, Inc. (“SmartFinancial” or the “Company”) was incorporated on September 19, 1983, under the laws of the State of Tennessee. SmartFinancial is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

The Company makes our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website at www.smartbank.com as soon as reasonably practicable after we electronically file such material with the SEC. These reports are also available without charge on the SEC’s website at www.sec.gov.

The primary activity of SmartFinancial is the ownership and operation of SmartBank (the “Bank”). As a bank holding company, SmartFinancial intends to facilitate SmartBank’s ability to provide financial services to its customers. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws.

SmartBank

SmartBank is a Tennessee-chartered commercial bank established in 2007 with its principal office in Pigeon Forge, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, leases, consumer loans and residential and commercial construction loans. Funds not invested in the loan and lease portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the Bank’s loans and leases and other investments include amortization and prepayment of loans and leases, sales of loans and leases or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans and leases, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses. As of March 1, 2023, SmartBank has 41 full-service bank branches and one loan production office in select markets in East and Middle Tennessee, Alabama and the Florida Panhandle.

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

Sunbelt

On September 1, 2022, Rains Agency Inc. (“Rains Agency”), an indirect wholly-owned subsidiary of SmartFinancial, Inc., entered into a Purchase Agreement with the sole member of Sunbelt Group, LLC (“Sunbelt”), a Tennessee limited liability company. Sunbelt, with an office in Chattanooga, Tennessee and formed in 1984, was an independent, full-service insurance agency providing personal and commercial property and casualty insurance as well as life and health. In addition, Sunbelt has a dedicated transportation insurance department that focuses their attention solely on the insurance needs of the transportation industry. The purchase of Sunbelt was consummated September 1, 2022, with an aggregate purchase price payable by Rains Agency of $6,500,000, of which $5,200,000 was paid in cash at the closing of the Acquisition, and the remainder of which will be payable in equal cash installments on September 1, 2023, and September 1, 2024 (the “Deferred Payments”). The Deferred Payments are subject to acceleration in certain circumstances involving a change in control of Rains Agency and are subject to set-off for any indemnification or other obligations of the Sellers to Rains Agency under the terms of the Purchase Agreement. In connection with the acquisition, Rains Agency acquired $349 thousand of assets and assumed $364 thousand of liabilities from Sunbelt. The assets and liabilities of Sunbelt, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $4.6 million.

Fountain Acquisition

On May 2, 2021, the Company entered into a Purchase Agreement with members of Fountain Leasing, LLC (“Fountain”), a Tennessee limited liability company. Fountain, headquartered in Knoxville, Tennessee and founded in 2006, offered construction equipment financing to small and medium sized businesses throughout the Southeast, and maintained offices in Atlanta, Charlotte, Memphis, and Nashville. The purchase was consummated May 3, 2021, with Fountain Leasing, LLC, members receiving $14 million in cash at closing, and the Company repaid approximately $46 million of Fountain Leasing, LLC indebtedness. Following the closing of the acquisition, on May 4, 2021, the Company changed the name of Fountain Leasing, LLC to Fountain Equipment Finance, LLC.  The assets and liabilities of Fountain, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $2.4 million. As a result of the merger, the Company assets increased approximately $54 million, and liabilities increased approximately $683 thousand.

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

Progressive Merger

On October 29, 2019, the Company along with the Bank entered into an agreement and plan of merger with Progressive Financial Group, Inc. (“PFG”), a Tennessee corporation. The merger was consummated on March 1, 2020, with PFG stockholders receiving stock of the Company. After the merger, original stockholders of SmartFinancial owned approximately 92% of the outstanding common stock of the combined entity on a fully diluted basis while the previous PFG stockholders owned approximately 8%. The assets and liabilities of PFG, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $8.8 million. As a result of the merger, the Company assets increased approximately $301 million, and liabilities increased approximately $272 million.

Banking Services

Lending Activities

General: The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide commercial business loans, commercial and residential real estate construction and mortgage loans, agriculture loans, leases, consumer loans, revolving lines of credit and letters of credit. The Company also originates one to four family residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market.

At December 31, 2022, our net loan and lease portfolio totaled approximately $3.2 billion, representing approximately 70.0% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan and Lease Portfolio Composition.”

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

Construction and Land Development: Loans for real estate construction and development are repaid through cash flow related to the operations, sale, or refinance of the underlying property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of the real estate or income generated from the real estate collateral. Loans within this portfolio segment are particularly sensitive to the valuation of real estate.

Commercial and Industrial: The commercial and industrial loan portfolio segment includes commercial and financial loans and leases. These loans include those loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or expansion projects. Loans are repaid by business cash flows. Collection risk in this portfolio is driven by the creditworthiness of the underlying borrower, particularly cash flows from the customers’ business operations.

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

Credit Risk Management

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

Investment Activities

Our investment policy is designed to provide income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk management objectives. Under this policy, our Company may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds and securities issued by Government-Sponsored Enterprises (“GSEs”). Investments in our portfolio must satisfy certain quality criteria. Our Company’s investments must be “investment-grade” as determined by a nationally recognized investment rating service. Investment securities where the Company has determined a certain level of credit risk are periodically reviewed to determine the financial condition of the issuer and to support the Company’s decision to continue holding the security. Traditionally, the Company has purchased and held investment securities with very high levels of credit quality, favoring investments backed by direct or indirect guarantees of the U.S. government.

While our investment policy permits our Company to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, the Bank historically has not done so to any significant extent.

Our investment committee implements the investment policy and portfolio strategies and monitors the portfolio. Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by our Assets Liability Committee (“ALCO”) each quarter. The written investment policy is reviewed annually by the Company’s ALCO of the Board and updated as needed.

The Company’s securities are held in safekeeping accounts at approved correspondent banks.

Deposits

The Company provides a full range of deposit accounts and services to both retail and commercial customers. These deposit accounts have a variety of interest rates and terms and consist of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, regular interest-bearing savings accounts, money market accounts, individual retirement accounts and certificates of deposit. Our Bank obtains most of its deposits from individuals and businesses in its market areas.

Brokered deposits are deposits obtained by utilizing an outside broker that is paid a fee. The Bank utilizes brokered deposits to accomplish several purposes, such as (i) acquiring a certain maturity and dollar amount without repricing the Bank’s current customers which could increase or decrease the overall cost of deposits and (ii) acquiring certain maturities and dollar amounts to help manage interest rate risk.

Other Funding Sources

The Federal Home Loan Bank (“FHLB”) allows the Company to obtain advances through its credit program. These advances are secured by securities owned by the Company and held in safekeeping by the FHLB, FHLB stock owned by the Company and certain qualifying loans secured by real estate, including residential mortgage loans, home equity lines of credit and commercial real estate loans. The Company maintains credit arrangements with various other financial institutions to purchase federal funds. The Company participates in the Federal Reserve discount window borrowings program.

The Company also enters into repurchase agreements and these are treated as short-term borrowings.

Investment and Insurance Services

The Bank contracts with Raymond James Financial Services, Inc. (“RJFS”), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public through associates who are employed by both the Bank and RJFS. RJFS is a subsidiary of Raymond James Financial, Inc.

The Bank offers, through RJFS, non-FDIC insured investment products to help clients achieve their financial objectives within their risk tolerances. The brokerage and investment advisory program offered by RJFS complements the Bank’s general banking business and further supports its business philosophy and strategy of delivering to our clients a comprehensive array of products and services that meet their financial needs. Pursuant to its contract, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and the Bank. Additionally, the Bank has developed its own compliance-monitoring program in an effort to further ensure that associates deliver these products in a manner consistent with the various regulations governing such activities. The Bank receives a percentage of commission credits and fees generated by the program. The Bank remains responsible for various expenses associated with the program, including furnishings, equipment and promotional expenses and general personnel costs, including commissions paid to licensed brokers.

Additionally, Rain Insurance Agency, Inc., a subsidiary of the Bank, provides insurance products, in the property and casualty area, commercial, transportation, and life and health to their respective clients.

Human Capital Resources

The Bank is committed to building a culture where associates thrive and are empowered to be leaders. Being trustworthy, loyal, and innovative are some of the characteristics exemplified by our associates. Our core values define our culture: Act with Integrity, Be Enthusiastic, Create Positivity, Demonstrate Accountability, and Embrace Change.

As of December 31, 2022, we employed 583 full-time and 13 part-time associates, primarily across our three-state footprint of Tennessee, Alabama, and Florida. None of these associates are represented by a collective bargaining agreement. During 2022, we successfully onboarded 147 new associates. Over 67% of the Company’s associates are women, and 8.5% are minorities. Among the Company’s 294-person banking officers, women make up approximately 52% of these associates, while minorities account for 5% of the banking officer members. Presently, the senior leadership team includes seven associates, two of whom are women.

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

Talent Acquisition, Development, and Retention

We foster a work environment that respects individual needs, establishes high expectations, and recognizes achievement. Associates are inspired to be involved in their communities and show great care for clients. We refer to that as creating “WOW” experiences. Our leadership team empowers associates to make decisions and find opportunities to add value. We invest in a healthy work-life balance, competitive compensation and benefit packages, and a vibrant, team-oriented environment centered on professional service and open communication among associates. We hold ourselves accountable by taking part in an annual engagement survey to ask for feedback from our associates. The survey results mold our initiatives so that we can focus on being a great place to work and do business with. In 2017, 2018, 2019, 2020, 2021, and 2022 we were nominated as a Top Workplace by the Knoxville News Sentinel and received culture excellence awards on compensation and benefits, appreciation, employee wellbeing, work-life flexibility, and top management based on the feedback from our associates.

Our board of directors recognizes the importance of succession planning for our chief executive officer and other key executives. The board of directors annually reviews our succession plans for senior leadership roles, with the goal of ensuring we will continue to have the right leadership talent in place to execute the organization's long-term strategic plans.

We invest in the growth and development of our associates by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues. We provide our associates with opportunities to take part in ongoing learning through educational courses relevant to the banking industry and their job functions and tuition reimbursement to support continuing education. We have learning paths designed to encourage an associate’s advancement and growth, including peer mentoring and leadership programs to empower our leaders. These resources provide associates with the skills they need to promote advancement and become stronger leaders.

Health and Welfare

We provide a competitive compensation and benefits program to help meet the needs of our associates. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution, healthcare and insurance benefits, health savings, flexible spending accounts, generous paid time off including unlimited paid time off options, flexible scheduling, tuition reimbursement, financial planning, company paid life insurance, company paid dental insurance, company paid vision insurance, family leave, and an associate assistance program that includes enhanced mental health benefits.

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

Additionally, competition from fintechs, is increasing. In addition to fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Although digital products and services have been important competitive features of financial institutions for some time, the COVID-19 pandemic accelerated the move toward digital financial services products and we expect that trend to continue.

We encounter strong pricing competition in providing our services. Additionally, other banks offer different products or services from those that we provide. The larger national and super-regional banks may have significantly greater lending limits and may offer additional products than we are capable of providing.

We endeavor to compete successfully with our competitors, regardless of their size, through the selection of banking products and services offered, the level of service provided, the convenience and ability of services, and the degree of expertise and the personal manner in which services are offered.

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

We, SmartBank, and our nonbank affiliates must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (‘FDIC”), and the U.S. banking and financial system rather than holders of our capital stock.

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

Acquisitions

The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Tennessee or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the Community Reinvestment Act (“CRA”); and (4) the effectiveness of the companies in combatting money laundering.

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

Corporate Governance

The Dodd-Frank Act addresses many investor protections, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act: (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.

Incentive Compensation

The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and SmartBank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules have not been implemented by the banking agencies.  We have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance. On October 26, 2022, the SEC adopted final rules to implement Section 954 of the Dodd-Frank Act that require public companies to adopt and disclose a policy for the recovery of incentive-based compensation received by current or former executive officers that is based on erroneously reported financial information in the event of a required accounting restatement. The rules also require disclosure of the policy, including filing the policy as an exhibit to annual reports on Form 10-K and additional disclosure in the event an accounting restatement is required and recovery is triggered under the policy. The stock exchanges have up to 90 days after publication of the rules in the Federal Register to submit proposed listing standards to the SEC for approval, and the proposed listing standards must be effective no later than one year after the publication date. Following the effective date of the new listing standards, public companies will have 60 days to adopt the required clawback policy.

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

Other Regulatory Matters

We are subject to oversight by the SEC, the Public Company Accounting Oversight Board, NASDAQ and various state securities and insurance regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. SmartBank was well capitalized at December 31, 2022, and brokered deposits are not restricted.

To be well-capitalized, SmartBank must maintain at least the following capital ratios:

●	6.5% CET1 to risk-weighted assets;
●	8.0% Tier 1 capital to risk-weighted assets;
●	10.0% Total capital to risk-weighted assets; and
●	5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to SmartBank, the Company’s capital ratios as of December 31, 2022 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

In 2022, our and SmartBank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that we and SmartBank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2023. For more information regarding our capital, leverage and total capital ratios, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Regulatory Matters.”

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. In June 2016, the FASB issued ASU 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. On January 1, 2023, the Company adopted CECL  For additional information relating to CECL, Note 1—Summary of Significant Accounting Policies to our audited consolidated financial statements.

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

In addition, as discussed in more detail below, SmartBank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection (“CFPB”). In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.

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

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35 percent by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.

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

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by CRE due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance.

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

On May 5, 2022, the Office of the Comptroller of the Currency, the Federal Reserve, and FDIC issued a notice of proposed rulemaking to provide for a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. No final rule has been issued, but the rulemaking may affect the Bank’s CRA compliance obligations in the future.

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

LIBOR

On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that: (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the Federal Reserve adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act.

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

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent third party provider. As of December 31, 2022, SmartFinancial is considered to be in a slightly liability-sensitive position, meaning income is generally expected to decrease with an increase in short-term interest rates and, conversely, to increase with a decrease in short-term interest rates. Based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if short-term interest rates immediately increased by 200 basis points, we could expect net interest income to decrease by approximately $1.3 million over a 12-month period. If short-term interest rates immediately decreased by 200 basis points, we could expect net interest income to remain stable over the next 12-month period.

In recent years, the Federal Reserve implemented a series of accommodative domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies and decreases to the Federal funds target rate. The Federal

Reserve reduced rates five times during 2019 through 2021. However, in response to the significant increase in the domestic inflation rate in the U.S, the Federal Reserve increased the federal funds target rate seven times in 2022 for a total increase of 4.25%, and indicated additional increases would be forthcoming in 2023. Also during 2022, the Federal reserve implemented quantitative tightening. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. The Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition and results of operations. Although we have implemented policies we believe will reduce the potential effects of changes in interest rates on our net interest income, this may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity or overall profitability.

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

Several U.S. financial institutions have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these types of attacks have had a material effect on our business or operations. However, no assurances can be provided that we may not suffer from such an attack in the future that may cause us material harm. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm to us.

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

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the bank holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. As a result, we may not be able to service existing indebtedness, and such default may require us to declare bankruptcy. Any capital contributions by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be incurred by us to make a required capital injection to the Bank becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, our allowance for loan and lease losses as a percentage of total loans and leases was 0.72% and as a percentage of total nonperforming loans and leases was 830.98%. Although management believes that the allowance for loan and lease losses is adequate to absorb losses on any existing loans or lease that may become uncollectible, we may be required to take additional provisions for loan and lease losses in the future to further supplement the allowance for loan and lease losses, either due to management’s decision to do so or because our banking regulators require us to do so. Federal and state regulators periodically review our allowance for loan and lease losses and may require us to increase our allowance for loan and lease losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan and lease losses or loan and lease charge-offs required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.

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

Unlike larger organizations that are more geographically diversified, our branches are currently concentrated in East and Middle Tennessee, Alabama and the Florida Panhandle. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. If the communities in which we operate do not grow or if prevailing economic conditions, locally or nationally, deteriorate, this may have a significant impact on the amount of loans that we originate, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. An economic downturn caused by inflation, recession, unemployment, government action, health emergencies, disease pandemics, natural disasters, the U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations, or other factors beyond our control would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have an adverse effect on our business. In addition, some portions of our target market are in areas which a substantial portion of the economy is dependent upon tourism. The tourism industry tends to be more sensitive than the economy as a whole to changes in unemployment, inflation, wage growth, and other factors which affect consumer’s financial condition and sentiment.

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

During 2019, many of the regulatory agencies, including ours, increased their focus on the application of an interagency guidance issued in 2006, titled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices.”  The 2006 interagency guidance focuses on the risks of high levels of concentration in CRE lending at banking institutions, and specifically addresses two supervisory criteria:

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

The guidance states that banking institutions exceeding the concentration levels mentioned in the two supervisory criteria should have in place enhanced credit risk controls, including stress testing of CRE portfolios. At the end of 2022 our loan portfolio was below both the 100 and 300 ratios as laid out in the guidance, but given the guidance our ability to grow those loan types could be constrained by the amount we are also able to grow capital.

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

The acquisition of Sunbelt was completed on September 1, 2022, Fountain was completed on May 3, 2021, and the merger with SCB was completed on September 1, 2021, and while these integration efforts are substantially complete, we continue to manage the acquired businesses through the transition. The success of this transition will depend on, among other things, our ability to realize anticipated costs savings and to manage the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. We may encounter a number of difficulties, including, among others:

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

When we attempt to expand our business through mergers and acquisitions, we seek targets that are culturally similar to us, have experienced management and possess either market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans, which are highlighted above, in general, acquiring other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions.

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

At December 31, 2022, approximately 77% of our loans and leases had real estate as a primary or secondary component of collateral, which includes 12% of our loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Although real estate prices in most of our markets are strong, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

If a commercial real estate loan defaults, there are legal expenses associated with obtaining the real estate which typically serves as collateral for the loan. Once we obtain collateral for a commercial real estate loan that has defaulted, it is put into other real estate owned. Other real estate owned assets generally do not produce income but do have the costs associated with the ownership of real estate, principally real estate taxes and maintenance costs. Since these assets have a cost to maintain, our goal is to keep costs at a minimum by liquidating the assets as soon as possible. A declining economic environment and political turmoil generally results in an increase in the rate of loan defaults, downward pressure on foreclosed asset values and increased marketing periods.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2022, our 10 largest borrowing relationships totaled approximately $236 million in outstanding balances, or approximately 7% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Declines in the businesses or industries of our customers could cause increased credit losses and decreased loan balances, which could adversely affect our financial results.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, including the continued elevated inflationary and interest rate environment, which may impair a borrower’s ability to repay a loan or lease, and such impairment could have an adverse effect on our business, financial condition and results of operations. A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan and lease portfolio consists of commercial loans to such businesses. We further anticipate an increase in the amount of loans to small to medium-sized businesses during 2023.

Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan or lease. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan or lease. If general economic conditions negatively impact the markets in which we operate, and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have an adverse effect on our business, financial condition and results of operations.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The ICE Benchmark Administration (IBA), the administrator of LIBOR, announced on November 30, 2020, that it would cease publishing the one-week and two-month LIBOR rates on December 31, 2021, but would continue publishing the one-, three-, six-, and twelve-month LIBOR rates until June 30, 2023. Regardless, the federal banking agencies also issued guidance on November 30, 2020, encouraging banks to: (i) stop using LIBOR in new financial contracts no later than December 31, 2021; and (ii) either use a rate other than LIBOR or include clear language defining the alternative rate that will be applicable after LIBOR’s discontinuation. To address the problem created by legacy financial contracts that incorporate LIBOR as their reference interest rate, but extend beyond the date after which LIBOR will be published, on March 15, 2022, Congress enacted the LIBOR Act. On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act by adopting benchmark rates based on the Secured Overnight Financing Rate (“SOFR”) that will replace LIBOR in certain financial contracts after June 30, 2023.

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

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands as well as our operating cash needs, are met, and that our cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally, we rely on deposits, repayments of loans and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Cincinnati (“FHLB Cincinnati”) advances, federal funds purchased and other sources of short-term and long-term borrowings, to make loans, acquire investment securities and other assets and to fund continuing operations.

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

Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income. Moreover, competition among U.S. banks and non-banks for customer deposits is intense and may increase the cost of deposits (particularly in an elevated rate environment) or prevent new deposits and may otherwise negatively affect our ability to grow our deposit base. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors, which may be exacerbated in an inflationary, recessionary, or elevated rate environment. This may cause our deposit accounts to decrease in the future, and any such decrease could have a material adverse impact on our sources of funding. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inflation, labor shortages, inclement weather, natural disasters, acts of war, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB Cincinnati advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets.

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

We have established mortgage banking operations which expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. Beginning in early 2022, in response to growing signs of inflation, the Federal Reserve increased interest rates rapidly. Further, the Federal Reserve has increased the benchmark rapidly and has announced an intention to take further actions to mitigate rising inflationary pressures. Because we sell a portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (a) the existence of an active secondary market and (b) our ability to profitably sell loans into that market. Profitability of our mortgage operations will depend upon our ability to increase production and thus income while holding or reducing costs. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services. Moreover, much of our historical loan growth was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, as we compete with both smaller banks that may be able to offer bankers with more responsibility and autonomy and larger banks that may be able to offer bankers with higher compensation, resources and support, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations as discussed in “Part 1 – Item 1. Business – Supervision and Regulation – Regulation of the Company – Incentive Compensation.” Inability to retain these key personnel or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. We could also be impacted by current or future negative perceptions and expectations about the prospects for the financial services industry (including the impact of Moody’s Investors Service’s rating change of the outlook of the US banking system from “stable” to “negative”), which could worsen over time and result in downward pressure on, and continued or accelerated volatility of, bank securities. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-

wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.

The ongoing COVID-19 pandemic and resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our business and results.

While the level of disruption caused by, and the economic impact of, COVID-19 subsided in 2022, the extent and duration to which the continuing COVID-19 pandemic will impact our business in the future is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the duration and severity of the pandemic (including the possibility of further surges of COVID-19 variants of concern), supply chain disruptions, decreased demand for our products and services or those of our borrowers, which could increase our credit risk, rising inflation, our ability to maintain sufficient qualified personnel due to labor shortages, talent attrition, employee illness, willingness to return to work, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken by governmental authorities to limit the resulting economic impact. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown in sectors disproportionately affected by the pandemic or recession in the U.S. economy or the world economy in general.

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

Our authorized capital includes 40,000,000 shares of common stock and 2,000,000 shares of preferred stock. As of December 31, 2022, we had 16,900,805 shares of common stock and no shares of preferred stock outstanding and had reserved or otherwise set aside for issuance 32,045 shares underlying outstanding options and 1,766,245 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of common stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the common stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

ESG risks could adversely affect our reputation and shareholder, employee, client and third party relationships and may negatively affect our stock price.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity, inclusion, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were to become intertwined in such negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.

Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer. In addition, ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

Our securities are not FDIC insured.

Securities that we issue, including our common stock, are not savings or deposit accounts or other obligations of any bank, insured by the FDIC, any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of our shareholders’ investments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 5401 Kingston Pike, #600, Knoxville, Tennessee 37919. This property is owned by SmartBank and also serves as a branch location for the Bank’s customers. At December 31, 2022, we conducted branch banking operations in 41 offices in 3 states and had one loan production office in one state. We believe that our offices are in good condition and are suitable and adequate to our needs. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total

Tennessee
Branch operations	18	6	24
Loan production office	-	-	-

Alabama
Branch operations	9	5	14
Loan production office	-	-	-

Florida
Branch operations	2	1	3
Loan production office	-	1	1
	29	13	42

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2022, neither SmartFinancial nor SmartBank was involved in any material litigation. SmartBank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against SmartFinancial or its subsidiary are without merit or that the ultimate liability, if any, resulting from them will not materially affect SmartBank’s financial condition or SmartFinancial’s consolidated financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

SmartFinancial’s common stock is listed on the Nasdaq Capital Market under the symbol “SMBK”.

As of March 8, 2023, there were approximately 4,687 holders of record of SmartFinancial’s common stock and 16,996,288 shares outstanding.

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

Issuer Purchases of Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of December 31, 2022, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock pursuant to the plan.

The following table summarizes the Company’s repurchase activity during the quarter ended December 31, 2022:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
October 1, 2022 to October 31, 2022	—	$—	—	$4,484
November 1, 2022 to November 30, 2022	—	—	—	4,484
December 1, 2022 to December 31, 2022	—	—	—	4,484
Total	—	$—	—	$4,484

Stock Performance Graph

The following performance graph and related information are neither “soliciting material” nor “filed’ with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference to such filing.

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2017, and reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Russell 3000 Index and the common stocks of the S&P SmallCap Bank Index. The S&P SmallCap Bank Index contains securities of NYSE and NASDAQ-listed companies with market capitalizations between $250 million and $1 billion. The index primarily includes banks and, to a lesser extent, insurance underwriters and specialty lenders providing a broad range of financial services, including retail banking, loans, and money transmissions.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Data

Set forth below is certain selected financial data related to the Company’s operations for 2022, 2021 and 2020: (dollars in thousands, except per share data)

	2022	2021	2020
Balance Sheet:
Total assets	$4,637,498	$4,611,579	$3,304,949
Loans and leases	3,253,627	2,693,397	2,382,243
Allowance for loan and lease losses	23,334	19,352	18,346
Total securities	769,842	559,422	215,634
Goodwill and other intangibles, net	109,772	105,852	86,471
Total deposits	4,077,100	4,021,938	2,805,215
Borrowings	41,860	87,585	81,199
Subordinated debt	42,015	41,930	39,346
Shareholders' equity	432,452	429,430	357,168

Income Statement:
Interest income	$158,834	$125,232	$117,613
Interest expense	21,333	11,838	16,747
Net interest income	137,501	113,394	100,866
Provision for loan and lease losses	4,018	1,633	8,683
Net interest income after provision for loan and lease losses	133,483	111,761	92,183
Noninterest income	27,715	23,949	15,426
Noninterest expense	106,290	91,391	76,719
Income before income taxes	54,908	44,319	30,890
Income tax expense	11,886	9,529	6,558
Net income	$43,022	$34,790	$24,332

Per Share Data:
Earnings per common share - basic	$2.57	$2.23	$1.63
Weighted average common shares outstanding - basic	16,740,450	15,572,537	14,955,423
Earnings per common share - diluted	$2.55	$2.22	$1.62
Weighted average common shares outstanding - diluted	16,871,369	15,699,215	15,019,175
Common dividends per share	$0.28	$0.24	$0.20
Book value per share	$25.59	$25.56	$23.64
Common shares outstanding at end of period	16,900,805	16,802,990	15,107,214

Performance Ratios:
Return on average assets	0.92%	0.91%	0.79%
Return on average shareholders' equity	10.16%	8.97%	7.13%
Tax equivalent net interest margin	3.20%	3.24%	3.61%
Interest rate spread	3.01%	3.12%	3.41%
Noninterest income to average assets	0.59%	0.62%	0.50%
Noninterest expense to average assets	2.27%	2.38%	2.50%
Efficiency ratio	64.33%	66.54%	65.97%

Credit Quality Ratios:
Net charge-offs to average loans and leases	-%	(0.02)%	(0.03)%
Allowance for loan and leases to total loans and leases	0.72%	0.72%	0.77%
Nonperforming loans and leases to total loans and leases, gross	0.09%	0.12%	0.24%
Nonperforming assets to total assets	0.10%	0.11%	0.31%

Capital Ratios[1]:
Tier 1 leverage	7.95%	7.45%	8.70%
Common equity Tier 1	9.65%	10.56%	11.61%
Tier 1 capital	9.65%	10.56%	11.61%
Total capital	11.40%	12.55%	14.07%

1Capital Ratios are for SmartFinancial, Inc.

Business Overview

The following is a discussion of our financial condition and results of our operations for the years ended December 31, 2022, 2021 and 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

We are a bank holding company that was incorporated on September 19, 1983 under the laws of the State of Tennessee, and operate primarily through our wholly-owned bank subsidiary, SmartBank. As of December 31, 2022 the Bank provides a comprehensive suite of commercial and consumer banking services to clients through 41 full-service bank branches and one loan production office in the Florida Panhandle.

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

In addition to our banking services, we offer insurance products through Rains Insurance Agency, Inc. and loans and leases for heavy equipment through Fountain Equipment Finance, LLC., both are subsidiaries of the Bank.  The Bank also contracts with RJFS, a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public through associates who are employed by both the Bank and RJFS. RJFS is a subsidiary of Raymond James Financial, Inc.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during 2022:

●	Completed the asset purchase of Sunbelt.
●	Net income totaled $43.0 million, or $2.55 per diluted common share, during the year ended of 2022 compared to $34.8 million, or $2.22 per diluted common share, for the same period in 2021.
●	Net loans and leases growth of $556.2 million from December 31, 2021, with a record high net loans and leases of $3.2 billion at December 31, 2022.
●	Return on average assets was 0.92% for the year ended December 31, 2022, compared to 0.91% for the year ended December 31, 2021.

Analysis of Results of Operations

2022 compared to 2021

Net income was $43.0 million, or $2.55 per diluted common share in 2022, compared to $34.8 million, or $2.22 per diluted common share in 2021. The tax equivalent net interest margin for 2022 was 3.20% compared to 3.24% for 2021. Noninterest income to average assets was 0.59% for 2022, decreasing from 0.62% for 2021. Noninterest expense to average assets decreased to 2.27% in 2022, down from 2.38% in 2021. Income tax expense was $11.9 million in 2022 with an effective tax rate of 21.7%, compared to $9.5 million in 2021 with an effective tax rate of 21.5%.

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

2022 compared to 2021

Net interest income, taxable equivalent, increased to $138.2 million in 2022 from $114.0 million in 2021. Average earning assets increased from $3.5 billion in 2021 to $4.3 billion in 2022, primarily from organic loan and lease growth, the acquisition of Fountain completed May 3, 2021 and the acquisition of SCB completed September 1, 2021. Over this period, average loan and lease balances increased by $407.9 million and average securities increased by $488.8 million, offset by a decrease in interest-earning cash and federal funds sold of $103.3 million. Average interest-bearing deposits increased by $571.8 million, average noninterest-bearing deposits increased $278.8 million and average borrowings decreased $50.1 million. The tax equivalent net interest margin decreased to 3.20% for 2022, compared to 3.24% for 2021. The yield on earning assets increased from 3.57% for 2021, to 3.70% for 2022, primarily due to the Company’s deployment of excess cash and cash equivalents into loans and leases and securities during 2022 and higher yields on cash deposits in the Federal Reserve System, offset by lower Paycheck Protection Program (“PPP”) fee accretion in loan yields. The cost of average interest-bearing deposits increased from 0.36% for 2021, to 0.60% for 2022, primarily due to the impact of rising Federal Reserve rates and to a lesser extent increased pricing competition.

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

Summary of Average Balances, Interest and Rates

The following table presents (dollars in thousands), for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	2022			2021			2020
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$2,948,511	$136,381	4.63%	$2,540,577	$118,582	4.67%	$2,296,972	$112,312	4.89%
Taxable securities	688,428	11,799	1.71%	207,459	3,813	1.84%	122,900	2,423	1.97%
Tax-exempt securities[2]	100,566	2,831	2.82%	92,708	1,817	1.96%	83,765	1,941	2.32%
Federal funds sold and other earning assets	577,593	8,488	1.47%	680,909	1,622	0.24%	308,843	1,509	0.49%
Total interest-earning assets	4,315,098	159,499	3.70%	3,521,653	125,834	3.57%	2,812,480	118,185	4.20%
Noninterest-earning assets	373,026			317,457			250,955
Total assets	$4,688,124			$3,839,110			$3,063,435

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$945,414	6,278	0.66%	$737,251	1,378	0.19%	$481,050	1,013	0.21%
Money market and savings deposits	1,576,170	9,137	0.58%	1,191,916	3,501	0.29%	788,006	3,482	0.44%
Time deposits	513,416	2,813	0.55%	533,994	3,970	0.74%	641,647	9,102	1.42%
Total interest-bearing deposits	3,035,000	18,228	0.60%	2,463,161	8,849	0.36%	1,910,703	13,597	0.71%
Borrowings[3]	32,986	602	1.83%	83,105	540	0.65%	177,204	816	0.46%
Subordinated debt	41,970	2,503	5.96%	40,221	2,449	6.09%	39,301	2,334	5.94%
Total interest-bearing liabilities	3,109,956	21,333	0.69%	2,586,487	11,838	0.46%	2,127,208	16,747	0.79%
Noninterest-bearing deposits	1,120,555			841,746			571,282
Other liabilities	34,361			23,189			23,775
Total liabilities	4,264,872			3,451,422			2,722,265
Shareholders’ equity	423,252			387,688			341,170
Total liabilities and shareholders’ equity	$4,688,124			$3,839,110			$3,063,435
Net interest income, taxable equivalent		$138,166			$113,996			$101,438
Interest rate spread			3.01%			3.12%			3.41%
Tax equivalent net interest margin			3.20%			3.24%			3.61%

Percentage of average interest-earning assets to average interest-bearing liabilities			138.75%			136.16%			132.21%
Percentage of average equity to average assets			9.03%			10.10%			11.14%

1Loans include PPP loans with an average balance of $14.1 million, $196.1 million and $201.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. Loan fees included in loan income were $4.1 million, $11.1 million, and $9.8 million for 2022, 2021 and 2020, respectively. Loan fee income for the years ended December 31, 2022, 2021 and 2020, respectively, includes $1.9 million, $9.1 million and $5.9 million accretion of loan fees on PPP loans.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0% in 2022, 2021 and 2020. The taxable-equivalent adjustment was $665 thousand, $602 thousand and $572 thousand for 2022, 2021 and 2020, respectively.

3Includes average balance of $91,190 in Paycheck Protection Liquidity Facility (“PPLF”) funding in the twelve month period ended December 31, 2020.  No PPLF funding was used the twelve month periods ended December 31, 2022, and 2021.

Rate and Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. Net interest income, taxable equivalent, increased by $24.2 million between the years ended December 31, 2022 and 2021 and by $12.6 million between the years ended December 31, 2021 and 2020. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2022 Compared to 2021			2021 Compared to 2020
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans and leases	$(1,241)	$19,040	$17,799	$(5,656)	$11,926	$6,270
Taxable Securities	(99,688)	107,674	7,986	(324)	1,714	1,390
Tax-exempt securities	(6,776)	7,790	1,014	(397)	273	(124)
Federal funds and other earning assets	6,971	(105)	6,866	(1,013)	1,126	113
Total interest-earning assets	(100,734)	134,399	33,665	(7,390)	15,039	7,649

Interest-bearing demand deposits	4,511	389	4,900	(173)	538	365
Money market and savings deposits	4,508	1,128	5,636	(1,765)	1,784	19
Time deposits	(1,004)	(153)	(1,157)	(3,605)	(1,527)	(5,132)
Total interest-bearing deposits	8,015	1,364	9,379	(5,543)	795	(4,748)
Borrowings	405	(343)	62	163	(439)	(276)
Subordinated debt	(52)	106	54	59	56	115
Total interest-bearing liabilities	8,368	1,127	9,495	(5,321)	412	(4,909)

Net interest income	$(109,102)	$133,272	$24,170	$(2,069)	$14,627	$12,558

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

The following table provides a summary of noninterest income for the periods presented (in thousands):

	Year Ended			Year Ended
	December 31,		2022 – 2021	December 31,	2021 – 2020
	2022	2021	Change	2020	Change
Service charges on deposit accounts	$5,853	$4,650	$1,203	$3,403	$1,247
Gain on sale of securities	144	45	99	6	39
Mortgage banking	1,552	4,040	(2,488)	3,875	165
Investment services	4,144	2,167	1,977	1,566	601
Insurance commissions	3,595	3,285	310	1,850	1,435
Interchange and debit card transaction fees, net	5,435	4,284	1,151	2,413	1,871
Other	6,992	5,478	1,514	2,313	3,165
Total noninterest income	$27,715	$23,949	$3,766	$15,426	$8,523

2022 compared to 2021

Noninterest income increased $3.8 million to $27.7 million in 2022, compared to $23.9 million in 2021. The primary components of the changes in noninterest income were as follows:

●	Increase in service charges on deposit accounts, related to the SCB acquisition, deposit growth and transaction volume;
●	Decrease in mortgage banking income, related to increased secondary market interest rates driving lower volume;

●	Increase in investment services, stemming from increased production;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the SCB acquisition; and
●	Increase in other, primarily related to increased fee income from capital markets activity.

2021 compared to 2020

Noninterest income increased $8.5 million to $23.9 million in 2021, compared to $15.4 million in 2020.  The primary components of the changes in noninterest income were as follows:

●	Increase in service charges on deposit accounts, related to the PFG and SCB acquisitions, deposit growth and transaction volume;
●	Increase in investment services, stemming from increased production;
●	Increase in insurance commissions, primarily from a full year of insurance commissions in 2021 and placement of life insurance policies during the first quarter of 2021;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the PFG and SCB acquisitions; and
●	Increase in other, primarily related to; (1.) addition of new lease fee income from the acquisition of Fountain, (2.) income from the cash surrender value of bank owned life insurance from the additional BOLI purchased during the first quarter of 2021 and (3.) SWAP fee income from the newly created capital markets program in the second quarter of 2021.

Noninterest Expense

The following table provides a summary of noninterest expense for the periods presented (in thousands):

	Year Ended			Year Ended
	December 31,		2022 – 2021	December 31,	2021 – 2020
	2022	2021	Change	2020	Change
Salaries and employee benefits	$63,420	$51,656	$11,764	$42,911	$8,745
Occupancy and equipment	12,034	10,196	1,838	8,348	1,848
FDIC insurance	2,672	1,833	839	1,190	643
Other real estate and loan related expense	2,446	2,098	348	2,050	48
Advertising and marketing	1,293	830	463	834	(4)
Data processing and technology	7,283	6,364	919	4,476	1,888
Professional services	3,790	3,147	643	2,958	189
Amortization of intangibles	2,607	2,256	351	1,740	516
Merger related and restructuring expenses	562	3,701	(3,139)	4,565	(864)
Other	10,183	9,310	873	7,647	1,663
Total noninterest expense	$106,290	$91,391	$14,899	$76,719	$14,672

2022 compared to 2021

Noninterest expense increased $14.9 million to $106.3 million in 2022, compared to $91.4 million in 2021. The primary components of the changes in noninterest expense were as follows:

●	Increase in salary and employee benefits, related to the Fountain acquisition completed May 3, 2021 and overall franchise growth from talent hired in Auburn, Dothan, Montgomery and Birmingham Alabama, and Tallahassee, Florida in late 2021, and to a lesser extent, the Sunbelt acquisition completed September 1, 2022;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations;
●	Increase in FDIC insurance, related to continued asset growth;
●	Increase in data processing and technology, primarily from continued infrastructure build and overall growth;
●	Increase in professional services, related to more services performed during the year; and
●	Increases in other, primarily related to continued franchise growth.

2021 compared to 2020

Noninterest expense increased $14.7 million to $91.4 million in 2021, compared to $76.7 million in 2020. The primary components of the changes in noninterest expense were as follows:

●	Increase in salary and employee benefits, related to the PFG acquisition completed March 1, 2020, Fountain acquisition completed May 3, 2021, SCB acquisition completed September 1, 2021, and overall franchise growth from talent hired in Auburn, Dothan, Montgomery and Birmingham, Alabama, and Tallahassee, Florida;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations;
●	Increase in FDIC insurance, related to continued asset growth;
●	Increase in data processing and technology, primarily from continued infrastructure build and overall growth; and
●	Increase in other, primarily from an investment in a start-up fintech company and other expenses related to continued franchise growth.

Income Taxes

2022 compared to 2021

In 2022, income tax expense totaled $11.9 million compared to $9.5 million in 2021. The effective tax rate was approximately 21.7% for 2022 compared to 21.5% in 2021.

2021 compared to 2020

In 2021, income tax expense totaled $9.5 million compared to $6.6 million in 2020. The effective tax rate was approximately 21.5% for 2021 compared to 21.2% in 2020.

Loan and Lease Portfolio Composition

Our loans and leases represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio is an important consideration when reviewing our financial condition. The Company had total net loans and leases outstanding, including organic and purchased loans and leases, of approximately $3.23 billion at December 31, 2022 and $2.67 billion at December 31, 2021. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan and lease portfolio.

Organic Loans and Leases

Our organic net loans and leases, which excludes loans and leases purchased through acquisitions, increased by $710.0 million, or 31.9% from December 31, 2021, to $2.93 billion at December 31, 2022.  This increase is related to loan production from the addition of the lift-out teams added in Alabama, Florida and Nashville, Tennessee towards the end of 2021.

Purchased Loans and Leases

Net purchased non-credit impaired loans and leases of $267.4 million at December 31, 2022, decreased by $141.2 million from December 31, 2021. Since December 31, 2021, our net purchased credit impaired (“PCI”) loans and leases decreased by $12.6 million to $28.6 million at December 31, 2022. The decrease in net purchased non-credit impaired loans and leases and PCI loans and leases is related to maturities, paydowns and payoffs.

Loan Participation Agreements

The Bank occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, the Bank has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from the Bank.

GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the Commercial Real Estate totals below with a corresponding liability reflected in other borrowings. At December 31, 2022, the total participated portions of loans of this nature totaled $24.6 million and none at December 31, 2021. Subsequent to year-end, these loan participation agreements were amended in order to permit sales treatment accounting.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

	December 31, 2022
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$1,465,049	$146,766	$15,946	$1,627,761	50.0%
Consumer real estate-mortgage	495,755	83,870	8,352	587,977	18.1%
Construction and land development	390,977	9,995	1,529	402,501	12.4%
Commercial and industrial	536,730	13,244	1,893	551,867	17.0%
Leases	51,506	14,953	968	67,427	2.1%
Consumer and other	15,756	335	3	16,094	0.5%
Total gross loans and leases receivable, net of deferred fees	2,955,773	269,163	28,691	3,253,627	100.0%
Allowance for loan and leases losses	(21,476)	$(1,737)	(121)	(23,334)
Total loans and leases, net	$2,934,297	$267,426	$28,570	$3,230,293

	December 31, 2021
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$1,157,702	$205,579	$20,875	$1,384,156	51.4%
Consumer real estate-mortgage	346,322	119,117	11,833	477,272	17.7%
Construction and land development	258,196	17,308	2,882	278,386	10.3%
Commercial and industrial	449,909	35,599	2,516	488,024	18.1%
Leases	18,067	32,471	3,170	53,708	2.0%
Consumer and other	10,536	1,244	71	11,851	0.4%
Total gross loans and leases receivable, net of deferred fees	2,240,732	411,318	41,347	2,693,397	100.0%
Allowance for loan and lease losses	(16,441)	(2,732)	(179)	(19,352)
Total loans and leases, net	$2,224,291	$408,586	$41,168	$2,674,045

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$102,053	$756,287	$753,476	$15,945	$1,627,761	$966,936	$558,772
Consumer real estate-mortgage	42,938	204,627	205,737	134,675	587,977	268,140	276,899
Construction and land development	144,444	173,793	55,635	28,629	402,501	156,546	101,511
Commercial and industrial	114,276	330,447	100,766	6,378	551,867	354,859	82,732
Leases	2,321	65,106	—	—	67,427	65,106	—
Consumer and other	7,915	7,660	466	53	16,094	7,329	850
Total loans and leases	$413,947	$1,537,920	$1,116,080	$185,680	$3,253,627	$1,818,916	$1,020,764

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

Nonperforming loans and leases as a percentage of gross loans and leases, net of deferred fees, was 0.09% as of December 31, 2022, and 0.12% as of December 31, 2021, respectively. Total nonperforming assets as a percentage of total assets as of December 31, 2022, totaled 0.10% compared to 0.11% as of December 31, 2021. PCI loans and leases that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets.

The following table is a summary of our loans and leases that were past due at least 30 days but not more than 89 days and 90 days or more past due as of December 31, 2022, and 2021 (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
December 31, 2022
Commercial real estate	$1,627,761	$54	-%	$-	-%	$54	-%
Consumer real estate	587,977	594	0.10	-	-	594	0.10
Construction and land development	402,501	-	-	-	-	-	-
Commercial and industrial	551,867	203	0.04	-	-	203	0.04
Leases	67,427	1,108	1.64	143	0.21	1,251	1.86
Consumer and other	16,094	107	0.66	-	-	107	0.66
Total	$3,253,627	$2,066	0.06	$143	-	$2,209	0.07

December 31, 2021
Commercial real estate	$1,384,156	$172	0.01%	$-	-%	$172	0.01%
Consumer real estate	477,272	894	0.19	-	-	894	0.19
Construction and land development	278,386	91	0.03	-	-	91	0.03
Commercial and industrial	488,024	1,310	0.27	45	0.01	1,355	0.28
Leases	53,708	361	0.67	-	-	361	0.67
Consumer and other	11,851	103	0.87	19	0.16	122	1.03
Total	$2,693,397	$2,931	0.11	$64	-	$2,995	0.11

The following table is a summary of our nonaccrual loans and leases as of December 31, 2022, and 2021 (dollars in thousands):

	December 31, 2022			December 31, 2021
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate	$1,627,761	$-	-%	$1,384,156	$858	0.06%
Consumer real estate	587,977	1,665	0.28	477,272	2,139	0.45
Construction and land development	402,501	920	0.23	278,386	-	-
Commercial and industrial	551,867	180	0.03	488,024	116	0.02
Leases	67,427	28	0.04	53,708	-	-
Consumer and other	16,094	15	0.09	11,851	11	0.09
Total	$3,253,627	$2,808	0.09	$2,693,397	$3,124	0.12

Allowance for loans and leases to nonaccrual loans		830.98%			619.46%

Potential Problem Loans and Leases

At December 31, 2022, substandard or problem loans and leases amounted to approximately $2.8 million or 0.09% of total loans and leases outstanding. Potential problem loans and leases, which are not included in nonperforming loans and leases, represent those loans and leases with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans and leases.

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

The Company is not required to implement the provisions of the CECL accounting standard issued by the FASB in the ASU No. 2016-13 until January 1, 2023, and continued to account for the allowance for loan losses under the incurred loss model as of December 31, 2022.

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

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. As of December 31, 2022 and December 31, 2021, our allowance for loan and lease losses was $23.3 million and $19.4 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for loan and lease loss as a percentage of total loans and leases was 0.72% at December 31, 2022 and 2021, respectively.

Our purchased loans and leases were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans and leases will be accreted into income over the life of the loans or leases. At December 31, 2022, the remaining accretable yield was approximately $16.9 million.  These loans and leases are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized.  Also, at the end of 2022, the outstanding principal balance on PCI loan and leases was $41.5 million and the carrying value was $28.7 million, for a net difference of $12.8 million in discounts. At December 31, 2022, there was an allowance on PCI loans and leases of $121 thousand. The judgments and estimates associated with our allowance determination are described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 – Summary of Significant Accounting Policies."

The following table sets forth, based on management’s best estimate, the allocation of the allowance for credit losses on loans and leases to categories of loans and leases and loan and lease balances by category and the percentage of loans and leases in each category to total loans and leases and allowance for credit losses as a percentage of total loans and leases within each loan and lease category as of December 31 for each of the past two years (dollars in thousands):

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
December 31, 2022
Commercial real estate	$10,821	50.0%	$1,627,761	0.66%
Consumer real estate	4,028	18.1	587,977	0.69
Construction and land development	3,059	12.4	402,501	0.76
Commercial and industrial	3,997	17.0	551,867	0.72
Leases	1,293	2.1	67,427	1.92
Consumer and other	136	0.5	16,094	0.85
Total	$23,334	100.0%	$3,253,627	0.72

December 31, 2021
Commercial real estate	$9,781	51.4%	$1,384,156	0.71%
Consumer real estate	3,454	17.7	477,272	0.72
Construction and land development	1,882	10.3	278,386	0.68
Commercial and industrial	3,781	18.1	488,024	0.77
Leases	330	2.0	53,708	0.61
Consumer and other	124	0.4	11,851	1.05
Total	$19,352	100.0%	$2,693,397	0.72

The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans and leases. For impaired loans and leases, those loans and leases are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans and leases were approximately $385 thousand at December 31, 2022, compared to $561 thousand at December 31, 2021. Additional information on the allocation of the allowance between performing and impaired loans and leases is provided in Note 5 – Loans and Lease and Allowance for Loan and Lease Losses to our audited consolidated financial statements.

Analysis of the Allowance for Loan and Lease Losses

The following table presents information related to credit losses on loans and lease by loan segment for each of the years in the three year period ended December 31, (dollars in thousands):

				Ratio of Net (charge-offs)
	Provision for	Net (charge-offs)	Average	Recoveries to
	Credit Losses	Recoveries	Loans	Average Loans
For the year ended December 31, 2022
Commercial real estate	$1,034	$6	$1,498,235	-%
Consumer real estate	43	531	520,447	0.10
Construction and land development	1,177	-	360,660	-
Commercial and industrial	339	(123)	493,236	(0.02)
Leases	879	84	61,960	0.14
Consumer and other	546	(534)	13,973	(3.82)
Total	$4,018	$(36)	$2,948,511	-

For the year ended December 31, 2021
Commercial real estate	$2,119	83	$1,213,311	0.01%
Consumer real estate	11	(28)	456,529	(0.01)
Construction and land development	(194)	-	293,190	-
Commercial and industrial	(1,053)	(273)	526,586	(0.05)
Leases	455	(125)	39,408	(0.32)
Consumer and other	295	(284)	11,553	(2.46)
Total	$1,633	$(627)	$2,540,577	(0.02)

For the year ended December 31, 2020
Commercial real estate	$3,052	19	$997,659	-%
Consumer real estate	879	16	456,678	-
Construction and land development	947	2	266,204	-
Commercial and industrial	3,456	(306)	562,254	(0.05)
Leases	-	-	-	-
Consumer and other	349	(311)	14,177	(2.19)
Total	$8,683	$(580)	$2,296,972	(0.03)

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

Our available-for-sale investment portfolio is carried at fair market value and our held-to-maturity investment portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our investment portfolio increased from $559.4 million at December 31, 2021, to $769.8 million at December 31, 2022, primarily as a result of strategically deploying a portion of the Bank’s cash position.  New purchases were focused on mortgage-backed securities and Treasuries to provide cash flow and liquidity. Our investment to asset ratio has increased from 12.1% at December 31, 2021, to 16.7% at December 31, 2022. Over the past year, the ratio of investments to our total assets has increased, primarily due to growth in the Bank’s cash position driven by the PPP and the desire to deploy in high quality and higher yielding assets compared to cash.

The Company purchased $347.9 million of securities during the year ended December 31, 2022, which was offset by $78.9 million of sales, maturities and payments received during the same period. Net unrealized losses in our available-for-sale securities portfolio were $45.3 million as of December 31, 2022, as compared to a net unrealized gain of $33 thousand as of December 31, 2021. The decrease was attributable to changes in market interest rates related to all our securities, relative to when the securities were purchased. During the first quarter of 2022, we transferred $162.4 million of available-for-sale securities to the held-to-maturity category, reflecting our intent to hold those securities to maturity, which reduced the impact of these interest rate changes.

The following table presents the contractual maturity of the company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at December 31, 2022 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$208,236	1.31%	$33,270	1.29%	$—	-%	$241,506	1.31%
U.S. Government agencies	—	-	1,593	3.69	—	-	—	-	1,593	3.69
State and political subdivisions	270	3.80	1,826	3.09	7,270	2.68	9,844	3.80	19,210	3.31
Other debt securities	—	-	991	4.06	31,468	4.74	500	4.50	32,959	4.72
Mortgage-backed securities	92	1.28	10,716	2.07	76,706	1.77	146,434	2.39	233,948	2.17
Total securities	$362	3.16	$223,362	1.39	$148,714	2.33	$156,778	2.49	$529,216	1.98

Held-to-maturity:
U.S. Treasury	$—	-%	$150,295	1.47%	$—	-%	$—	-%	$150,295	1.47%
U.S. Government agencies	—	-	—	-	33,785	1.83	16,754	1.92	50,539	1.86
State and political subdivisions	—	-	—	-	4,285	2.20	49,409	2.13	53,694	2.14
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,890	2.14	26,531	2.13	31,421	2.13
Total securities	$—	-	$150,295	1.47	$42,960	1.90	$92,694	2.09	$285,949	1.74

1Based on amortized cost, taxable equivalent basis.

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts (“IRAs”) and certificates of deposit (“CDs”). These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2022, brokered deposits represented approximately 0.90% of total deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for 2022, 2021 and 2020 (dollars in thousands):

	2022			2021			2020
	Average	% of	Average	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$1,120,555	27.0%	—	$841,746	25.5%	—	$571,282	23.0%	—
Interest-bearing demand	945,414	22.8%	0.66%	737,251	22.3%	0.19%	481,050	19.4%	0.21%
Money market and savings	1,576,170	37.9%	0.58%	1,191,916	36.1%	0.29%	788,006	31.7%	0.44%
Time deposits	513,416	12.4%	0.55%	533,994	16.2%	0.74%	641,647	25.9%	1.42%
Total average deposits	$4,155,555	100.0%	0.44%	$3,304,907	100.0%	0.27%	$2,481,985	100.0%	0.55%

During 2022, average deposits increased in all categories, except for time deposits. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.44% in 2022 compared to 0.27% in 2021.

Total deposits as of December 31, 2022, were $4.1 billion, which was an increase of $55.2 million from December 31, 2021. This increase is related to organic deposit growth from franchise expansion into new markets.  As of December 31, 2022, the Company had outstanding time deposits under $250,000 of $308.1 million, time deposits over $250,000 of $147.2 million, and a time deposit fair value adjustment of $239 thousand. The following table summarizes the maturities of time deposits of $250,000 or more as of December 31, 2022 (in thousands):

December 31,
2022
Three months or less	$32,044
Three to six months	36,027
Six to twelve months	42,870
More than twelve months	36,221
Total	$147,162

As of December 31, 2022 and 2021, $1.65 billion and $1.58 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the SmartBank’s regulatory reporting requirements.

Borrowings and Subordinated Debt

Other than deposits, the Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Total borrowings at December 31, 2022 and 2021, was $41.9 million and $87.6 million, respectively. The $45.7 million reduction in borrowings, was primarily the result of the FHLB calling $75.0 million in FHLB Advances during 2022, offset by $24.6 million in secured borrowings and $5.0 million in additional borrowings on a line credit.  Short-term borrowings, included in borrowings, totaled $4.8 million at December 31, 2022 and $5.1 million at December 31, 2021 and consisted entirely of securities sold under repurchase agreements. Long-term debt totaled $42.0 million at December 31, 2022 and $41.9 million at December 31, 2021 and consisted entirely of subordinated debt.  For more information regarding our borrowings and subordinated debt, see "Part II - Item 8. Financial Statements and Supplementary Data – Note 9 – Borrowings and Line of Credit” and “Note 10 – Subordinated Debt."

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2022, we had $76.5 million of unsecured federal funds lines with no funds advanced. In addition, we have access to the Federal Reserve’s discount window in the amount $74.1 million with no borrowings outstanding as of December 31, 2022. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $99.7 million as of December 31, 2022.

At December 31, 2022, we had no FHLB advances outstanding. For more information regarding the FHLB advances, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 9 – Borrowings and Line of Credit." Based on the values of loans pledged as collateral, we had $589.8 million of additional borrowing availability with the FHLB as of December 31, 2022. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

The Company had a Loan and Security Agreement and revolving line of credit for an aggregate amount of $25.0 million. The maturity of the line of credit was March 24, 2023. At December 31, 2022, $12.5 million was outstanding under the line of credit, and $12.5 million of the line of credit remained available to the Company. On February 1, 2023, the Loan and Security Agreement was amended, increasing the revolving line of credit to an aggregate amount of $35.0 million and extending the maturity date to February 1, 2025.

Capital Requirements

The Company and Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Company and Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At December 31, 2022, and 2021, our capital ratios, including our Company and Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs the Bank. For more information regarding our capital, leverage and total capital ratios, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Regulatory Matters.”

The table below (dollars in thousands) summarizes the capital requirements applicable to the Company and Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company and Bank’s capital ratios as of December 31, 2022 and 2021. The Company and Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2022 and 2021. As of December 31, 2022, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2022, that management believes would change this classification.

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$425,957	11.40%	$298,966	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	224,224	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	168,168	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	360,608	7.95%	181,387	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$426,947	11.44%	$298,476	8.00%	$373,094	10.00%
Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	223,857	6.00%	298,476	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	167,892	4.50%	242,511	6.50%
Tier 1 Capital (to Average Assets)[2]	403,613	8.90%	181,383	4.00%	226,729	5.00%

December 31, 2021
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$386,627	12.55%	$246,483	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	184,862	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	138,647	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	325,345	7.45%	174,578	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$378,055	12.29%	$246,053	8.00%	$307,566	10.00%
Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	184,539	6.00%	246,053	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	138,405	4.50%	199,918	6.50%
Tier 1 Capital (to Average Assets)	358,703	8.23%	174,384	4.00%	217,980	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

Contractual Obligations

The following tables present, as of December 31, 2022, our significant fixed and determinable contractual obligations (in thousands):

	As of December 31, 2022, payments due in
				More
	Less than	1 to 3	3 to 5	than 5
	1 year	years	years	years	Total
Operating leases	$1,400	$2,453	$1,984	$4,773	$10,610
Time deposits	317,743	122,350	15,155	11	455,259
Securities sold under agreement to repurchase	4,775	—	—	—	4,775
FHLB advances and other borrowings	37,085	—	—	—	37,085
Subordinated debt	—	—	—	42,500	42,500
Total	$361,003	$124,803	$17,139	$47,284	$550,229

Off-Balance Sheet Arrangements

At December 31, 2022, we had $912.0 million of pre-approved but unused lines of credit and $6.9 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additional information about our off-balance sheet risk exposure is presented in Note 14 – Commitments and Contingent Liabilities to our audited consolidated financial statements.

Critical Accounting Policies

The Company has identified accounting policies that are the most critical to fully understand and evaluate its reported financial results and require management’s most difficult, subjective or complex judgments. Management has reviewed the following critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. These policies, along with a brief discussion of the material implications of the uncertainties of each policy, are below. For a full description of these critical accounting policies, see Note 1 – Summary of Significant Accounting Policies to our audited consolidated financial statements.

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

Fair values for acquired assets and assumed liabilities – Assets and liabilities acquired are recorded at their respective fair values as of the date of the acquisition. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities is allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of December 31, 2022, there was approximately $96.1 million in goodwill. The Company performed a qualitative assessment on goodwill and the results indicated that there was no impairment as of December 31, 2022.

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

Valuation of deferred tax assets- Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2022, there were approximately $24.6 million in net deferred tax assets.

Evaluation of investment securities for other than temporary impairment- We evaluate investment securities for other than temporary impairment taking into account if we do not have the intent to sell a debt security prior to recovery and it is more likely than not that we will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless a credit loss has occurred in the security. Temporary impairments are recognized on the balance sheet in other comprehensive income/loss. If a security becomes permanently impaired the impairment expense would be recognized and reduce earnings. As of December 31, 2022, there was approximately $70.7 million in gross unrealized losses on investment securities that were classified as temporarily impaired.

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

Earnings Simulation Model. We believe interest rate risk is effectively measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts in market interest rates over time. For changes up or down in rates from our static interest rate forecast over the next 12 months, limits in the decline in net interest income are as follows:

Estimated % Change in Net Interest Income Over 12 Months
December 31, 2022:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.44)%
200 basis points increase	(0.99)%
100 basis points decrease	0.27%

Economic Value of Equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.

To help monitor our related risk, we have established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
December 31, 2022:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(1.01)%
200 basis points increase	(2.72)%
100 basis points decrease	(0.13)%

At December 31, 2022, our model results indicated that we were within these policy limits.

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

For the years ended December 31, 2022, 2021, and 2020

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

As permitted by guidance provided by the Staff of U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Sunbelt Group, LLC. ("Sunbelt"), acquired on September 1, 2022. Sunbelt represented 0.38% and 0.15% of consolidated revenue (total interest income and total noninterest income) and consolidated total assets, respectively, as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2022, SmartFinancial, Inc.’s internal control over financial reporting is effective based on those criteria.

FORVIS, LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

SmartFinancial, Inc.

Knoxville, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SmartFinancial, Inc. (Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses

The Company’s loan and lease portfolio totaled $3.3 billion as of December 31, 2022, and the associated allowance for loan and lease losses (ALLL) on loans was $23.3 million.  As more fully described in Notes 1 and 5 to the consolidated financial statements, the Company estimates the ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses in the remainder of the loan and lease portfolio.  The determination of the ALLL requires significant judgment reflecting the Company’s best estimate of probable loan and lease losses and consisted of general reserves on loans collectively evaluated for impairment and specific reserves on loans individually evaluated for impairment.

Historical loss rates are analyzed by segment and applied to loans not considered impaired.  Historical loss rates are adjusted for qualitative factors that, in management’s judgment, reflect the impact of current conditions on loss recognition.  The qualitative risk factor identification and analysis requires management to exercise significant judgment to adjust the estimate of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates.  The Company’s qualitative adjustments include changes in local and national economic conditions, changes in asset quality, changes in loan and lease portfolio volume, the composition and concentrations of credit, the impact of competition on loan and lease structuring and pricing, the impact of the regulatory environment and changes in laws effectiveness of the Company’s loan and lease policies, procedures, and internal controls. The evaluation of these factors contributes significantly to the general reserve component of the estimate of the allowance for loan losses.

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

/s/ FORVIS, LLP

(Formerly, BKD, LLP)

We have served as the Company’s auditor since 2021.

Louisville, Kentucky

March 16, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

SmartFinancial, Inc.

Knoxville, Tennessee

Opinion on the Internal Control over Financial Reporting

We have audited SmartFinancial, Inc.’s (Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control––Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control––Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and our report dated March 16, 2023, expressed an unqualified opinion on those financial statements.

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

As described in Management’s Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Sunbelt Group, LLC acquired on September 1, 2022.  Sunbelt Group, LLC represented .38 percent and .15 percent of consolidated total revenue and consolidated total assets, respectively, as of December 31, 2022.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

(Formerly BKD, LLP)

Louisville, Kentucky

March 16, 2023

Report of Predecessor Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SmartFinancial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, of SmartFinancial, Inc. and Subsidiary (Company) for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ FORVIS, LLP

(Successor to Dixon Hughes Goodman, LLP)

We have served as the Company’s auditor from 2018 to 2021.

Atlanta, Georgia

March 16, 2021

SmartFinancial, Inc. and Subsidiary

Consolidated Financial Statements

Consolidated Balance Sheets

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

	2022	2021
ASSETS:
Cash and due from banks	$44,265	$110,333
Interest-bearing deposits with banks	206,849	897,244
Federal funds sold	15,310	37,500
Total cash and cash equivalents	266,424	1,045,077
Securities available-for-sale, at fair value	483,893	482,453
Securities held-to-maturity, at amortized cost	285,949	76,969
Other investments	15,530	16,494
Loans held for sale	1,752	5,103
Loans and leases	3,253,627	2,693,397
Less: Allowance for loan and lease losses	(23,334)	(19,352)
Loans and leases, net	3,230,293	2,674,045
Premises and equipment, net	92,511	85,958
Other real estate owned	1,436	1,780
Goodwill and other intangibles, net	109,772	105,852
Bank owned life insurance	81,470	79,619
Other assets	68,468	38,229
Total assets	$4,637,498	$4,611,579

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$1,072,449	$1,055,125
Interest-bearing demand	965,911	899,158
Money market and savings	1,583,481	1,493,007
Time deposits	455,259	574,648
Total deposits	4,077,100	4,021,938
Borrowings	41,860	87,585
Subordinated debt	42,015	41,930
Other liabilities	44,071	30,696
Total liabilities	4,205,046	4,182,149
Commitments and contingent liabilities	—	—
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 16,900,805 and 16,802,990 shares issued and outstanding, respectively	16,901	16,803
Additional paid-in capital	294,330	292,937
Retained earnings	156,545	118,247
Accumulated other comprehensive income (loss)	(35,324)	1,443
Total shareholders' equity	432,452	429,430
Total liabilities and shareholders' equity	$4,637,498	$4,611,579

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Income

For the years ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per share data)

	2022	2021	2020
Interest income:
Loans and leases, including fees	$136,381	$118,582	$112,312
Securities:
Taxable	11,799	3,813	2,423
Tax-exempt	2,166	1,215	1,369
Federal funds sold and other earning assets	8,488	1,622	1,509
Total interest income	158,834	125,232	117,613
Interest expense:
Deposits	18,228	8,849	13,597
Borrowings	602	540	816
Subordinated debt	2,503	2,449	2,334
Total interest expense	21,333	11,838	16,747
Net interest income	137,501	113,394	100,866
Provision for loan and lease losses	4,018	1,633	8,683
Net interest income after provision for loan and lease losses	133,483	111,761	92,183
Noninterest income:
Service charges on deposit accounts	5,853	4,650	3,403
Gain on sale of securities	144	45	6
Mortgage banking	1,552	4,040	3,875
Investment services	4,144	2,167	1,566
Insurance commissions	3,595	3,285	1,850
Interchange and debit card transaction fees, net	5,435	4,284	2,413
Other	6,992	5,478	2,313
Total noninterest income	27,715	23,949	15,426
Noninterest expense:
Salaries and employee benefits	63,420	51,656	42,911
Occupancy and equipment	12,034	10,196	8,348
FDIC insurance	2,672	1,833	1,190
Other real estate and loan related expense	2,446	2,098	2,050
Advertising and marketing	1,293	830	834
Data processing and technology	7,283	6,364	4,476
Professional services	3,790	3,147	2,958
Amortization of intangibles	2,607	2,256	1,740
Merger related and restructuring expenses	562	3,701	4,565
Other	10,183	9,310	7,647
Total noninterest expense	106,290	91,391	76,719
Income before income tax expense	54,908	44,319	30,890
Income tax expense	11,886	9,529	6,558
Net income	$43,022	$34,790	$24,332
Earnings per common share:
Basic	$2.57	$2.23	$1.63
Diluted	$2.55	$2.22	$1.62
Weighted average common shares outstanding:
Basic	16,740,450	15,572,537	14,955,423
Diluted	16,871,369	15,699,215	15,019,175

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
Net income	$43,022	$34,790	$24,332
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	(46,152)	(3,941)	3,495
Tax effect	11,921	1,031	(914)
Reclassification of unrealized gain (loss) on securities transferred from available-for-sale to held-to-maturity	(2,009)	905	—
Tax effect	519	(234)	—
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	112	(8)	—
Tax effect	(29)	2	—
Reclassification adjustment for realized losses (gains) included in net income	796	(45)	(6)
Tax effect	(206)	12	2
Unrealized gains (losses) on securities available-for-sale, net of tax	(35,048)	(2,278)	2,577
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	(75)	2,078	(761)
Tax effect	19	(540)	199
Reclassification adjustment for realized gains from the termination of derivative financial instrument included in net income	(940)	—	—
Tax effect	243	—	—
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	(753)	1,538	(562)
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	(1,303)	—	—
Tax effect	337	—	—
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	(966)	—	—

Total other comprehensive income (loss)	(36,767)	(740)	2,015
Comprehensive income	$6,255	$34,050	$26,347

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2019	14,008,233	$14,008	$232,732	$65,839	$168	$312,747
Net income	—	—	—	24,332	—	24,332
Other comprehensive income	—	—	—	—	2,015	2,015
Common stock issued pursuant to:
Stock options exercised	33,556	33	306	—	—	339
Restricted stock	38,113	38	(38)	—	—	—
Shareholders' of Progressive Financial Group, Inc.	1,292,578	1,293	23,254	—	—	24,547
Stock compensation expense	—	—	482	—	—	482
Common stock dividend ($0.20 per share)	—	—	—	(2,986)	—	(2,986)
Repurchases of common stock	(265,266)	(265)	(4,043)	—	—	(4,308)
Balance, December 31, 2020	15,107,214	$15,107	$252,693	$87,185	$2,183	$357,168
Net income	—	—	—	34,790	—	34,790
Other comprehensive (loss)	—	—	—	—	(740)	(740)
Common stock issued pursuant to:
Stock options exercised	20,075	20	185	—	—	205
Restricted stock, net of forfeitures	43,334	43	(43)	—	—	—
Restricted stock withheld for taxes	(191)	—	(5)	—	—	(5)
Shareholders' of Sevier County Bancshares, Inc.	1,692,168	1,692	40,563	—	—	42,255
Stock compensation expense	—	—	693	—	—	693
Common stock dividend ($0.24 per share)	—	—	—	(3,728)	—	(3,728)
Repurchases of common stock	(59,610)	(59)	(1,149)	—	—	(1,208)
Balance, December 31, 2021	16,802,990	$16,803	$292,937	$118,247	$1,443	$429,430
Net income	—	—	—	43,022	—	43,022
Other comprehensive income	—	—	—	—	(36,767)	(36,767)
Common stock issued pursuant to:
Stock options exercised	45,253	45	352	—	—	397
Restricted stock, net of forfeitures	60,515	61	(61)	—	—	—
Restricted stock withheld for taxes	(7,953)	(8)	(198)	—	—	(206)
Stock compensation expense	—	—	1,300	—	—	1,300
Common stock dividend ($0.28 per share)	—	—	—	(4,724)	—	(4,724)
Balance, December 31, 2022	16,900,805	$16,901	$294,330	$156,545	$(35,324)	$432,452

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$43,022	$34,790	$24,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,037	6,745	6,021
Accretion of fair value purchase accounting adjustments, net	(2,158)	(4,511)	(4,457)
Amortization of intangible assets	2,607	2,256	1,740
Provision for loan and lease losses	4,018	1,633	8,683
Stock compensation expense	1,300	693	482
Gain from redemption and sale of securities available-for-sale	(144)	(45)	(6)
Deferred income tax expense (benefit)	(555)	643	(1,219)
Increase in cash surrender value of bank owned life insurance	(1,851)	(1,714)	(707)
Net losses from sale and write downs of other real estate owned	82	160	187
Net gains from mortgage banking	(1,552)	(4,040)	(3,875)
Origination of loans held for sale	(49,258)	(126,493)	(143,022)
Proceeds from sales of loans held for sale	54,161	137,151	141,031
Net (gain) from sale of loans and credit cards	—	(478)	—
Net gain from sale of fixed assets	(244)	—	—
Net change in:
Accrued interest receivable	(4,242)	809	(2,456)
Accrued interest payable	(24)	(613)	(156)
Other assets	(25,424)	(8,717)	2,789
Other liabilities	27,018	7,913	(298)
Net cash provided by operating activities	56,793	46,182	29,069
Cash flows from investing activities:
Available-for-sale:
Proceeds from sales	37,390	16,771	11,759
Proceeds from maturities, calls and paydowns	39,614	132,711	76,195
Purchases	(297,334)	(433,750)	(94,146)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	1,937	—	—
Purchases	(50,575)	(2,446)	—
Proceeds from sales of other investments	1,054	436	34
Purchases of other investments	(91)	(1,602)	(1,223)
Purchases of bank owned life insurance	—	(40,000)	—
Proceeds from bank owned life insurance benefits	—	427	—
Net (increase) decrease in loans and leases	(558,387)	(37,105)	(293,964)
Proceeds from sale of fixed assets	1,460	—	—
Proceeds received from dissolved derivative instrument	940	—	—
Purchases of premises and equipment	(12,487)	(2,377)	(5,439)
Proceeds from sale of other real estate owned	542	2,833	1,314
Proceeds received from sale of loans	—	83,745	—
Net cash (paid) received from business combinations	(4,881)	15,364	46,132
Net cash (used in) provided by investing activities	(840,818)	(264,993)	(259,338)
Cash flows from financing activities:
Net increase in deposits	55,630	781,315	485,396
Net increase (decrease) in securities sold under agreements to repurchase	(310)	(1,514)	(381)
Proceeds from borrowings	30,885	8,201	339,675
Repayment borrowings	(76,300)	(1,097)	(289,718)
Cash dividends paid	(4,724)	(3,728)	(2,986)
Issuance of common stock, net of restricted shares withheld for taxes	191	200	339
Repurchases of common stock	—	(1,208)	(4,308)
Net cash provided by financing activities	5,372	782,169	528,017
Net change in cash and cash equivalents	(778,653)	563,358	297,748
Cash and cash equivalents, beginning of period	1,045,077	481,719	183,971
Cash and cash equivalents, end of period	$266,424	$1,045,077	$481,719
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$21,356	$12,156	$16,903
Net cash paid/received during the period for income taxes	12,205	9,283	8,606
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	281	628	971
Transfer of securities from available-for-sale to held-to-maturity	162,378	74,633	—
Transfer from bank premises to other real estate owned	—	—	1,221
Change in goodwill due to acquisitions and sale of a portfolio of loans	4,580	17,430	8,521

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

The in cash or on deposit Bank is required to maintain average balances with the Federal Reserve Bank. During 2020 the Federal Reserve Bank suspended reserve requirements to provide relief related to the COVID-19 pandemic, thus the Bank did not have a reserve requirement at December 31, 2022 and 2021, respectively.

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

December 31, 2022, 2021 and 2020

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

December 31, 2022, 2021 and 2020

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

December 31, 2022, 2021 and 2020

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

December 31, 2022, 2021 and 2020

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

Other Real Estate Owned:

Other real estate owned acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value less cost to sell, at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent to foreclosure valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent write-downs to the value are expensed. As of December 31, 2022, the was one residential real estate property for $281 thousand where physical possession had been obtained and included with in other real estate owned assets and none at December 31, 2021. There was one residential real estate loan for $33 thousand in the process of foreclosure at December 31, 2022, and none at December 31, 2021.

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

December 31, 2022, 2021 and 2020

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

The Company enters into interest rate derivatives contracts that were designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge if a cash flow hedge.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

Tax positions are recognized if it is more likely than not, based on the technical merits, the tax position will be realized or sustained upon examination.  The term ”more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also included resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgement.  The Company recognizes interest and penalties on income tax expense.  The Company files consolidated income tax returns with its subsidiaries.

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

Comprehensive Income:

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, primarily, (1) unrealized gains and losses on available-for-sale securities, (2) unrealized gains and losses on effective portions of fair value security hedges, (3) unrealized gains and losses on effective portions of cash flow hedges and (4) unrealized gains and losses from securities transferred from available-for-sale to held-to-maturity, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance for credit losses (“ACL”) that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses for loans, investment securities portfolio, and purchased financial assets with credit deterioration. We do not expect this standard to have a material impact on our investment securities portfolio at implementation. ASU 2016-13 also will require enhanced disclosures. We adopted the new standard as of January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A cross-functional working group comprised of individuals from credit administration, risk management, accounting and finance, information technology, among others were in place to implement and develop the data, forecast, processes, and portfolio segmentation that are used in the models that estimate the expected credit loss for our loan segments. Estimating the ACL involves a high degree of management judgment and our process for determining an appropriate ACL may result in a range of estimates for expected credit losses. Our ACL will be management’s best estimate within the range of expected credit losses. The CECL model has been validated and approved for use by the Audit Committee of the Company. Per the accounting standard, management should consider the need to qualitatively adjust expected credit loss estimates for information not already captured in the models developed to estimate losses. As a result, management has developed a qualitative framework and has considered certain qualitative factors that are relevant to the estimate as of January 1, 2023. The Company has contracted with a third party vendor solution to assist us in the application, analysis, and model development required with implementation of ASU 2016-13. This standard requires estimating projected lifetime credit losses based on information about past events, including historical experience, current conditions, reasonable and supportable macro-economic forecast assumptions and certain management judgements

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

over the life of the loans. We currently estimate that our allowance under CECL will be $32.0 million and our liability for unfunded commitments will increase to $3.1 million. The estimated decline in equity, net of tax, is $6.6 million. This estimate is influenced by the composition, characteristics and quality of our loan portfolio, as well as the economic conditions and forecasts as of each reporting period. These economic conditions and forecasts could be significantly different in future periods and will be evaluated quarterly. The impact of the change in the allowance on our results of operations in a provision for credit losses will also depend on the current period net charge-offs, level of loan originations, and change in mix of the loan portfolio.

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

Recently Issued and Adopted Accounting Pronouncements:

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020, through December 31, 2024. The Company has implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has begun negotiating loans using its preferred replacement index, the Secured Overnight Financing Rate ("SOFR"). For the Company’s currently outstanding LIBOR-based loans, the timing and manner in which each customer's contract transitions to SOFR will vary on a case-by-case basis. The Company expects to complete all loan transitions by June 30, 2023.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The purchased assets and assumed liabilities were recorded at their acquisition date fair values(1) and are summarized in the table below (in thousands).

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

The following table discloses the impact of the purchase of Sunbelt since the acquisition date through the year ended December 31, 2022. The table also presents certain pro-forma information (net interest income plus total noninterest income (“Revenue”) and net income) as if the Sunbelt purchase had occurred on January 1, 2021. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

Merger-related costs for the year ended December 31, 2022, were $24 thousand, respectively, and have been excluded from the pro-forma information presented below. The actual results and pro-forma information were as follows (in thousands):

	Year Ended
	December 31,
	Revenue	Net Income
2022:
Actual Sunbelt results included in statement of income since acquisition date	$702	$87
Supplemental consolidation pro-forma as if Sunbelt had been acquired January 1, 2022	165,418	42,999

2021:
Supplemental consolidation pro-forma as if Sunbelt had been acquired January 1, 2021	$139,918	$35,430

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Acquisition of Progressive Financial Group, Inc.

On March 1, 2020, the Company completed the merger of Progressive Financial Group, Inc., a Tennessee corporation (“PFG”), pursuant to an Agreement and Plan of Merger dated October 29, 2019 (the “Merger Agreement”).

In connection with the merger, the Company acquired $301 million of assets and assumed $272 million of liabilities. Pursuant to the Merger Agreement, each outstanding share of PFG common stock was converted into and cancelled in exchange to the right to receive $474.82 in cash, and 62.3808 shares of the Company’s common stock. The Company issued 1,292,578 shares of its common stock and paid $9.8 million in cash as consideration for the Merger. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $8.8 million, representing the intangible value of PFG’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company is amortizing the related core deposit intangible of $1.4 million using the effective yield method over 120 months (10 years), which represents the expected useful life of the asset. The Company also established two intangible assets related to the insurance agency acquired as part of the PFG acquisition; 1.) Customer relationships of $1.1 million, amortizing sum-of-the-years digits over 120 months (10 years), 2.) Tradename of $63 thousand, amortizing straight-line over 60 months (5 years).

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

December 31, 2022, 2021 and 2020

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the years ended December 31, 2022 and 2021, and 73 thousand antidilutive shares for the year ended December 31, 2020, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except per share data):

	2022	2021	2020
Basic earnings per share computation:
Net income available to common shareholders	$43,022	$34,790	$24,332
Average common shares outstanding – basic	16,740,450	15,572,537	14,955,423
Basic earnings per share	$2.57	$2.23	$1.63
Diluted earnings per share computation:
Net income available to common shareholders	$43,022	$34,790	$24,332
Average common shares outstanding – basic	16,740,450	15,572,537	14,955,423
Incremental shares from assumed conversions:
Stock options and restricted stock	130,919	126,678	63,752
Average common shares outstanding - diluted	16,871,369	15,699,215	15,019,175
Diluted earnings per common share	$2.55	$2.22	$1.62

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Note 4. Securities

The amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2022 and 2021 are summarized as follow (in thousands):

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$241,506	$—	$(17,853)	$223,653
U.S. Government-sponsored enterprises (GSEs)	1,593	—	(18)	1,575
Municipal securities	19,210	17	(616)	18,611
Other debt securities	32,959	—	(2,408)	30,551
Mortgage-backed securities (GSEs)	233,948	6	(24,451)	209,503
Total	$529,216	$23	$(45,346)	$483,893

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,295	$—	$(5,613)	$144,682
U.S. Government-sponsored enterprises (GSEs)	50,539	—	(8,037)	42,502
Municipal securities	53,694	—	(7,550)	46,144
Mortgage-backed securities (GSEs)	31,421	—	(4,136)	27,285
Total	$285,949	$—	$(25,336)	$260,613

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$138,212	$64	$(518)	$137,758
U.S. Government-sponsored enterprises (GSEs)	21,898	76	(173)	21,801
Municipal securities	67,310	512	(2)	67,820
Other debt securities	26,989	313	(82)	27,220
Mortgage-backed securities (GSEs)	228,011	971	(1,128)	227,854
Total	$482,420	$1,936	$(1,903)	$482,453

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$31,023	$20	$(87)	$30,956
Municipal securities	45,946	63	(19)	45,990
Total	$76,969	$83	$(106)	$76,946

At December 31, 2022 and 2021, securities with a carrying value totaling approximately $304.8 million and $201.2 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

During the first quarter of 2022 and the fourth quarter of 2021, the Company transferred $162.4 million and $74.6 million, respectively, of available-for-sale securities to the held-to-maturity category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The related $2.0 million of unrealized holding loss that was included in the transfer is retained in accumulated other comprehensive income, net of tax, and in the carrying value of the held-to-maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

The Company has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available for sale securities. See Note 18 – Derivatives Financial Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

The amortized cost and estimated market value of securities by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$270	$270
Due from one year to five years	212,645	199,046
Due from five years to ten years	72,010	65,065
Due after ten years	10,343	10,009
	295,268	274,390
Mortgage-backed securities	233,948	209,503
Total	$529,216	$483,893

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	150,295	144,685
Due from five years to ten years	38,069	32,848
Due after ten years	66,164	55,795
	254,528	233,328
Mortgage-backed securities	31,421	27,285
Total	$285,949	$260,613

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale and securities held-to-maturity have been in a continuous unrealized loss position, as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$134,414	$(7,610)	9	$89,239	$(10,243)	11	$223,653	$(17,853)	20
U.S. Government-sponsored enterprises (GSEs)	1,266	(14)	1	309	(4)	2	1,575	(18)	3
Municipal securities	13,146	(616)	20	—	—	—	13,146	(616)	20
Other debt securities	25,044	(1,866)	20	5,506	(542)	6	30,550	(2,408)	26
Mortgage-backed securities (GSEs)	111,598	(8,968)	86	96,285	(15,483)	28	207,883	(24,451)	114
Total	$285,468	$(19,074)	136	$191,339	$(26,272)	47	$476,807	$(45,346)	183

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$144,683	$(5,613)	4	$—	$—	—	$144,683	$(5,613)	4
U.S. Government-sponsored enterprises (GSEs)	13,048	(2,503)	3	29,451	(5,534)	10	42,499	(8,037)	13
Municipal securities	40,770	(6,387)	28	5,375	(1,163)	7	46,145	(7,550)	35
Mortgage-backed securities (GSEs)	—	—	—	27,285	(4,136)	5	27,285	(4,136)	5
Total	$198,501	$(14,503)	35	$62,111	$(10,833)	22	$260,612	$(25,336)	57

	December 31, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$99,959	$(518)	11	$—	$—	—	$99,959	$(518)	11
U.S. Government-sponsored enterprises (GSEs)	14,156	(168)	2	579	(5)	2	14,735	(173)	4
Municipal securities	2,519	(2)	1	—	—	—	2,519	(2)	1
Other debt securities	5,983	(82)	6	—	—	—	5,983	(82)	6
Mortgage-backed securities (GSEs)	159,725	(1,002)	31	8,233	(126)	6	167,958	(1,128)	37
Total	$282,342	$(1,772)	51	$8,812	$(131)	8	$291,154	$(1,903)	59

	December 31, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$21,901	$(87)	8	$—	$—	—	$21,901	$(87)	8
Municipal securities	4,173	(19)	6	—	—	—	4,173	(19)	6
Total	$26,074	$(106)	14	$—	$—	—	$26,074	$(106)	14

The Company reviews the securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. A determination as to whether a security’s decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Company may consider in the other-than-temporary impairment analysis include the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions.

Based on this evaluation, the Company concluded that any unrealized losses at December 31, 2022 represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of December 31, 2022, the Company does not intend to sell any of the securities, does not expect to be required to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2022, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	December 31,	December 31,
	2022	2021
Federal Reserve Bank stock	$9,783	$9,693
Federal Home Loan Bank stock	5,397	6,451
First National Bankers Bank stock	350	350
Total	$15,530	$16,494

Note 5. Loans and Leases and Allowance for Loan and Lease Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	December 31, 2022			December 31, 2021
	PCI	All Other		PCI	All Other
	Loans and Leases[1]	Loans and Leases	Total	Loans and Leases[1]	Loans and Leases	Total
Commercial real estate	$15,946	$1,611,815	$1,627,761	$20,875	$1,363,281	$1,384,156
Consumer real estate	8,352	579,625	587,977	11,833	465,439	477,272
Construction and land development	1,529	400,972	402,501	2,882	275,504	278,386
Commercial and industrial	1,893	549,974	551,867	2,516	485,508	488,024
Leases	968	66,459	67,427	3,170	50,538	53,708
Consumer and other	3	16,091	16,094	71	11,780	11,851
Total loans and leases	28,691	3,224,936	3,253,627	41,347	2,652,050	2,693,397
Less: Allowance for loan and lease losses	(121)	(23,213)	(23,334)	(179)	(19,173)	(19,352)
Loans and leases, net	$28,570	$3,201,723	$3,230,293	$41,168	$2,632,877	$2,674,045

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

The Bank occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, the Bank has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from the Bank. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the Commercial Real Estate totals above with a corresponding liability reflected in other borrowings. At December 31, 2022, the total participated portions of loans of this nature totaled $24.6 million and none at December 31, 2021. Subsequent to year-end, these loan participation agreements were amended in order to permit sales treatment accounting.

Credit Risk Management:

The Company employs a credit risk management process with defined policies, accountability and routine reporting to manage credit risk in the loan and lease portfolio segments. Credit risk management is guided by credit policies that provide for a consistent and prudent approach to underwriting and approvals of credits. Within the Credit Policy,

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

The allowance for loan and lease losses related to specific loans and leases is based on management’s estimate of potential losses on impaired loans and leases as determined by: (1) the present value of expected future cash flows; (2) the fair value of collateral if the loan or lease is determined to be collateral dependent; or (3) the loan’s or leases’ observable market price. The Company’s homogeneous loan and lease pools include commercial real estate loans, consumer real estate loans, construction and land development loans, commercial and industrial loans, leases and consumer and other loans. The general allocations to these loan and lease pools are based on the historical loss rates for specific loan and lease types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors.

The qualitative factors considered by management include, among other factors: (1) changes in local and national economic conditions; (2) changes in asset quality; (3) changes in loan and lease portfolio volume; (4) the composition and concentrations of credit; (5) the impact of competition on loan and lease structuring and pricing; (6) the impact of the regulatory environment and changes in laws; (7) effectiveness of the Company’s loan and lease policies, procedures and internal controls. The total allowance established for each homogeneous loan and lease pool represents the product of the historical loss ratio adjusted for qualitative factors and the total dollar amount of the loans and leases in the pool.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and leases may change materially in the near term.

The composition of loans by loan and lease classification for impaired and performing loan and lease status is summarized in the tables below (in thousands):

			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
December 31, 2022:
Performing loans and leases	$1,611,815	$578,342	$400,114	$549,974	$66,459	$16,091	$3,222,795
Impaired loans and leases	—	1,283	858	—	—	—	2,141
	1,611,815	579,625	400,972	549,974	66,459	16,091	3,224,936
PCI loans and leases	15,946	8,352	1,529	1,893	968	3	28,691
Total loans and leases	$1,627,761	$587,977	$402,501	$551,867	$67,427	$16,094	$3,253,627

December 31, 2021:
Performing loans and leases	$1,362,423	$463,374	$275,504	$485,411	$50,538	$11,780	$2,649,030
Impaired loans and leases	858	2,065	—	97	—	—	3,020
	1,363,281	465,439	275,504	485,508	50,538	11,780	2,652,050
PCI loans and leases	20,875	11,833	2,882	2,516	3,170	71	41,347
Total loans and leases	$1,384,156	$477,272	$278,386	$488,024	$53,708	$11,851	$2,693,397

The following tables show the allowance for loan and lease losses allocation by loan classification for impaired, PCI, and performing loans (in thousands):

			Construction	Commercial		Consumer
	Commercial	Consumer	and Land	and		and
	Real Estate	Real Estate	Development	Industrial	Leases	Other	Total
December 31, 2022:
Performing loans and leases	$10,815	$3,913	$2,674	$3,997	$1,293	$136	$22,828
Impaired loans and leases	—	—	385	—	—	—	385
	10,815	3,913	3,059	3,997	1,293	136	23,213
PCI loans and leases	6	115	—	—	—	—	121
Total loans and leases	$10,821	$4,028	$3,059	$3,997	$1,293	$136	$23,334

December 31, 2021:
Performing loans and leases	$9,355	$3,237	$1,882	$3,685	$330	$123	$18,612
Impaired loans and leases	396	69	—	96	—	—	561
	9,751	3,306	1,882	3,781	330	123	19,173
PCI loans and leases	30	148	—	—	—	1	179
Total loans and leases	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The following tables detail the changes in the allowance for loan and lease losses by loan classification (in thousands):

	Year Ended December 31, 2022
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352
Charged-off loans and leases	—	(33)	—	(307)	(110)	(744)	(1,194)
Recoveries of charge-offs	6	564	—	184	194	210	1,158
Provision charged to expense	1,034	43	1,177	339	879	546	4,018
Ending balance	$10,821	$4,028	$3,059	$3,997	$1,293	$136	$23,334

	Year Ended December 31, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346
Charged-off loans and leases	—	(67)	—	(298)	(166)	(482)	(1,013)
Recoveries of charge-offs	83	39	—	25	41	198	386
Provision charged to expense	2,119	11	(194)	(1,053)	455	295	1,633
Ending balance	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352

	Year Ended December 31, 2020
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$4,508	$2,576	$1,127	$1,957	$—	$75	$10,243
Charged-off loans and leases	—	(23)	—	(420)	—	(398)	(841)
Recoveries of charge-offs	19	39	2	114	—	87	261
Provision charged to expense	3,052	879	947	3,456	—	349	8,683
Ending balance	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. Our provision for loan and lease losses for the years ended December 31, 2022, 2021 and 2020, were $4.0 million, $1.6 million and $8.7 million, respectively. As of December 31, 2022, and 2021, our allowance for loan and lease losses was $23.3 million and $19.4 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for loan and lease loss as a percentage of total loans was 0.72% at December 31, 2022 and 2021, respectively.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating (in thousands):

	December 31, 2022
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$1,579,387	$576,428	$399,846	$545,210	$66,459	$16,057	$3,183,387
Watch	29,810	1,496	224	4,523	—	19	36,072
Special mention	2,539	35	—	61	—	—	2,635
Substandard	79	1,666	902	180	—	15	2,842
Doubtful	—	—	—	—	—	—	—
Total	1,611,815	579,625	400,972	549,974	66,459	16,091	3,224,936

PCI Loans and Leases:
Pass	11,924	6,927	1,054	1,893	968	3	22,769
Watch	1,439	188	46	—	—	—	1,673
Special mention	11	54	—	—	—	—	65
Substandard	2,572	1,183	429	—	—	—	4,184
Doubtful	—	—	—	—	—	—	—
Total	15,946	8,352	1,529	1,893	968	3	28,691
Total loans and leases	$1,627,761	$587,977	$402,501	$551,867	$67,427	$16,094	$3,253,627

	December 31, 2021
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$1,330,888	$460,190	$275,124	$480,677	$50,538	$11,724	$2,609,141
Watch	27,246	1,334	237	4,345	—	42	33,204
Special mention	4,120	1,525	70	228	—	—	5,943
Substandard	1,027	2,390	73	213	—	14	3,717
Doubtful	—	—	—	45	—	—	45
Total	1,363,281	465,439	275,504	485,508	50,538	11,780	2,652,050

PCI Loans and Leases:
Pass	16,019	9,714	2,335	2,516	3,170	71	33,825
Watch	1,271	539	91	—	—	—	1,901
Special mention	15	68	—	—	—	—	83
Substandard	3,570	1,512	456	—	—	—	5,538
Doubtful	—	—	—	—	—	—	—
Total	20,875	11,833	2,882	2,516	3,170	71	41,347
Total loans and leases	$1,384,156	$477,272	$278,386	$488,024	$53,708	$11,851	$2,693,397

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	December 31, 2022
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$54	$—	$—	$—	$54	$15,946	$1,611,761	$1,627,761
Consumer real estate	594	—	—	1,665	2,259	8,352	577,366	587,977
Construction and land development	—	—	—	920	920	1,529	400,052	402,501
Commercial and industrial	185	18	—	180	383	1,893	549,591	551,867
Leases	1,024	84	143	28	1,279	968	65,180	67,427
Consumer and other	103	4	—	15	122	3	15,969	16,094
Total	$1,960	$106	$143	$2,808	$5,017	$28,691	$3,219,919	$3,253,627

	December 31, 2021
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$172	$—	$—	$858	$1,030	$20,875	$1,362,251	$1,384,156
Consumer real estate	884	10	—	2,139	3,033	11,833	462,406	477,272
Construction and land development	91	—	—	—	91	2,882	275,413	278,386
Commercial and industrial	1,191	119	45	116	1,471	2,516	484,037	488,024
Leases	361	—	—	—	361	3,170	50,177	53,708
Consumer and other	99	4	19	11	133	71	11,647	11,851
Total	$2,798	$133	$64	$3,124	$6,119	$41,347	$2,645,931	$2,693,397

Impaired Loans and Leases:

A loan or lease held for investment is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the terms of the loan or lease agreement.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The following is an analysis of the impaired loan and lease portfolio, including PCI loans and leases, detailing the related allowance recorded (in thousands):

	December 31, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans and leases without a valuation allowance:
Commercial real estate	$—	$—	$—	$—	$—	$—
Consumer real estate	1,283	1,282	—	1,805	1,806	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,283	1,282	—	1,805	1,806	—
Impaired loans and leases with a valuation allowance:
Commercial real estate	—	—	—	858	859	396
Consumer real estate	—	—	—	260	262	69
Construction and land development	858	858	385	—	—	—
Commercial and industrial	—	—	—	97	96	96
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	858	858	385	1,215	1,217	561
PCI loans and leases:
Commercial real estate	500	580	6	707	926	30
Consumer real estate	684	646	115	1,129	1,251	148
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	5	3	1
	1,184	1,226	121	1,841	2,180	179
Total impaired loans and leases	$3,325	$3,366	$506	$4,861	$5,203	$740

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$122	$—	$800	$1
Consumer real estate	1,728	94	1,783	78
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
	1,850	94	2,583	79
Impaired loans and leases with a valuation allowance:
Commercial real estate	343	—	1,145	104
Consumer real estate	52	—	334	14
Construction and land development	515	—	—	—
Commercial and industrial	19	—	132	8
Leases	—	—	—	—
Consumer and other	—	—	—	—
	929	—	1,611	126
PCI loans and leases:
Commercial real estate	702	57	488	42
Consumer real estate	819	50	1,140	83
Construction and land development	—	—	—	—
Commercial and industrial	—	—	197	3
Leases	—	—	—	—
Consumer and other	2	—	13	—
	1,523	107	1,838	128
Total impaired loans and leases	$4,302	$201	$6,032	$333

Troubled Debt Restructurings:

At December 31, 2022 and 2021, impaired loans included loans that were classified as TDRs. The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

In assessing whether or not a borrower is experiencing financial difficulties, the Company considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether: (i) the debtor is currently in payment default on any of its debt; (ii) a payment default is probable in the foreseeable future without the modification; (iii) the debtor has declared or is in the process of declaring bankruptcy; and (iv) the debtor’s projected cash flow is sufficient to satisfy contractual payments due under the original terms of the loan without a modification.

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

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as: (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

As of December 31, 2022, and 2021, management had approximately $101 thousand and $206 thousand, respectively, in loans that met the criteria for TDR restructured loans, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following table presents a summary of loans that were modified as troubled debt restructurings at December 31, 2022 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
		Recorded	Recorded
December 31, 2022	Number of Contracts	Investment	Investment
Consumer real estate	1	$74	$97
Consumer and other	1	10	4

There was one loan that was modified as troubled debt restructuring during the past twelve months, but was paid-off after the restructuring and not outstanding at December 31, 2022. None of the trouble debt restructurings are currently past due.

Foreclosure Proceedings and Balances:

As of December 31, 2022, there was one residential real estate property for $281 thousand in which physical possession had been obtained and included within other real estate owned assets and none at December 31, 2021. There was one residential real estate loan for $33 thousand in the process of foreclosure at December 31, 2022, and none at December 31, 2021.

Purchased Credit Impaired Loans and Leases:

The Company has acquired loans and leases which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans and leases for the years ended December 31, are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Commercial real estate	$25,364	$31,600
Consumer real estate	10,225	14,215
Construction and land development	2,202	3,699
Commercial and industrial	2,424	3,424
Leases	1,211	3,557
Consumer and other	27	125
Total loans and leases	41,453	56,620
Less: Remaining purchase discount	(12,762)	(15,273)
Total loans and leases, net of purchase discount	28,691	41,347
Less: Allowance for loan and leases losses	(121)	(179)
Carrying amount, net of allowance	$28,570	$41,168

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The following is a summary of the accretable yield on acquired loans and leases for the years ended December 31, (in thousands):

	2022	2021	2020
Accretable yield, beginning of period	$14,618	$16,889	$8,454
Additions	—	4,202	2,515
Accretion income	(4,561)	(6,306)	(5,347)
Reclassification	2,295	2,214	2,792
Other changes, net	4,504	(2,381)	8,475
Accretable yield, end of period	$16,856	$14,618	$16,889

There was an allowance for loan and leases losses on purchase credit impaired loans at the years ended December 31, 2022 and 2021 of $121 thousand and $179 thousand, respectively.

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

	2022	2021
Balance, beginning of year	$13,970	$14,459
Disbursements	3,162	1,306
Repayments	(2,886)	(1,795)
Balance, end of year	$14,246	$13,970

At December 31, 2022, the Company had pre-approved but unused lines of credit totaling approximately $12.8 million to related parties.

Note 6. Premises and Equipment

A summary of premises and equipment at December 31, is as follows (in thousands):

	Useful Life	2022	2021
Land and land improvements	Indefinite	$21,654	$19,511
Building and leasehold improvements	15-40 years	69,276	65,115
Furniture, fixtures and equipment	3-7 years	24,601	21,530
Construction in progress		1,762	492
Total, gross		117,293	106,648
Accumulated depreciation		(24,782)	(20,690)
Total, net		$92,511	$85,958

At December 31, 2022 management estimates the cost necessary to complete the construction in progress will be approximately $1.3 million.

Depreciation and amortization expense relating to premises and equipment was $4.7 million, $4.2 million and $3.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Note 7. Goodwill and Intangible Assets

Goodwill and Intangible Assets:

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year. For 2022, the results of the qualitative assessment provided no indication of potential impairment. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	December 31,	December 31,
	2022	2021
Goodwill:
Balance, beginning of period	$91,565	$74,135
Acquisition of PFG	—	323
Acquisition of Fountain	—	2,400
Acquisition of SCB	—	17,171
Acquisition of Sunbelt	4,580	—
Adjustment, due to sale	—	(2,464)
Balance, end of the period	$96,145	$91,565

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
December 31, 2022:
Beginning balance January 1, 2022, gross	$17,470	$3,722	$63	$21,255
Acquisition of Sunbelt	-	1,948	-	1,948
Balance, December 31, 2022, other intangible assets, gross	17,470	5,670	63	23,203
Less: accumulated amortization	(8,021)	(1,519)	(36)	(9,576)
Balance, December 31, 2022, other intangible assets, net	$9,449	$4,151	$27	$13,627

December 31, 2021:
Beginning balance January 1, 2021, gross	$15,920	$1,064	$63	$17,047
Acquisition of Fountain	-	2,658	-	2,658
Acquisition of SCB	1,550	-	-	1,550
Balance, December 31, 2021, other intangible assets, gross	17,470	3,722	63	21,255
Less: accumulated amortization	(6,212)	(733)	(23)	(6,968)
Balance, December 31, 2021, other intangible assets, net	$11,258	$2,989	$40	$14,287

The aggregate amortization expense for other intangibles assets for the years ended December 31, 2022, 2021 and 2020, was $2.6 million, $2.3 million, and $1.7 million, respectively.

The estimated aggregate amortization expense for future periods for other intangible assets is as follows (in thousands):

2023	$2,609
2024	2,438
2025	2,258
2026	2,086
2027	1,904
Thereafter	2,332
Total	$13,627

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Note 8. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more was $147.2 million and $160.0 million at December 31, 2022 and 2021, respectively. At December 31, 2022, the scheduled maturities of time deposits are as follows (in thousands):

2023	$317,743
2024	101,389
2025	20,961
2026	8,919
2027	6,236
Thereafter	11
Total	$455,259

As of December 31, 2022, and 2021, there was a fair value adjustment of $239 thousand and $707 thousand, respectively, to time deposits as a result of business combinations.

From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as "related parties"). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits was $23.2 million and $25.4 million at December 31, 2022 and 2021, respectively.

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

At December 31, 2022 and 2021, the Company had securities sold under agreements to repurchase of $4.8 million and $5.1 million, respectively, with commercial checking customers which were secured by government agency securities. The average balance for 2022 and 2021 was $5.4 million and $5.7 million, respectively. The maximum month-end outstanding balance for 2022 and 2021 was $5.9 million and $7.3 million, respectively. The carrying value of investment securities pledged as collateral under repurchase agreements was $9.2 million and $10.1 million at December 31, 2022 and December 31, 2021, respectively.

Federal Reserve Bank:

The Bank has agreements with the Federal Reserve Bank’s discount window to provide additional funding to the Bank. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

At December 31, 2022 and 2021, the funding capacity and loans secured for borrowings was as follows (in thousands):

	2022	2021
Maximum funding capacity	$74,054	$116,942
Borrowings	—	—
Additional funding capacity	$74,054	$116,942
Loans secured for borrowings	$99,728	$194,543

Federal Home Loan Bank Advances:

The Bank has agreements with the Federal Home Loan Bank of Cincinnati ("FHLB") that can provide advances to the Bank. All of the advances are secured by a blanket lien on qualifying first mortgages on 1-4 family residential, multi-family properties and commercial properties and are pledged as collateral for these advances. There were no securities pledged to FHLB at December 31, 2022 and 2021.

At December 31, 2022 and 2021, the borrowing capacity and loans secured for advances was as follows (in thousands):

	2022	2021
Maximum borrowing capacity	$593,759	$243,467
FHLB advances	—	(75,000)
Standby letters of credit	(3,981)	(3,981)
Additional borrowing capacity	$589,778	$164,486
Loans secured for advances	$777,480	$342,206

At December 31, 2022 and 2021, FHLB advances consist of the following (in thousands):

	2022	2021
Long-term advance dated September 10, 2019, requiring monthly interest payments, fixed at 0.93%, with a put option exercisable on September 10, 2020 and then quarterly thereafter, principal due in September 2029.[1]	$—	$25,000

Long-term advance dated February 28, 2020, requiring monthly interest payments, fixed at 0.46%, with a put option exercisable on February 26, 2021 and then quarterly thereafter, principal due in February 2030.[1]	—	50,000
Total	$—	$75,000

1On agreements with put options, the FHLB has the right, at its discretion, to terminate the entire advance prior to the stated maturity date. The termination option may only be exercised on the expiration date of the predetermined lockout period and on a quarterly basis thereafter. During 2022 the FHLB called these advances.

Scheduled maturities:

At December 31, 2022, the Company had no scheduled maturities for FHLB advances.

Federal Funds Purchased:

There were no federal funds purchased as of December 31, 2022 and 2021 respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Line of Credit:

The Company has a Loan and Security Agreement and revolving line of credit for an aggregate amount of $25 million. The maturity of the line of credit is March 24, 2023. At December 31, 2022, $12.5 million was outstanding under the line of credit, and $12.5 million of the line of credit remained available to the Company. On February 1, 2023, the Loan and Security Agreement was amended, increasing the revolving line of credit to an aggregate amount of $35.0 million and extending the maturity date to February 1, 2025.

Secured Borrowings:

The Bank occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, the Bank has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from the Bank. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The secured borrowings of this nature totaled $24.6 million at December 31, 2022, and none at December 31, 2021. Subsequent to year-end, these loan participation agreements were amended in order to permit sales treatment accounting.

Note 10. Subordinated Debt

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of December 31, 2022 and 2021. Unamortized debt issuance cost was $485 thousand and $570 thousand at December 31, 2022 and 2021, respectively.

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

The Notes debt issuance costs totaled $844 thousand and will be amortized through the Notes’ maturity date. Amortization expense totaled $84 thousand for each of the years ended December 31, 2022, 2021 and 2020, respectively.

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

December 31, 2022, 2021 and 2020

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		December 31,	December 31,
	Classification	2022	2021
Assets:
Operating lease right-of-use assets	Other assets	$9,314	$9,812
Liabilities:
Operating lease liabilities	Other liabilities	$9,457	$9,881

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

As of December 31, 2022, the weighted average remaining lease term was 9.19 years and the weighted average discount rate was 2.35%.

The Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance. The following table represents lease costs and other lease information for the years ended December 31, (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Lease costs:
Operating lease costs	$1,633	$1,222	$1,044
Variable lease costs	100	97	111
Total	$1,733	$1,319	$1,155
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,562	$1,180	$1,265

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 were as follows (in thousands):

Amounts
2023	$1,400
2024	1,260
2025	1,193
2026	1,095
2027	889
Thereafter	4,773
Total future minimum lease payments	10,610
Amounts representing interest	(1,153)
Present value of net future minimum lease payments	$9,457

Lease expense for the years ended December 31, 2022, 2021, and 2020, was $1.7 million, $1.3 million and $1.2 million, respectively.

The Company entered into two leasing arrangements for branch offices with companies that are wholly owned by a board of director’s immediate family. The Company has determined that these leasing arrangements were considered economically fair and in the best interest of the Company. For the years ended December 31, 2022, 2021, and 2020, the Company paid $150 thousand for each period, respectively, for base rent payments.

Note 12. Income Taxes

Income tax expense in the consolidated statements of income for the years ended December 31, 2022, 2021, and 2020, includes the following (in thousands):

	2022	2021	2020
Current tax expense
Federal	$10,412	$8,031	$6,330
State	2,029	855	1,447
Deferred tax expense related to:
Federal	(407)	405	(991)
State	(148)	238	(228)
Total income tax expense	$11,886	$9,529	$6,558

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory income tax rate of 21%. The reasons for this difference are as follows (in thousands):

	2022	2021	2020
Federal income tax expense computed at the statutory rate	$11,531	$9,307	$6,487
State income taxes, net of federal tax benefit	1,486	863	923
Nondeductible acquisition expenses	1	94	109
Tax-exempt interest	(624)	(568)	(555)
Bank-owned life insurance	(389)	(393)	(149)
Tax benefit from stock options	(170)	(10)	(14)
Other	51	236	(243)
Total income tax expense	$11,886	$9,529	$6,558

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The components of the net deferred tax asset, which are included in Other Assets in the consolidated balance sheets, as of December 31, 2022 and 2021, were as follows (in thousands):

	2022	2021
Deferred tax assets:
Allowance for loan losses	$6,033	$5,011
Fair value adjustments	3,366	4,119
Unrealized losses on investment securities	11,965	—
Unrealized losses on hedges	337	—
Other real estate owned	258	306
Deferred compensation	2,316	1,564
Lease liability	2,445	2,559
Federal net operating loss carryforward	4,335	4,645
Other	1,617	1,977
Total deferred tax assets	32,672	20,181
Deferred tax liabilities:
Accumulated depreciation	2,464	2,317
Core deposit intangible	2,362	3,047
Right of use asset	2,408	2,541
Unrealized gains on investment securities	—	240
Unrealized gains on hedges	—	262
Other	845	540
Total deferred tax liabilities	8,079	8,947
Net deferred tax asset	$24,593	$11,234

At December 31, 2022, the Company has a federal net operating loss carryforward recorded of approximately $20.6 million acquired with the acquisition of SCB.  The net operating loss is subject to Section 382 limitations. The federal net operating loss will begin to expire in 2030. The income tax returns of the Company for 2021, 2020, and 2019 are subject to examination by the federal and state taxing authorities, generally for three years after they were filed.

Note 13. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the years ended December 2022, 2021, and 2020, was $1.6 million, $1.3 million and $1.1 million, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At December 31, 2022, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,766,245 Rights available for future grants or awards.

The Company’s 2015 Stock Incentive Plan has 14,505 Rights issued. In addition, the Company has 17,540 Rights issued from the Cornerstone Non-Qualified Plan Options, which does not have any Rights available for future grants or awards.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Stock Options:

A summary of the activity in these stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2020	99,617	$10.19
Granted	—	—
Exercised	(19,950)	10.26
Forfeited	—	—
Outstanding at December 31, 2021	79,667	10.17
Granted	—	—
Exercised	(45,253)	8.75
Forfeited	(2,369)	11.90
Outstanding at December 31, 2022	32,045	12.04

Information pertaining to options outstanding at December 31, 2022, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$9.48	7,290	0.19 years	$9.48	7,290	$9.48
9.60	10,250	0.79 years	9.60	10,250	9.60
15.05	14,505	2.42 years	15.05	14,505	15.05
Outstanding, end of period	32,045	1.39 years	$12.04	32,045	$12.04

The Company did not recognize any stock option-based compensation expense for the year ended December 31, 2022, 2021 and 2020, respectively, as all stock options are fully vested. As of December 31, 2022, all options were fully vested and currently no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

The intrinsic value of options exercised during the year ended December 31, 2022 and 2021 was $806 thousand and $233, thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2022, was $495 thousand. Cash received from options exercised under all share-based payment arrangements for the period ended December 31, 2022, was $397 thousand.

No options vested during the year ended December 31, 2022, and 2021, respectively. The income tax benefit recognized for the exercise of options during the periods ended December 31, 2022, 2021, and 2020 was $209 thousand, $13 thousand, and $18 thousand, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the year ended December 31, 2022 is presented below:

The following table summarizes activity relating to non-vested restricted stock awards:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2021	144,367	$19.49
Granted	23,115	26.57
Vested	(34,146)	24.13
Forfeited/expired	(3,500)	16.44
Balance at December 31, 2022	129,836	$19.61

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the year ended December 31, 2022, 2021, and 2020, was $1.3 million, $693 thousand, and $482 thousand, respectively. As of December 31, 2022, there was $1.0 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 1.82 years. The grant-date fair value of restricted stock awards vested was $824 thousand for the year ended December 31, 2022.

Stock Appreciation Rights ("SARs"):

When SARs are issued, they are assigned an exercisable price based on the closing stock price on the date of grant.  The SARs are recorded at fair market value and adjusted through salaries and employee benefits expense. The SAR’s will be settled through cash based on the difference of Company’s closing stock price on exercise date and original grant date stock price. SARs compensation expense of $93 thousand, $256 thousand and $51 thousand was recognized for the years ended December 31, 2022, 2021, and 2020, respectively.

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2020	73,000	$19.02
Granted	22,000	20.70
Exercised	(34,000)	21.61
Forfeited/Expired	(6,000)	18.00
Outstanding at December 31, 2021	55,000	18.21
Granted	—	—
Exercised	(19,000)	18.12
Forfeited/Expired	—	—
Outstanding at December 31, 2022	36,000	$18.25

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Information pertaining to SARs outstanding at December 31, 2022, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	16,000	1.00 years	$15.19	—	$—
20.70	20,000	2.00 years	20.70	—	—
Outstanding, end of period	36,000	1.56 years	$18.25	—	$—

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

A summary of the Company's total contractual amount for all off-balance sheet commitments for the years ended December 31, 2022 and 2021, are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Commitments to extend credit	$911,998	$669,770
Standby letters of credit	6,897	17,868

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At December 31, 2022 and 2021, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

insignificant. The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on standby letters of credit for the years ended December 31, 2022 and 2021.

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

Note 15. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At December 31, 2022, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

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

During the year ended December 31, 2021 the Bank paid $10.0 million in dividends to the Company. No dividends were paid to the Company during the year ended December 31, 2022. Since the fourth quarter of 2019, the Company has paid a quarterly common stock dividend.  During the years ended December 31, 2022, and 2021, the Company paid a quarterly common stock dividend of $0.07 and $0.06 per share, respectively. The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Regulatory Capital Levels:

Actual and required capital levels at December 31, 2022 and 2021 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$425,957	11.40%	$298,966	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	224,224	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	168,168	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	360,608	7.95%	181,387	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$426,947	11.44%	$298,476	8.00%	$373,094	10.00%
Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	223,857	6.00%	298,476	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	167,892	4.50%	242,511	6.50%
Tier 1 Capital (to Average Assets)[2]	403,613	8.90%	181,383	4.00%	226,729	5.00%

December 31, 2021
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$386,627	12.55%	$246,483	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	184,862	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	325,345	10.56%	138,647	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	325,345	7.45%	174,578	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$378,055	12.29%	$246,053	8.00%	$307,566	10.00%
Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	184,539	6.00%	246,053	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	358,703	11.66%	138,405	4.50%	199,918	6.50%
Tier 1 Capital (to Average Assets)	358,703	8.23%	174,384	4.00%	217,980	5.00%
1	The prompt corrective action provisions are applicable at the Bank level only.
2	Average assets for the above calculations were based on the most recent quarter.

Note 16. Concentrations of Credit Risk

The Company originates primarily commercial, residential, and consumer loans to customers in East and Middle Tennessee, Alabama, and the Florida panhandle. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

Eighty percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market areas. Commercial real estate, including commercial construction loans, represented 58% of the loan portfolio at December 31, 2022, and 59% of the loan portfolio at December 31, 2021. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of other real estate owned is susceptible to changes in real estate conditions in the Company’s primary market areas. The other concentrations of credit by type of loan are set forth in Note 5.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

December 31, 2022, 2021 and 2020

Derivative financial instruments - The fair value for derivative financial instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters. The derivative financial instruments are generally classified Level 2.

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022:
Assets:
Securities available-for-sale:
U.S. Treasury	$223,653	$—	$223,653	$—
U.S. Government-sponsored enterprises (GSEs)	1,575	—	1,575	—
Municipal securities	18,611	—	18,611	—
Other debt securities	30,551	—	30,551	—
Mortgage-backed securities (GSEs)	209,503	—	209,503	—
Total securities available-for-sale	483,893	—	483,893	—

Derivative financial instruments and interest rate swap agreements	11,834	—	11,834	—
Total assets at fair value	$495,727	$—	$495,727	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,110	$—	$13,110	$—

December 31, 2021:
Assets:
Securities available-for-sale:
U.S. Treasury	$137,758	$—	$137,758	$—
U.S. Government-sponsored enterprises (GSEs)	21,801	—	21,801	—
Municipal securities	67,820	—	67,820	—
Other debt securities	27,220	—	27,220	—
Mortgage-backed securities (GSEs)	227,854	—	227,854	—
Total securities available-for-sale	482,453	—	482,453	—

Interest rate swaps agreements for customer loans	1,326	—	1,326	—
Total assets at fair value	$483,779	$—	$483,779	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$4,893	$—	$4,893	$—

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022:
Collateral dependent loans	$1,536	$—	$—	$1,536
Other real estate owned	915	—	—	915

December 31, 2021:
Collateral dependent loans	$2,280	$—	$—	$2,280
Other real estate owned	367	—	—	367

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
December 31, 2022:
Collateral dependent loans	$1,536	Appraisal	Appraisal discounts	25%
Other real estate owned	915	Appraisal	Appraisal discounts	29%

December 31, 2021:
Collateral dependent loans	$2,280	Appraisal	Appraisal discounts	25%
Other real estate owned	367	Appraisal	Appraisal discounts	13%

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

December 31, 2022, 2021 and 2020

the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, a loss is recognized in noninterest expense.

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
December 31, 2022:
Assets:
Cash and cash equivalents	$266,424	$266,424	$—	$—	$266,424
Securities available-for-sale	483,893	—	483,893	—	483,893
Securities held-to-maturity	285,949	—	260,613	—	260,613
Other investments	15,530	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,232,045	—	—	3,143,921	3,143,921
Derivative financial instruments and interest rate swap agreements	11,834	—	11,834	—	11,834

Liabilities:
Noninterest-bearing demand deposits	1,072,449	—	1,072,449	—	1,072,449
Interest-bearing demand deposits	965,911	—	965,911	—	965,911
Money market and savings deposits	1,583,481	—	1,583,481	—	1,583,481
Time deposits	455,259	—	451,899	—	451,899
Borrowings	41,860	—	41,860	—	41,860
Subordinated debt	42,015	—	—	40,439	40,439
Derivative financial instruments and interest rate swap agreements	13,110	—	13,110	—	13,110

December 31, 2021:
Assets:
Cash and cash equivalents	$1,045,077	$1,045,077	$—	$—	$1,045,077
Securities available-for-sale	482,453	—	482,453	—	482,453
Securities held-to-maturity	76,969	—	76,946		76,946
Other investments	16,494	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	2,679,148	—	—	2,676,181	2,676,181
Interest rate swaps agreements for customer loans	1,326	—	1,326	—	1,326

Liabilities:
Noninterest-bearing demand deposits	1,055,125	—	1,055,125	—	1,055,125
Interest-bearing demand deposits	899,158	—	899,158	—	899,158
Money market and savings deposits	1,493,007	—	1,493,007	—	1,493,007
Time deposits	574,648	—	576,598	—	576,598
Borrowings	87,585	—	88,082	—	88,082
Subordinated debt	41,930	—	—	43,374	43,374
Derivative financial instruments and interest rate swap agreements	4,893	—	4,893	—	4,893

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

December 31, 2022, 2021 and 2020

and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 18. Derivatives Financial Instruments

Derivatives designated as fair value hedges:

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative net investment hedge instrument as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate tax-exempt callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. The Company has elected early adoption of ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which allows such partial term hedge designations. During the fourth quarter of 2022 the Company dissolved this hedging relationship.

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

Weighted
Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
December 31, 2022:
Interest rate swap agreements - securities - dissolved	—	—	—%	—	$—	$—

December 31, 2021:
Interest rate swap agreements - securities	Other liabilities	6.20	3.09%	3 month LIBOR	$36,000	$(3,567)

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The effects of the Company’s fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Interest income on tax-exempt securities	$1,550	$2,205	$2,150
Effects of fair value hedge relationships	(336)	(1,050)	(781)
Reported interest income on tax-exempt securities	$1,214	$1,155	$1,369

	Year Ended
	December 31,
Gain (loss) on fair value hedging relationship	2022	2021
Interest rate swap agreements - securities:
Hedged items	$—	$(3,567)
Derivative designated as hedging instruments	—	3,567
Carry amount of hedged assets - securities available-for-sale	—	43,119

Derivatives Designated as Cash Flow Hedges:

During the third quarter of 2022, the Company entered into interest rate derivatives contracts that were designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. Specifically, the Company executed $100 million, notional amount, in interest rate collars to hedge the variable rate index on a portion of the Company’s commercial loan portfolio. To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge if a cash flow hedge. At inception, a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective then hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see - Consolidated Statements of Comprehensive Income (Loss). Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset, as future interest payments are made on the underlying assets. The Company estimates that an additional $362 thousand will be reclassified as a decrease in interest income during 2023.

At December 31, 2022 and 2021, respectively, cash flow hedges are as follows (in thousands):

		December 31, 2022		December 31, 2021
	Balance Sheet	Notional	Estimated	Notional	Estimated
	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedges:
Assets	Other assets	$-	$-	$-	$-
Liabilities	Other liabilities	100,000	(1,304)	-	-

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

At December 31, 2022, and 2021, respectively, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	December 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$216,656	$11,834	$48,125	$1,326
Liabilities	216,656	(11,834)	48,125	(1,326)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income. Such fees were as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Interest rate swap agreements	$2,162	$965	$—

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes. At December 31, 2022 and 2021, respectively, collateral totaling $1.4 million and $2.4 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Note 19. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Year Ended December 31, 2022
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2021	$25	$665	$753	$—	$1,443

Other comprehensive income (loss)	(34,231)	(1,490)	(56)	(966)	(36,743)
Reclassification of amounts included in net income	590	83	(697)	—	(24)
Net other comprehensive income (loss) during period	(33,641)	(1,407)	(753)	(966)	(36,767)

Ending balance, December 31, 2022	$(33,616)	$(742)	$—	$(966)	$(35,324)

	Year Ended December 31, 2021
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2020	$2,968	$—	$(785)	$—	$2,183

Other comprehensive income (loss)	(2,910)	671	1,538	—	(701)
Reclassification of amounts included in net income	(33)	(6)	—	—	(39)
Net other comprehensive income (loss) during period	(2,943)	665	1,538	—	(740)

Ending balance, December 31, 2021	$25	$665	$753	$—	$1,443

	Year Ended December 31, 2020
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2019	$391	$—	$(223)	$—	$168

Other comprehensive income (loss)	2,581	—	(562)	—	2,019
Reclassification of amounts included in net income	(4)	—	—	—	(4)
Net other comprehensive income (loss) during period	2,577	—	(562)	—	2,015

Ending balance, December 31, 2020	$2,968	$—	$(785)	$—	$2,183

Note 20. Condensed Parent Information

CONDENSED BALANCE SHEETS

December 31, 2022 and 2021

(Dollars in thousands)

	2022	2021
ASSETS:
Cash	$6,202	$11,445
Investment in subsidiary	475,457	462,788
Other assets	6,130	5,380

Total assets	$487,789	$479,613

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$822	$753
Other borrowings	54,515	49,430

Total liabilities	55,337	50,183

Shareholders’ equity	432,452	429,430

Total liabilities and shareholders’ equity	$487,789	$479,613

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
INCOME:
Interest income	$—	$—	$—
Other income	—	2	—
Total income	—	2	—

EXPENSES:
Interest expense	2,962	2,512	2,334
Other operating expenses	1,017	1,109	1,625
Total expense	3,979	3,621	3,959

Income (loss) before equity in undistributed earnings of subsidiaries and income tax benefit	(3,979)	(3,619)	(3,959)
Income tax expense	728	888	908
Income before equity in undistributed net income of subsidiaries	(3,251)	(2,731)	(3,051)
Equity in undistributed earnings of subsidiaries	46,273	37,521	27,383
Net income	$43,022	$34,790	$24,332

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$43,022	$34,790	$24,332
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiary	(46,273)	(37,521)	(27,383)
Other assets	(544)	(652)	(2,417)
Other liabilities	(1,915)	127	143
Net cash used in operating activities	(5,710)	(3,256)	(5,325)

Cash flows from investing activities:
Net cash paid for business combinations	—	(6,130)	(6,713)
Equity contribution from subsidiary	—	10,000	13,900
Net cash provided by (used in) investing activities	—	3,870	7,187

Cash flows from financing activities:
Issuance of common stock, net of restricted shares withheld for taxes	191	205	339
Proceeds from other borrowings	5,000	7,500	—
Cash dividends paid	(4,724)	(3,728)	(2,986)
Repurchase of common stock	—	(1,208)	(4,308)
Net cash (used in) provided by financing activities	467	2,769	(6,955)

Net change in cash and cash equivalents	(5,243)	3,383	(5,093)

Cash and cash equivalents, beginning of year	11,445	8,062	13,155

Cash and cash equivalents, end of period	$6,202	$11,445	$8,062

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SmartFinancial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. SmartFinancial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, SmartFinancial’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of SmartFinancial’s management on internal control over financial reporting is set forth in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and is incorporated herein by reference.

FORVIS, LLP an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting, and this report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Changes in Internal Controls

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 25, 2023 under the headings “Proposal One Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance and Board of Directors,” “Compensation of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 25, 2023 under the headings, “Proposal One Election of the Directors” and “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 25, 2023 under the heading, “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes information concerning SmartFinancial’s equity compensation plans at December 31, 2022:

			Number of
			securities
	(a)		remaining
	Number of	Weighted	available for
	securities to be	average	future issuance
	issued upon	exercise price	(excluding securities
	exercise of	of outstanding	represented in
Plan category	outstanding options	options	column (a))
Equity compensation plans approved by security holders:
2015 Stock Incentive Plan	14,505	15.05	1,766,245
Equity compensation plans not approved by shareholders	17,540	9.55	—
Total	32,045	$12.04	1,766,245

Equity Compensation Plans not Approved by Shareholders

During 2013 and 2014, Cornerstone Bancshares, Inc., the name under which the Company previously operated, issued non-qualified options to employees and directors. These non-qualified options are governed by the grant document issued to the holders. The non-qualified stock options for employees were issued at the market value of the common stock on the grant date and are fully vested. The non-qualified stock options for directors are issued at the market value of the common stock on the grant date and are fully vested. The term of all grants were determined by the compensation committee, not to exceed ten years. As of December 31, 2022, a total of 128,500 non-qualified stock options had been issued to Company employees and directors, of which 17,540 remained outstanding and exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 25, 2023 under the heading, “Proposal One Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 25, 2023 under the heading, “Proposal Two Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)      Financial Statements

The following report and consolidated financial statements of SmartFinancial and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firms (FORVIS, LLP, Louisville, Kentucky, PCAOB ID 686)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)     The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit Index

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of October 29, 2019, by and between SmartFinancial, Inc. and Progressive Financial Group Inc.†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 30, 2019

2.2	Agreement and Plan of Merger, dated as of April 13, 2021, by and between SmartFinancial, Inc. and Sevier County Bancshares, Inc.†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed April 14, 2021

2.3	Purchase Agreement, dated as of May 2, 2021, by and among Warren Payne, G. Price Cooper, B. Wade West, Craig Phillipy, and SmartBank†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 3, 2021

2.4	Asset Purchase Agreement, dated as of September 1, 2022, by and among Sunbelt Group, LLC, A. Mark Slater, Jr., and Rains Agency Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed September 9, 2022

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	Description of SmartFinancial Capital Stock	Filed herewith

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016

4.3	Form of Fixed-to-Floating Rate Subordinated Note due October 2, 2028	Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2018

10.1**	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2**	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3**	SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 8-K filed September 2, 2015

10.4**	Form of Incentive Stock Option Certificate under SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.7 to Form 8-K filed September 2, 2015

10.5**	SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.6**	Form of Management Incentive Stock Option Agreement under SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 8-K filed September 2, 2015

10.7	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.8	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.9**	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.10**	Form of Unqualified Stock Option Award Agreement under 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to Form 10-K filed March 30, 2016

10.11**	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 8, 2017

10.12**	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 8, 2017

10.13**	Employment Agreement, dated as of May 22, 2017, by and between SmartBank and Robert Kuhn	Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 7, 2017

10.14*	Capstone Bancshares, Inc. 2008 Long-Term Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2017

10.15*	Form of Award Agreement under Capstone Bancshares, Inc. 2008 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 7, 2017

10.16*	Salary Continuation Agreement, dated August 11, 2010, by and between Capstone Bank and Robert W. Kuhn	Incorporated by reference to Exhibit 10.4 to Form 8-K filed November 7, 2017

10.17	Form of Subordinated Note Purchase Agreement dated September 28, 2018, for SmartFinancial, Inc. Fixed-to-Floating Rate Subordinate Notes due October 2, 2028	Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018

10.18**	Executive Change in Control Agreement with W. Miller Welborn, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 11, 2020

10.19**	Employment Agreement with William Y. Carroll, Jr., dated as of March 9, 2020	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 11, 2020

10.20**	Employment Agreement with Ronald J. Gorczynski, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 11, 2020

10.21	Loan and Security Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2020

10.22	Pledge Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 3, 2020

10.23	First Amendment to Loan and Security Agreement, dated as of September 23, 2021, by and between SmartFinancial, Inc. and ServisFirst Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 28, 2021

10.24	First Amendment to Loan and Security Agreement, dated as of February 1, 2023, by and between SmartFinancial, Inc. and ServisFirst Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 6, 2023

10.25	Amended and Restated Revolving Note, dated as of February 1, 2023, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 6, 2023

21.1	SmartFinancial, Inc. List of Subsidiaries	Filed herewith

23.1	Consent of FORVIS, LLP	Filed herewith

23.2	Consent of FORVIS, LLP (Successor to Dixon Hughes Goodman LLP)	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.1	Section 906 certification of Principal Executive Officer	Filed herewith

32.2	Section 906 certification of Principal Financial Officer	Filed herewith

101.INS*	Inline XBRL Instance Document	Filed herewith

101.SCH*	Inline XBRL Taxonomy Extension Schema	Filed herewith

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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

SMARTFINANCIAL, INC.

Date: March 16, 2023	By:	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Ron Gorczynski
Ron Gorczynski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Y. Carroll, Jr.	President and Chief Executive Officer and Director	March 16, 2023
William Y. Carroll, Jr.
(Principal Executive Officer)

/s/ Ron Gorczynski	Executive Vice President and Chief Financial Officer	March 16, 2023
Ron Gorczynski
(Principal Financial Officer and Principal Accounting Officer)
/s/ Cathy G. Ackermann	Director	March 16, 2023
Cathy G. Ackermann

/s/ Victor L. Barrett	Director	March 16, 2023
Victor L. Barrett

/s/ William Y. Carroll, Sr.	Director	March 16, 2023
William Y. Carroll, Sr.

/s/ Ted C. Miller	Director	March 16, 2023
Ted C. Miller

/s/ David A. Ogle	Director	March 16, 2023
David A. Ogle

/s/ John Presley	Director	March 16, 2023
John Presley

/s/ Steven B. Tucker	Director	March 16, 2023
Steven B. Tucker

/s/ Miller Welborn	Director	March 16, 2023
Miller Welborn

/s/ Keith E. Whaley	Director	March 16, 2023
Keith E. Whaley

/s/ Geoffrey A. Wolpert	Director	March 16, 2023
Geoffrey A. Wolpert