Form 10-Q
period 2023-03-31
SMARTFINANCIAL INC.
filed 2023-05-10
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes  ☐    No  ☒

As of May 05, 2023, there were 17,004,092 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	March 31,	December 31,
	2023	2022*
ASSETS:
Cash and due from banks	$35,158	$44,265
Interest-bearing deposits with banks	205,166	206,849
Federal funds sold	66,610	15,310
Total cash and cash equivalents	306,934	266,424
Securities available-for-sale, at fair value	560,418	483,893
Securities held-to-maturity, at amortized cost	284,776	285,949
Other investments	14,059	15,530
Loans held for sale	3,324	1,752
Loans and leases	3,281,787	3,253,627
Less: Allowance for credit losses	(32,279)	(23,334)
Loans and leases, net	3,249,508	3,230,293
Premises and equipment, net	92,190	92,511
Other real estate owned	1,708	1,436
Goodwill and other intangibles, net	109,114	109,772
Bank owned life insurance	81,938	81,470
Other assets	65,836	68,468
Total assets	$4,769,805	$4,637,498

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$989,753	$1,072,449
Interest-bearing demand	989,738	965,911
Money market and savings	1,761,847	1,583,481
Time deposits	488,208	455,259
Total deposits	4,229,546	4,077,100
Borrowings	16,546	41,860
Subordinated debt	42,036	42,015
Other liabilities	38,278	44,071
Total liabilities	4,326,406	4,205,046
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 17,004,092 and 16,900,805 shares issued and outstanding, respectively	17,004	16,901
Additional paid-in capital	294,930	294,330
Retained earnings	160,085	156,545
Accumulated other comprehensive income (loss)	(28,620)	(35,324)
Total shareholders' equity	443,399	432,452
Total liabilities and shareholders' equity	$4,769,805	$4,637,498

* Derived from audited financial statements.

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans and leases, including fees	$44,728	$29,643
Securities:
Taxable	3,651	2,418
Tax-exempt	353	368
Federal funds sold and other earning assets	4,446	486
Total interest income	53,178	32,915
Interest expense:
Deposits	16,346	2,014
Borrowings	224	157
Subordinated debt	626	626
Total interest expense	17,196	2,797
Net interest income	35,982	30,118
Provision for credit losses	550	1,006
Net interest income after provision for credit losses	35,432	29,112
Noninterest income:
Service charges on deposit accounts	1,445	1,319
Mortgage banking	172	834
Investment services	1,005	1,070
Insurance commissions	1,259	901
Interchange and debit card transaction fees, net	1,383	1,284
Other	1,661	1,703
Total noninterest income	6,925	7,111
Noninterest expense:
Salaries and employee benefits	16,742	15,046
Occupancy and equipment	3,208	3,059
FDIC insurance	541	641
Other real estate and loan related expense	572	729
Advertising and marketing	355	369
Data processing and technology	2,163	1,586
Professional services	807	1,242
Amortization of intangibles	659	637
Merger related and restructuring expenses	—	439
Other	2,482	1,970
Total noninterest expense	27,529	25,718
Income before income tax expense	14,828	10,505
Income tax expense	3,328	2,246
Net income	$11,500	$8,259
Earnings per common share:
Basic	$0.69	$0.49
Diluted	$0.68	$0.49
Weighted average common shares outstanding:
Basic	16,791,406	16,718,371
Diluted	16,896,494	16,858,288

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$11,500	$8,259
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	8,276	(20,348)
Tax effect	(2,138)	5,256
Reclassification of unrealized gain (loss) on securities transferred from available-for-sale to held-to-maturity	—	(2,009)
Tax effect	—	519
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	40	(11)
Tax effect	(10)	3
Unrealized gains (losses) on securities available-for-sale, net of tax	6,168	(16,590)
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	—	(551)
Tax effect	—	142
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	—	(409)
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	722	—
Tax effect	(186)	—
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	536	—

Total other comprehensive income (loss)	6,704	(16,999)
Comprehensive income (loss)	$18,204	$(8,740)

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2021	16,802,990	$16,803	$292,937	$118,247	$1,443	$429,430
Net income	—	—	—	8,259	—	8,259
Other comprehensive (loss)	—	—	—	—	(16,999)	(16,999)
Common stock issued pursuant to:
Stock awards	—	—	—	—	—	—
Stock options exercised	27,550	27	190	—	—	217
Restricted stock	62,742	63	(63)	—	—	—
Stock compensation expense	—	—	312	—	—	312
Common stock dividend ($0.07 per share)	—	—	—	(1,177)	—	(1,177)
Balance, March 31, 2022	16,893,282	$16,893	$293,376	$125,329	$(15,556)	$420,042

Balance, December 31, 2022	16,900,805	$16,901	$294,330	$156,545	$(35,324)	$432,452
Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	(6,606)	—	(6,606)
Balance, January 1, 2023, adjusted	16,900,805	16,901	294,330	149,939	(35,324)	425,846
Net income	—	—	—	11,500	—	11,500
Other comprehensive income	—	—	—	—	6,704	6,704
Common stock issued pursuant to:
Stock options exercised	15,705	15	150	—	—	165
Restricted stock, net of forfeitures	87,582	88	(88)	—	—	—
Stock compensation expense	—	—	538	—	—	538
Common stock dividends ($0.08 per share)	—	—	—	(1,354)	—	(1,354)
Balance, March 31, 2023	17,004,092	$17,004	$294,930	$160,085	$(28,620)	$443,399

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$11,500	$8,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,614	2,387
Accretion of fair value purchase accounting adjustments, net	—	(358)
Amortization of intangible assets	659	637
Provision for credit losses	550	1,006
Stock compensation expense	538	312
Deferred income tax expense	3,475	948
Increase in cash surrender value of bank owned life insurance	(469)	(455)
Net losses from sale and write downs of other real estate owned	—	59
Net gains from mortgage banking	(172)	(834)
Origination of loans held for sale	(10,319)	(30,916)
Proceeds from sales of loans held for sale	8,919	30,959
Net (gain) loss from sale of fixed assets	8	(348)
Net change in:
Accrued interest receivable	(217)	(452)
Accrued interest payable	106	352
Other assets	1,674	(5,881)
Other liabilities	(7,512)	5,019
Net cash provided by operating activities	11,354	10,694
Cash flows from investing activities:
Available-for-sale:
Proceeds from maturities, calls and paydowns	7,554	10,217
Purchases	(76,606)	(257,101)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	628	—
Purchases	—	(50,575)
Proceeds from sales of other investments	1,480	—
Purchases of other investments	(9)	(5)
Net increase in loans and leases	(28,943)	(112,551)
Proceeds from sale of fixed assets	623	1,224
Purchases of premises and equipment	(1,561)	(879)
Proceeds from sale of other real estate owned	—	108
Net cash used by investing activities	(96,834)	(409,562)
Cash flows from financing activities:
Net increase in deposits	152,493	169,591
Net decrease in securities sold under agreements to repurchase	(729)	(872)
Repayment of borrowings	(24,585)	(50,000)
Cash dividends paid	(1,354)	(1,177)
Issuance of common stock, net of restricted shares withheld for taxes	165	217
Net cash provided by financing activities	125,990	117,759
Net change in cash and cash equivalents	40,510	(281,109)
Cash and cash equivalents, beginning of period	266,424	1,045,077
Cash and cash equivalents, end of period	$306,934	$763,968
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,091	$2,112
Net cash paid/received during the period for income taxes	19	(35)
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	272	—
Transfer of securities from available-for-sale to held-to-maturity	—	162,378

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed assets and deferred taxes, other than temporary impairments of securities, the fair value of financial instruments, goodwill, and the fair value of assets acquired, and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

Allowance for Credit Losses (“ACL”):

As described below under Recently Issued and Adopted Accounting Pronouncements, the Company adopted ASU 2016-13 effective January 1, 2023, which requires the estimation of an allowance for credit losses in accordance with the Current Expected Credit Losses (“CECL”) methodology. This standard applies to all financial assets measured at amortized cost and off-balance sheet credit exposures, including loans, investment securities and unfunded commitments.  We applied the standard’s provisions using the modified retrospective method as a cumulative-effect adjustment to retained earnings as of January 1, 2023.  With this transition method, we did not have to restate comparative prior periods presented in the financial statements related to Topic 326, but will present comparative prior periods disclosures using the previous accounting guidance for the allowance for loan losses.  This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.

In connection with the adoption of ASU 2016-13, the Company revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below:

ACL - Held-to-Maturity (“HTM”) Securities - The Company measures expected credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. See Note 4 - Securities, for additional information related to the Company’s allowance for credit losses on HTM securities.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ACL - Available-for-Sale (“AFS”) Securities - For AFS securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the AFS security amortized cost basis is written down to fair value through income. If the criteria is not met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. If the assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 4 - Securities, for additional information related to the Company’s allowance for credit losses on AFS securities.

ACL – Loans and Leases – The ACL reflects management’s estimate of expected losses that will result from the inability of our clients to make required loan and lease payments.  Loans and leases deemed to be uncollectible are charged against the ACL, while recoveries of previously charged-off amounts are credited to the ACL.  Management uses systematic methodologies to determine its ACL for loans and leases held for investment and certain off-balance-sheet exposures.  The ACL is a valuation account that is subtracted from the amortized cost basis to present the net amount expected to be collected on the loan and lease portfolio.  Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan and lease portfolio.  The ACL recorded on the balance sheet reflects management’s best estimate of expected credit losses.  The Company’s ACL is calculated using collectively assessed and individually assessed loans and leases.

The ACL is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments.  The Company segmented the loan and lease portfolio by call code and risk rating.  The loan portfolio reserve estimate is calculated using a non-discounted cash flow method for probability of default and loss given default values.  This method utilizes the Company’s data along with peer data that is regressed against the national unemployment rate.  The lease portfolio’s reserve estimate is based on the open pool methodology which is a simplified process of capturing losses by quarter over the life of a lease divided by the balance of all leases originated.

Management considers forward-looking information in estimating expected credit losses.  The Company uses an average of Fannie Mae and Federal Open Market Committee projections of the national unemployment rate to determine the best estimate of expected credit losses.  Management has evaluated the appropriateness of the reasonable and supportable forecast and has adjusted, as needed.  For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors using a straight-line approach.  The Company uses an eight-quarter forecast and a four-quarter reversion period.

Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation.  The qualitative factors considered by management include: (1) effectiveness of the Company’s loan and lease policies and procedures; (2) the experience, ability and depth of lending management and other relevant staff; and (3) the quality of external and internal loan review and internal controls.

Loans that do not share risk characteristics are evaluated on an individual basis. The Company maintains a net book balance threshold of $500,000 for individually evaluated loans unless further analysis in the future suggests a change is needed to this threshold based on the credit environment at that time.  For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

If the loan is not collateral dependent, the measurement of loss is based on the difference between the expected and contractual future cash flows of the loan.

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a loan modification (“LM”) with a borrower.  In the event of a reasonably expected LM, the Company factors the reasonably-expected LM into the current expected credit losses estimate.

Purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e. allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement.  The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses.  The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date.  Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses.  The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis.  In accordance with the transition requirements within the standard, the Company’s purchased credit-impaired loans (“PCI”) were treated as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.  Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.  As of March 31, 2023, and December 31, 2022, the accrued interest receivables for loans recorded in other assets were $10.3 million and $9.8 million, respectively.

ACL – Off- Balance Sheet Credit Exposures - The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure.  These primarily include undrawn portions of revolving lines of credit and standby letters of credit.  The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense.  Management has determined that all of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable.  As of March 31, 2023, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $3.0 million.  The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Statement of Operations.

Recently Issued and Adopted Accounting Pronouncements:

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”), and has issued subsequent amendments thereto, which introduces the current expected credit losses (“CECL”) methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets, including loans and held-to-maturity debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model requires institutions to calculate and estimable losses that are expected to be incurred through the financial asset's contractual life through a provision for

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

credit losses, including loans obtained as a result of any acquisition not deemed to be PCD. ASU 2016-13 also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance determined at acquisition is added to the purchase price rather than recorded as provision expense. In accordance with ASU 2016-13A, the disclosure of credit quality indicators related to the amortized cost of financing receivables is further disaggregated by year of origination (or vintage). The Company adopted ASU 2016-13 and all subsequent amendments thereto effective January 1, 2023, using the modified retrospective method for all financial assets measured at amortized cost and off balance sheet credit exposures. Amounts for periods beginning on or after January 1, 2023, are presented under ASU 2016-13 and all prior period information is presented in accordance with previously applicable GAAP. At January 1, 2023, the Company recognized a cumulative adjustment to retained earnings of $6.6 million, net of tax, attributable to an increase in the allowance for credit losses (“ACL”) of $8.7 million, an increase in the allowance for off balance sheet credit exposures of $3.0 million, and an increase in deferred tax assets of $2.3 million. Included in the $8.7 million increase in the allowance for credit losses is $2.9 million that was recognized on PCD loans previously classified as purchased credit impaired (“PCI”) with a corresponding adjustment to the gross carrying amount of the loans. The Company adopted ASU 2016-13 using the prospective transition approach for PCD loans, which did not require re-evaluation of whether loans previously classified as PCI loans met the criteria of PCD assets at the date of adoption. The remaining noncredit discount will be accreted into interest income over the life of the individual loans beginning January 1, 2023.

The following table illustrates the impact of ASU 2016-13 (in thousands):

	December 31, 2022	Adoption impact of ASU 2016-13	Impact of PCD Gross Up	January 1, 2023
Allowance for credit losses:
Commercial real estate	$10,821	$879	2,652	$14,352
Consumer real estate	4,028	1,952	166	6,146
Construction and land development	3,059	2,145	25	5,229
Commercial and industrial	3,997	1,451	27	5,475
Leases	1,293	(683)	28	638
Consumer and other	136	13	-	149
Total allowance for credit losses	$23,334	$5,757	$2,898	$31,989

Unfunded lending commitments(1)	$-	$3,029	$-	$3,029

(1) The unfunded lending commitments is recorded within other liabilities on the Consolidated Statements of Financial Condition. The related expense for unfunded lending commitments is recorded within loan loss provision on the Consolidated Statements of Income.

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020, through December 31, 2024. The Company has implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has begun negotiating loans using its preferred replacement index, the Secured Overnight Financing Rate ("SOFR"). For the Company’s currently outstanding LIBOR-based loans,

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the timing and manner in which each customer's contract transitions to SOFR will vary on a case-by-case basis. The Company expects to complete all loan transitions by June 30, 2023.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method, which allows multiple hedged layers to be designated for a single closed portfolio of financial assets resulting in a greater portion of the interest rate risk in the closed portfolio being eligible to be hedged. The amendments allow the flexibility to use different types of derivatives or combinations of derivatives to better align with risk management strategies. Furthermore, among other things, the amendments clarify that basis adjustments of hedged items in the closed portfolio should be allocated at the portfolio level and not the individual assets within the portfolio. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-01 prospectively. If an entity elects to early adopt ASU 2022-01 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period.  ASU 2022-01 did not have an impact on the Company’s Consolidated Financial Statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a borrower result in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASU 2022-02 when it adopted ASU 2016-13 in January 2023.  The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2022, as filed in its Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC"). The following is a summary of recent authoritative pronouncements issued but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

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

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023.  The Company is assessing ASU 2023-02 and its impact on its accounting and disclosures.

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

presented below. There were no antidilutive shares for the three months ended March 31, 2023, and March 31, 2022, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2023	2022
Basic earnings per share computation:
Net income available to common shareholders	$11,500	$8,259
Average common shares outstanding – basic	16,791,406	16,718,371
Basic earnings per share	$0.69	$0.49
Diluted earnings per share computation:
Net income available to common shareholders	$11,500	$8,259
Average common shares outstanding – basic	16,791,406	16,718,371
Incremental shares from assumed conversions:
Stock options and restricted stock	105,088	139,917
Average common shares outstanding - diluted	16,896,494	16,858,288
Diluted earnings per common share	$0.68	$0.49

Note 4. Securities

Available-for-sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive income (loss). Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the estimated life of the security. Prepayments are anticipated for mortgage-backed and Small Business Administration (“SBA”) securities. Premiums on callable securities are amortized to their earliest call date.

Held-to-maturity securities (“HTM”), which include any security for which the Company has both the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the security’s estimated life. Prepayments are anticipated for mortgage-backed and SBA securities. Premiums on callable securities are amortized to their earliest call date.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM are summarized as follows (in thousands):

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$241,002	$—	$(14,496)	$226,506
U.S. Government-sponsored enterprises (GSEs)	63,723	1,783	(28)	65,478
Municipal securities	19,022	94	(412)	18,704
Other debt securities	32,952	—	(2,396)	30,556
Mortgage-backed securities (GSEs)	240,767	34	(21,627)	219,174
Total	$597,466	$1,911	$(38,959)	$560,418

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,243	$—	$(4,178)	$146,065
U.S. Government-sponsored enterprises (GSEs)	50,240	—	(6,983)	43,257
Municipal securities	53,455	—	(6,657)	46,798
Mortgage-backed securities (GSEs)	30,838	—	(3,786)	27,052
Total	$284,776	$—	$(21,604)	$263,172

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$241,506	$—	$(17,853)	$223,653
U.S. Government-sponsored enterprises (GSEs)	1,593	—	(18)	1,575
Municipal securities	19,210	17	(616)	18,611
Other debt securities	32,959	—	(2,408)	30,551
Mortgage-backed securities (GSEs)	233,948	6	(24,451)	209,503
Total	$529,216	$23	$(45,346)	$483,893

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,295	$—	$(5,613)	$144,682
U.S. Government-sponsored enterprises (GSEs)	50,539	—	(8,037)	42,502
Municipal securities	53,694	—	(7,550)	46,144
Mortgage-backed securities (GSEs)	31,421	—	(4,136)	27,285
Total	$285,949	$—	$(25,336)	$260,613

At March 31, 2023 and December 31, 2022, securities with a carrying value totaling approximately $349.1 million and $304.8 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost and estimated fair value of securities at March 31, 2023 by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$110,981	$108,256
Due from one year to five years	111,416	103,219
Due from five years to ten years	123,988	119,631
Due after ten years	10,314	10,138
	356,699	341,244
Mortgage-backed securities	240,767	219,174
Total	$597,466	$560,418

Held-to-maturity:
Due in one year or less	$99,946	$97,148
Due from one year to five years	50,297	48,916
Due from five years to ten years	37,828	33,309
Due after ten years	65,867	56,747
	253,938	236,120
Mortgage-backed securities	30,838	27,052
Total	$284,776	$263,172

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities AFS and HTM have been in a continuous unrealized loss position (in thousands):

	March 31, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$3,955	$(34)	1	$222,553	$(14,462)	19	$226,508	$(14,496)	20
U.S. Government-sponsored enterprises (GSEs)	8,225	(24)	3	286	(4)	2	8,511	(28)	5
Municipal securities	5,455	(96)	6	8,086	(316)	15	13,541	(412)	21
Other debt securities	13,895	(989)	9	16,660	(1,407)	17	30,555	(2,396)	26
Mortgage-backed securities (GSEs)	51,558	(1,086)	44	164,308	(20,541)	71	215,866	(21,627)	115
Total	$83,088	$(2,229)	63	$411,893	$(36,730)	124	$494,981	$(38,959)	187

	March 31, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$146,064	$(4,178)	4	$146,064	$(4,178)	4
U.S. Government-sponsored enterprises (GSEs)	—	—	—	43,257	(6,983)	13	43,257	(6,983)	13
Municipal securities	250	(20)	1	46,549	(6,637)	34	46,799	(6,657)	35
Mortgage-backed securities (GSEs)	—	—	—	27,052	(3,786)	5	27,052	(3,786)	5
Total	$250	$(20)	1	$262,922	$(21,584)	56	$263,172	$(21,604)	57

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$134,414	$(7,610)	9	$89,239	$(10,243)	11	$223,653	$(17,853)	20
U.S. Government-sponsored enterprises (GSEs)	1,266	(14)	1	309	(4)	2	1,575	(18)	3
Municipal securities	13,146	(616)	20	—	—	—	13,146	(616)	20
Other debt securities	25,044	(1,866)	20	5,506	(542)	6	30,550	(2,408)	26
Mortgage-backed securities (GSEs)	111,598	(8,968)	86	96,285	(15,483)	28	207,883	(24,451)	114
Total	$285,468	$(19,074)	136	$191,339	$(26,272)	47	$476,807	$(45,346)	183

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$144,683	$(5,613)	4	$—	$—	—	$144,683	$(5,613)	4
U.S. Government-sponsored enterprises (GSEs)	$13,048	$(2,503)	3	$29,451	$(5,534)	10	$42,499	$(8,037)	13
Municipal securities	40,770	(6,387)	28	5,375	(1,163)	7	46,145	(7,550)	35
Mortgage-backed securities (GSEs)	—	—	—	27,285	(4,136)	5	27,285	(4,136)	5
Total	$198,501	$(14,503)	35	$62,111	$(10,833)	22	$260,612	$(25,336)	57

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

Based on this evaluation, the Company concluded that any unrealized losses at March 31, 2023, represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of March 31, 2023, the Company does not intend, and will not be required, to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

Allowance for Credit Losses

The Company adopted ASU 2016-13 on January 1, 2023, and based on the analysis of the underlying risk characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit losses related to AFS or HTM securities recorded during the three months ended March 31, 2023, because ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2023, the Company determined that there was no impairment on its other investment securities.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is the amortized cost and carrying value of other investments (in thousands):

	March 31,	December 31,
	2023	2022
Federal Reserve Bank stock	$9,792	$9,783
Federal Home Loan Bank stock	3,917	5,397
First National Bankers Bank stock	350	350
Total	$14,059	$15,530

Note 5. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	March 31,	December 31,
	2023	2022
Commercial real estate	$1,635,534	$1,627,761
Consumer real estate	606,343	587,977
Construction and land development	386,253	402,501
Commercial and industrial	571,153	551,867
Leases	67,701	67,427
Consumer and other	14,803	16,094
Total loans and leases	3,281,787	3,253,627
Less: Allowance for credit losses	(32,279)	(23,334)
Loans and leases, net	$3,249,508	$3,230,293

The loan and lease portfolio is disaggregated into segments. There are six loan and lease portfolio segments that include commercial real estate, consumer real estate, construction and land development, commercial and industrial, leases, and consumer and other.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Bank occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, the Bank has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from the Bank. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the Commercial Real Estate totals above with a corresponding liability reflected in other borrowings. At March 31, 2023 and December 31, 2022, the balance of such loans totaled $0 and $24.6 million, respectively.

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Three Months Ended March 31, 2023
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$10,821	$4,028	$3,059	$3,997	$1,293	$136	$23,334
Impact of adopting ASU 2016-13	879	1,952	2,145	1,451	(683)	13	5,757
PCD gross up	2,652	166	25	27	28	—	2,898
Charged-off loans and leases	—	—	—	(173)	(9)	(133)	(315)
Recoveries of charge-offs	2	5	—	20	—	28	55
Provision charged to expense	174	260	(10)	37	8	81	550
Ending balance	$14,528	$6,411	$5,219	$5,359	$637	$125	$32,279

	Three Months Ended March 31, 2022
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352
Charged-off loans and leases	—	(33)	—	(188)	(85)	(182)	(488)
Recoveries of charge-offs	1	7	—	17	157	26	208
Provision charged to expense	623	(40)	238	(109)	146	148	1,006
Ending balance	$10,405	$3,388	$2,120	$3,501	$548	$116	$20,078

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables detail the allowance for credit losses and recorded investment in loans by loan classification and by impairment evaluation method as of December 31, 2022, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13 (in thousands):

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

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for credit losses for the three ended March 31, 2023, is $550 thousand and $1.0 million during the three months ended March 31, 2022. As of March 31, 2023, and December 31, 2022, our allowance for credit losses was $32.3 million and $23.3 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.98% at March 31, 2023, and 0.72% at December 31, 2022.

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

Special Mention: Loans and leases in this risk grade are the equivalent of the regulatory definition of “Other Assets Especially Mentioned” classification. Loans and leases in this category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and /or reliance on the secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in the Company’s credit position.

Substandard: Loans and leases in this risk grade are inadequately protected by the borrower’s current financial condition and payment capability or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Uncollectible: Loans and leases in this risk grade are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan or lease has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan or lease, even though partial recovery may be obtained in the future. Charge-offs against the allowance for credit losses are taken in the period in which the loan or lease becomes uncollectible. Consequently, the Company typically does not maintain a recorded investment in loans or leases within this category.

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination (in thousands):

	March 31, 2023
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial real estate
Pass	$49,648	$569,114	$477,163	$202,863	$144,939	$144,968	$13,309	$599	$1,602,603
Watch	2,497	8,236	3,307	2,493	8,427	387	-	-	25,347
Special mention	-	375	304	-	1,656	180	642	-	3,157
Substandard	587	2	3,336	56	-	446	-	-	4,427
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate	52,732	577,727	484,110	205,412	155,022	145,981	13,951	599	1,635,534
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	25,091	194,860	115,389	58,731	37,562	66,410	103,080	542	601,665
Watch	319	-	179	146	326	216	451	-	1,637
Special mention	-	-	-	-	-	62	-	-	62
Substandard	202	992	-	-	-	1,723	62	-	2,979
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	25,612	195,852	115,568	58,877	37,888	68,411	103,593	542	606,343
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land development
Pass	56,857	216,188	64,077	5,791	5,786	8,545	27,452	-	384,696
Watch	178	50	-	-	-	218	-	-	446
Special mention	-	66	-	-	-	-	-	-	66
Substandard	-	-	38	620	-	387	-	-	1,045
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	57,035	216,304	64,115	6,411	5,786	9,150	27,452	-	386,253
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	48,067	202,708	87,842	39,714	13,566	29,975	141,902	1,544	565,318
Watch	220	1,184	3,252	168	130	148	455	-	5,557
Special mention	-	41	-	-	-	8	-	-	49
Substandard	-	229	-	-	-	-	-	-	229
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	48,287	204,162	91,094	39,882	13,696	30,131	142,357	1,544	571,153
YTD gross charge-offs	-	(65)	(50)	(58)	-	-	-	-	(173)

Leases
Pass	7,703	36,564	13,881	6,875	1,918	760	-	-	67,701
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	7,703	36,564	13,881	6,875	1,918	760	-	-	67,701
YTD gross charge-offs	-	-	-	-	(9)	-	-	-	(9)

Consumer and other
Pass	2,012	4,179	1,544	959	200	277	5,614	-	14,785
Watch	-	-	-	-	16	-	-	-	16
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	2	-	-	-	-	2
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	2,012	4,179	1,544	961	216	277	5,614	-	14,803
YTD gross charge-offs	-	(64)	(22)	(14)	(13)	(20)	-	-	(133)

Total loans
Pass	189,378	1,223,613	759,896	314,933	203,971	250,935	291,357	2,685	3,236,768
Watch	3,214	9,470	6,738	2,807	8,899	969	906	-	33,003
Special mention	-	482	304	-	1,656	250	642	-	3,334
Substandard	789	1,223	3,374	678	-	2,556	62	-	8,682
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$193,381	$1,234,788	$770,312	$318,418	$214,526	$254,710	$292,967	$2,685	$3,281,787
Total YTD gross charge-offs	$-	$(129)	$(72)	$(72)	$(22)	$(20)	$-	$-	$(315)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating as of December 31, 2022, prior to the adoption of ASU 2016-13 (in thousands):

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	March 31, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$274	$423	$—	$697	$1,634,837	$1,635,534
Consumer real estate	2,467	250	—	2,717	603,626	606,343
Construction and land development	634	—	—	634	385,619	386,253
Commercial and industrial	388	53	—	441	570,712	571,153
Leases	490	4	—	494	67,207	67,701
Consumer and other	17	—	—	17	14,786	14,803
Total	$4,270	$730	$—	$5,000	$3,276,787	$3,281,787

	December 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$54	$—	$—	$54	$1,627,707	1,627,761
Consumer real estate	594	—	—	594	587,383	587,977
Construction and land development	—	—	—	—	402,501	402,501
Commercial and industrial	185	18	—	203	551,664	551,867
Leases	1,024	84	143	1,251	66,176	67,427
Consumer and other	103	4	—	107	15,987	16,094
Total	$1,960	$106	$143	$2,209	$3,251,418	$3,253,627

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at March 31, 2023 and December 31, 2022. Also presented is the balance of loans on nonaccrual status at March 31, 2023 for which there was no related allowance for credit losses recorded (in thousands):

	March 31, 2023			December 31, 2022
	Total	Nonaccrual	Loans Past Due	Total	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	Still Accruing
Commercial real estate	$324	$—	$—	$—	$—
Consumer real estate	1,825	991	—	1,665	—
Construction and land development	686	—	—	920	—
Commercial and industrial	410	—	—	180	—
Leases	—	—	—	28	143
Consumer and other	2	1	—	15	—
Total	$3,247	$992	$—	$2,808	$143

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	March 31, 2023
	Real Estate	Other	Total
Commercial real estate	$3,898	$—	$3,898
Consumer real estate	1,373	—	1,373
Construction and land development	1,411	—	1,411
Commercial and industrial	—	—	—
Leases	—	—	—
Consumer and other	—	—	—
Total	$6,682	$—	$6,682

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans and Leases:

The following table presents impaired loans at December 31, 2022, as determined under ASC 310 prior to the adoption of ASU 2016-13. A loan or lease held for investment is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the terms of the loan or lease agreement.  Presented are the recorded investment, unpaid principal balance and related allowance of impaired loans at December 31, 2022, by loan classification (in thousands):

	December 31, 2022
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Impaired loans and leases without a valuation allowance:
Commercial real estate	$—	$—	$—
Consumer real estate	1,283	1,282	—
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Leases	—	—	—
Consumer and other	—	—	—
	1,283	1,282	—
Impaired loans and leases with a valuation allowance:
Commercial real estate	—	—	—
Consumer real estate	—	—	—
Construction and land development	858	858	385
Commercial and industrial	—	—	—
Leases	—	—	—
Consumer and other	—	—	—
	858	858	385
PCI loans and leases:
Commercial real estate	500	580	6
Consumer real estate	684	646	115
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Leases	—	—	—
Consumer and other	—	—	—
	1,184	1,226	121
Total impaired loans and leases	$3,325	$3,366	$506

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three months ended March 31, 2022, respectively, of impaired loans by loan classification as determined under ASC 310 prior to the adoption of ASU 2016-13 (in thousands):

	Three Months Ended March 31,
	2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$—	$—
Consumer real estate	1,937	17
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—
	1,937	17
Impaired loans and leases with a valuation allowance:
Commercial real estate	858	—
Consumer real estate	130	—
Construction and land development	—	—
Commercial and industrial	49	—
Leases	—	—
Consumer and other	—	—
	1,037	—
PCI loans and leases:
Commercial real estate	1,231	24
Consumer real estate	901	16
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	3	—
	2,135	40
Total impaired loans and leases	$5,109	$57

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

At March 31, 2023, the Company had $97 thousand of loan modifications to borrowers experiencing financial difficulty, including $94 thousand of consumer real estate and $3 thousand in consumer and other, none of which were on nonaccrual.   These modifications generally consist of payment delay and term extensions.

There were no loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023.  There were no loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023, that subsequently defaulted.

As of December 31, 2022, prior to the adoption ASU 2022-02, management had approximately $101 thousand that meet the criteria of trouble debt restructured (“TDR”), none of which were on nonaccrual.

There was one loan for $516 that was modified as a TDR during the three months ended March 31, 2022.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Foreclosure Proceedings and Balances:

As of March 31, 2023, there were two residential real estate properties totaling $314 thousand secured by real estate included in other real estate owned and there were no residential real estate loan in the process of foreclosure.

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

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	March 31,	December 31,
	2023	2022
Goodwill:
Balance, beginning of period	$96,145	$91,565
Acquisition of Sunbelt	—	4,580
Balance, end of the period	$96,145	$96,145

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
March 31, 2023:
Beginning balance January 1, 2023, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(8,461)	(1,734)	(39)	(10,234)
Balance, March 31, 2023, other intangible assets, net	$9,009	$3,936	$24	$12,969

December 31, 2022:
Beginning balance January 1, 2022, gross	$17,470	$3,722	$63	$21,255
Acquisition of Sunbelt	-	1,948	-	1,948
Balance, December 31, 2022, other intangible assets, gross	17,470	5,670	63	23,203
Less: accumulated amortization	(8,021)	(1,519)	(36)	(9,576)
Balance, December 31, 2022, other intangible assets, net	$9,449	$4,151	$27	$13,627

The aggregate amortization expense for other intangible assets for the three months ended March 31, 2023, and 2022, was $659 thousand and $637 thousand, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2023, the estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2023	$1,951
2024	2,438
2025	2,258
2026	2,086
2027	1,904
Thereafter	2,332
Total	$12,969

Note 7. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At March 31, 2023, total borrowings were $16.5 million compared to $41.9 million at December 31, 2022.  Borrowings consist of the following (dollars in thousands):

	March 31,	December 31,
	2023	2022
Securities sold under customer repurchase agreements	$4,046	$4,775
Loan participation agreements(1)	—	24,585
Other borrowings	12,500	12,500
Total	$16,546	$41,860
(1)	During the three month period ending March 31, 2023, the loan participation agreements were amended to permit sales accounting treatment and removed from other borrowings.

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $8.6 million and $9.2 million at March 31, 2023 and December 31, 2022, respectively. The average balance during the three month period March 31, 2023, and 2022 was $4.4 million and $5.0 million, respectively.  The maximum month-end outstanding balance for the three month period ended March 31, 2023, and 2022 was $4.2 million and $5.5 million, respectively.

Other Borrowings:

The Company has a Loan and Security Agreement and revolving line of credit for an aggregate amount of $35 million.  The maturity of the line of credit is February 1, 2025. At March 31, 2023, $12.5 million was outstanding under the line of credit, and $22.5 million of the line of credit remained available to the Company.

Subordinated Debt:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of March 31, 2023 and December 31, 2022. Unamortized debt issuance cost was $464 thousand and $485 thousand at March 31, 2023 and December 31, 2022, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Notes initially bears interest at a rate of 5.625% per annum from and including September 28, 2018, to but excluding October 2, 2023, with interest during this period payable semi-annually in arrears. From and including October 2, 2023, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month LIBOR, or an alternative rate determined in accordance with the terms of the Notes if three-month LIBOR cannot be determined, plus 255 basis points, with interest during this period payable quarterly in arrears. In relation to the three-month LIBOR rate being no longer available in the future, the Company anticipates using the three-month term SOFR rate in future repricing.  The Notes are redeemable by the Company, in whole or in part, on or after October 2, 2023, and at any time, in whole but not in part, upon the occurrence of certain events. The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

The Notes’ unamortized debt issuance costs totaled $464 thousand at March 31, 2023, and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand for the three months ended March 31, 2023, and 2022, respectively.

On September 1, 2021, the Company acquired $2.5 million of subordinated notes (“sub-debt”) from the acquisition of SCB. The sub-debt bears interest at a rate of 6.75% per annum until August 14, 2024, with the interest during this period payable semi-annually in arrears. From and including August 14, 2024, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month LIBOR, or an alternative rate determined in accordance with the terms of the sub-debt if three-month LIBOR cannot be determined, plus 530.25 basis points, with interest during this period payable quarterly in arrears.  In relation to the three-month LIBOR rate being no longer available in the future, the Company anticipates using the three-month term SOFR rate in future repricing.  The sub-debt is redeemable by the Company, in whole or in part, on or after August 14, 2024, and at any time, in whole but not in part, upon the occurrence of certain events. The sub-debt has been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

Note 8. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three month periods ending March 31, 2023 and 2022, respectively, was $466 thousand and $393 thousand.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At March 31, 2023, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,676,663 Rights available for future grants or awards.

The Company’s 2015 Stock Incentive Plan has 11,840 Rights issued. In addition, the Company has 4,500 Rights issued from the Cornerstone Non-Qualified Plan Options, which does not have any Rights available for future grants or awards.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2022	32,045	$12.04
Granted	—	—
Exercised	(15,705)	10.47
Forfeited	—	—
Outstanding at March 31, 2023	16,340	$13.55

Information pertaining to stock options outstanding at March 31, 2023, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$9.60	4,500	0.92 years	$9.60	4,500	$9.60
15.05	11,840	2.50 years	15.05	11,840	15.05
Outstanding, end of period	16,340	2.07 years	$13.55	16,340	$13.55

The Company did not recognize any stock option-based compensation expense during the three months ended March 31, 2023 and 2022, respectively, as all stock options issued are fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

The intrinsic value of options exercised during the three months ended March 31, 2023, and 2022, was $242 thousand and $506 thousand, respectively.  The aggregate intrinsic value of total options outstanding and exercisable options at March 31, 2023, was $157 thousand. Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2023, was $165 thousand.

Stock options of 15,705 and 27,550 shares were exercised during the three month periods ended March 31, 2023, and 2022, respectively.  The income tax benefit recognized for the exercise of options during the three months ended March 31, 2023, and 2022, was a $65 thousand and $76 thousand, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended March 31, 2023, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2022	129,836	$19.61
Granted	89,582	26.23
Vested	(13,913)	25.82
Forfeited/expired	(2,000)	17.56
Balance at March 31, 2023	203,505	$22.12

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three months ended March 31, 2023, and 2022, was $538 thousand and $312 thousand, respectively. As of March 31, 2023, there was $2.5 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.35 years. The grant-date fair value of restricted stock awards vested was $359 thousand for the three months ended March 31, 2023.

Stock Appreciation Rights ("SARs"):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2022	36,000	$18.25
Granted	—	—
Exercised	(2,000)	15.19
Forfeited	—	—
Outstanding at March 31, 2023	34,000	$18.43

Information pertaining to SARs outstanding at March 31, 2023, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	14,000	0.75 years	$15.19	14,000	$15.19
20.70	20,000	1.76 years	20.70	—	—
Outstanding, end of period	34,000	1.34 years	$18.43	14,000	$15.19

SARs compensation expense of ($95) thousand and ($26) thousand was recognized for the three month periods ended March 31, 2023, and 2022, respectively. The credit in expense for the three month periods ended March 31, 2023, and 2022, respectively, was due to adjustments related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Commitments to extend credit	$822,831	$911,998
Standby letters of credit	15,834	6,897

At March 31, 2023, and December 31, 2022, the allowance for these off-balance sheet commitments was $3.2 million and $85 thousand, respectively. With the adoption of ASU 2016-13, effective January 1, 2023, there was an increase in the allowance of $3.0 million on these off-balance sheet commitments.

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At March 31, 2023 and December 31, 2022, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023:
Assets:
Securities available-for-sale:
U.S. Treasury	$226,506	$—	$226,506	$—
U.S. Government-sponsored enterprises (GSEs)	65,478	—	65,478	—
Municipal securities	18,704	—	18,704	—
Other debt securities	30,556	—	30,556	—
Mortgage-backed securities (GSEs)	219,174	—	219,174	—
Total securities available-for-sale	560,418	—	560,418	—

Derivative financial instruments and interest rate swap agreements	10,090	—	10,090	—
Total assets at fair value	$570,508	$—	$570,508	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$10,639	$—	$10,639	$—

December 31, 2022:
Assets:
Securities available-for-sale:
U.S. Treasury	$223,653	$—	$223,653	$—
U.S. Government-sponsored enterprises (GSEs)	1,575	—	1,575	—
Municipal securities	18,611	—	18,611	—
Other debt securities	30,551	—	30,551	—
Mortgage-backed securities (GSEs)	209,503	—	209,503	—
Total securities available-for-sale	483,893	—	483,893	—

Derivative financial instruments and interest rate swap agreements	11,834	—	11,834	—
Total assets at fair value	$495,727	$—	$495,727	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,110	$—	$13,110	$—

During the three months ending March 31, 2023, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023:
Collateral dependent loans	$3,247	$—	$—	$3,247
Other real estate owned	272	—	—	272

December 31, 2022:
Collateral dependent loans(1)	$1,536	$—	$—	$1,536
Other real estate owned	915	—	—	915

(1)	Amount is net of valuation allowance of $506 thousand at December 31, 2022 as required by ASC 310-10, “Receivables”, prior to the adoption of ASU 2016-13.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
March 31, 2023:
Collateral dependent loans	$3,247	Appraisal	Appraisal discounts	54%
Other real estate owned	272	Appraisal	Appraisal discounts	27%

December 31, 2022:
Collateral dependent loans	$1,536	Appraisal	Appraisal discounts	25%
Other real estate owned	915	Appraisal	Appraisal discounts	29%

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
March 31, 2023:
Assets:
Cash and cash equivalents	$306,934	$306,934	$—	$—	$306,934
Securities available-for-sale	560,418	—	560,418	—	560,418
Securities held-to-maturity	284,776	—	263,172	—	263,172
Other investments	14,059	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,252,832	—	—	3,150,135	3,150,135
Derivative financial instruments and interest rate swap agreements	10,090	—	10,090	—	10,090

Liabilities:
Noninterest-bearing demand deposits	989,753	—	989,753	—	989,753
Interest-bearing demand deposits	989,738	—	989,738	—	989,738
Money market and savings deposits	1,761,847	—	1,761,847	—	1,761,847
Time deposits	488,208	—	486,531	—	486,531
Borrowings	16,546	—	16,546	—	16,546
Subordinated debt	42,036	—	—	40,264	40,264
Derivative financial instruments and interest rate swap agreements	10,639	—	10,639	—	10,639

December 31, 2022:
Assets:
Cash and cash equivalents	$266,424	$266,424	$—	$—	$266,424
Securities available-for-sale	483,893	—	483,893	—	483,893
Securities held-to-maturity	285,949	—	260,613		260,613
Other investments	15,530	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,232,045	—	—	3,143,921	3,143,921
Derivative financial instruments and interest rate swap agreements	11,834	—	11,834	—	11,834

Liabilities:
Noninterest-bearing demand deposits	1,072,449	—	1,072,449	—	1,072,449
Interest-bearing demand deposits	965,911	—	965,911	—	965,911
Money market and savings deposits	1,583,481	—	1,583,481	—	1,583,481
Time deposits	455,259	—	451,899	—	451,899
Borrowings	41,860	—	41,860	—	41,860
Subordinated debt	42,015	—	—	40,439	40,439
Derivative financial instruments and interest rate swap agreements	13,110	—	13,110	—	13,110

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

Note 11.Derivatives Financial Instruments

Derivatives designated as fair value hedges:

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative net investment hedge instrument, as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk, are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate tax-exempt callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. The Company has adopted ASU 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, which allows such partial term hedge designations. During the fourth quarter of 2022 the Company dissolved this hedging relationship.

The effects of the Company’s fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

Three Months Ended
March 31,
2022
Interest income on tax-exempt securities	$393
Effects of fair value hedge relationships	(254)
Reported interest income on tax-exempt securities	$139

Three Months Ended
March 31,
Gain (loss) on fair value hedging relationship	2022
Interest rate swap agreements – securities:
Hedged items	$(1,218)
Derivative designated as hedging instruments	1,218
Carry amount of hedged assets – securities available-for-sale	40,125

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivatives Designated as Cash Flow Hedges:

During the third quarter of 2022, the Company entered into interest rate derivatives contracts that were designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. Specifically, the Company executed $100 million, notional amount, in interest rate collars to hedge the variable rate index on a portion of the Company’s commercial loan portfolio.  To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge if a cash flow hedge. At inception, a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see - Consolidated Statements of Comprehensive Income (Loss). Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset, as future interest payments are made on the underlying assets.  At March 31, 2023, he Company estimates that an additional $83 thousand will be reclassified as a decrease in interest income in the next 12 months.

At March 31, 2023 and December 31, 2022, cash flow hedges are as follows (in thousands):

		March 31, 2023		December 31, 2022
	Balance Sheet	Notional	Estimated	Notional	Estimated
	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedges:
Assets	Other assets	$-	$-	$-	$-
Liabilities	Other liabilities	100,000	(586)	100,000	(1,304)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Amount of Gain or (Loss) Recognized from OCI Included	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component
Three months ended March 31, 2023
Interest rate swaps	$(581)	$(581)	Interest income	$(6)	$(6)

Three months ended March 31, 2022
Interest rate swaps	$—	$—	—	$—	$—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Total interest income	$53,184	$—
Effects of cash flow hedge relationships	(6)	—
Reported total interest income	$53,178	$—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Non-hedged derivatives:

During the second quarter of 2021, the Company initiated a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a dealer bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. Since the income statement impact of the offsetting positions is limited, any changes in fair value are recognized as other noninterest income in the current period.

At March 31, 2023 and December 31, 2022, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	March 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$233,181	$10,090	$216,656	$11,834
Liabilities	233,181	(10,090)	216,656	(11,834)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Interest rate swap agreements	$338	$520

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At March 31, 2023 and December 31, 2022, collateral totaling $1.4 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		March 31,	December 31,
	Classification	2023	2022
Assets:
Operating lease right-of-use assets	Other assets	$8,963	$9,314
Liabilities:
Operating lease liabilities	Other liabilities	$9,130	$9,457

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

As of March 31, 2023, the weighted average remaining lease term was 9.07 years and the weighted average discount rate was 2.37%.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

	Three Months Ended
	March 31,
	2023	2022
Lease costs:
Operating lease costs	$404	$414
Variable lease costs	23	25
Total	$427	$439
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$379	$396

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2023, were as follows (in thousands):

Amounts
Remainder of 2023	$1,021
2024	1,260
2025	1,193
2026	1,095
2027	889
Thereafter	4,772
Total future minimum lease payments	10,230
Amounts representing interest	(1,100)
Present value of net future minimum lease payments	$9,130

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At March 31, 2023, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

In December 2018, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”) (collectively, the “agencies”) issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provided an option to phase in over a three year period on a straight line basis the day-one impact of the adoption on earnings and tier one capital. The Company adopted ASU 2016-13 on January 1, 2023, and has chosen the three year phase in option.

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

During the three months ended March 31, 2023, the Bank did not pay a dividend and the Company paid a quarterly common stock dividend of $0.08 per share.  The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Regulatory Capital Levels:

Actual and required capital levels at March 31, 2023, and December 31, 2022 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$438,163	11.77%	$297,854	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	370,339	9.95%	223,391	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	370,339	9.95%	167,543	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	370,339	7.91%	187,364	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$441,097	11.85%	$297,853	8.00%	$372,316	10.00%
Tier 1 Capital (to Risk Weighted Assets)	415,309	11.15%	223,390	6.00%	297,853	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	415,309	11.15%	167,542	4.50%	242,005	6.50%
Tier 1 Capital (to Average Assets)[2]	415,309	8.87%	187,358	4.00%	234,198	5.00%

December 31, 2022
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$425,957	11.40%	$298,966	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	224,224	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	168,168	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	360,608	7.95%	181,387	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$426,947	11.44%	$298,476	8.00%	$373,094	10.00%
Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	223,857	6.00%	298,476	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	167,892	4.50%	242,511	6.50%
Tier 1 Capital (to Average Assets)	403,613	8.90%	181,383	4.00%	226,729	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), presented net of tax, were as follows (in thousands):

	Three Months Ended March 31, 2023
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2022	$(33,616)	$(742)	$—	$(966)	$(35,324)

Other comprehensive income	6,138	—	—	536	6,674
Reclassification of amounts included in net income	—	30	—	—	30
Net other comprehensive income during period	6,138	30	—	536	6,704

Ending balance, March 31, 2023	$(27,478)	$(712)	$—	$(430)	$(28,620)

	Three Months Ended March 31, 2022
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2021	$25	$665	$753	$—	$1,443

Other comprehensive income (loss)	(15,092)	(1,490)	(409)	—	(16,991)
Reclassification of amounts included in net income	—	(8)	—	—	(8)
Net other comprehensive income (loss) during period	(15,092)	(1,498)	(409)	—	(16,999)

Ending balance, March 31, 2022	$(15,067)	$(833)	$344	$—	$(15,556)

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Tennessee), including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business;

●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market, including as a result of increased remote working;
●	results of examinations by our primary regulators, the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, as well as legislative, tax and regulatory changes that impact the money supply and inflation and the possibility that the U.S. could default on its debt obligations;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	uncertainty related to the transition away from LIBOR;
●	the ongoing impact of the COVID-19 pandemic;
●	potential increases in the provision for loan losses resulting from the implementation of ASU 2016-13 Current Expected Credit Loss (“CECL”);
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us;

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

Recent Developments

During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains strong. The Company’s total deposits increased by approximately 3.7% compared to December 31, 2022, to $4.2 billion at March 31, 2023, primarily due to organic deposit growth. The Company’s uninsured/uncollateralized deposits totaled $1.4 billion at March 31, 2023, compared to $1.3 billion at December 31, 2022, representing 32.9% and 32.8% of total deposits at March 31, 2023, and December 31, 2022, respectively. The Company also took a number of preemptive actions, which included pro-active outreach to customers and actions to maximize its funding sources in response to these recent developments, including the Company’s strategic decision to hold excess cash for contingency liquidity for the majority of the month ended March 31, 2023. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 9.95% and 11.77%, respectively, as of March 31, 2023.

Critical Accounting Estimates

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate.  The most significant accounting policies we follow are presented in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements.  These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. On January 1, 2023, we adopted FASB ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) which significantly changes our methodology for determining our Allowance for Credit Losses (“ACL”) and ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, See Note 1. Recently Issued and Adopted Accounting Pronouncements in the Notes to our Consolidated Financial Statements in this Form 10-Q for further information related to these changes. There have been no other significant changes in the Company’s application of critical accounting policies since December 31, 2022.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the first quarter of 2023:

●	Net income totaled $11.5 million, or $0.68 per diluted common share, during the first quarter of 2023 compared to $8.3 million, or $0.49 per diluted common share, for the same period in 2022.
●	Annualized return on average assets for the three months ended March 31, 2023, and 2022 was 0.97% and 0.73%, respectively.
●	Deposit growth of $152.4 million from December 31, 2022.
●	On January 1, 2023, the Company adopted ASU 2016-13, which resulted in a $8.7 million, or 37.1%, increase in the ACL at the adoption date, with initial adoption entry being recorded through retained earnings, net of tax.

Selected Financial Information

The following is a summary of certain financial information for the three month periods ended March 31, 2023 and 2022 and as of March 31, 2023 and December 31, 2022 (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022	Change
Income Statement:
Interest income	$53,178	$32,915	$20,263
Interest expense	17,196	2,797	14,399
Net interest income	35,982	30,118	5,864
Provision for loan and lease losses	550	1,006	(456)
Net interest income after provision for loan and lease losses	35,432	29,112	6,320
Noninterest income	6,925	7,111	(186)
Noninterest expense	27,529	25,718	1,811
Income before income taxes	14,828	10,505	4,323
Income tax expense	3,328	2,246	1,082
Net income	$11,500	$8,259	$3,241

Per Share Data:
Basic income per common share	$0.69	$0.49	$0.20
Diluted income per common share	$0.68	$0.49	$0.19

Performance Ratios:
Return on average assets	0.97%	0.73%	0.25%
Return on average shareholders' equity	10.79%	7.83%	2.96%

	March 31,	December 31,
	2023	2022	Change
Balance Sheet:
Loans and leases, net	$3,249,508	$3,230,293	$19,215
Deposits	4,229,546	4,077,100	152,446

Analysis of Results of Operations

First quarter of 2023 compared to 2022

Net income was $11.5 million, or $0.68 per diluted common share, for the first quarter of 2023, compared to $8.3 million, or $0.49 per diluted common share, for the first quarter of 2022.  For the three months ended March 31, 2023, when compared to the comparable period in 2022, the increase in net income of $3.2 million was due to an increase in net interest income after provision for loan and lease losses of $6.3 million, offset by increases in noninterest expense of $1.8 million and income tax expense of $1.1 million.  The tax equivalent net interest margin was 3.31% for the first quarter of 2023, compared to 2.91% for the first quarter of 2022. Noninterest income to average assets was 0.59% for the first quarter of 2023, decreasing from 0.63% for the first quarter of 2022. Noninterest expense to average assets increased to 2.33% in the first quarter of 2023, from 2.27% in the first quarter of 2022.

Net Interest Income and Yield Analysis

First quarter of 2023 compared to 2022

Net interest income, taxable equivalent, increased to $36.1 million for the first quarter of 2023, up from $30.3 million for the third quarter of 2022. Net interest income was positively impacted by the increase in balances of loans and leases, securities, and the increase in yield/rate on federal funds sold and other earning assets.  Average interest-earning assets increased from $4.22 billion for the first quarter of 2022, to $4.43 billion for the first quarter of 2023, primarily from the Company’s continued organic loan and lease growth and the increase in our securities, this was offset by a decrease in our overall liquidity position. Over this period, average loan and lease balances increased by $530.4 million, average securities increased $70.6 million and average interest-bearing deposits increased by $227.7 million.  Average federal funds sold and other interest earning assets decreased by $397.6 million, average borrowings decreased $52.9 million and noninterest-bearing deposits decreased by $12.6 million. The tax equivalent net interest margin increased to 3.31% for the first quarter of 2023, compared to 2.91% for the first quarter of 2022. The yield on earning assets increased from 3.18% for the first quarter of 2022, to 4.88% for the first quarter of 2023, primarily due the deployment of excess cash and cash equivalents into loans and leases and the increase in rates by the Federal Reserve. The cost of average interest-bearing deposits increased from 0.27% for the first quarter of 2022, to 2.05% for the first quarter of 2023, primarily due to the increase in rates by the Federal Reserve.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$3,258,452	$44,728	5.57%	$2,728,096	$29,643	4.41%
Taxable securities	723,540	3,651	2.05%	612,980	2,418	1.60%
Tax-exempt securities[2]	65,547	447	2.77%	105,516	533	2.05%
Federal funds sold and other earning assets	378,253	4,446	4.77%	775,834	486	0.25%
Total interest-earning assets	4,425,792	53,272	4.88%	4,222,426	33,080	3.18%
Noninterest-earning assets	359,996			381,807
Total assets	$4,785,788			$4,604,233

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$944,132	4,227	1.82%	$921,835	446	0.20%
Money market and savings deposits	1,820,455	10,381	2.31%	1,523,188	859	0.23%
Time deposits	469,361	1,738	1.50%	561,207	709	0.51%
Total interest-bearing deposits	3,233,948	16,346	2.05%	3,006,230	2,014	0.27%
Borrowings[3]	16,858	224	5.39%	69,769	157	0.91%
Subordinated debt	42,022	626	6.04%	41,938	626	6.05%
Total interest-bearing liabilities	3,292,828	17,196	2.12%	3,117,937	2,797	0.36%
Noninterest-bearing deposits	1,015,670			1,028,298
Other liabilities	44,908			30,053
Total liabilities	4,353,406			4,176,288
Shareholders' equity	432,382			427,945
Total liabilities and shareholders’ equity	$4,785,788			$4,604,233
Net interest income, taxable equivalent		$36,076			$30,283
Interest rate spread			2.76%			2.82%
Tax equivalent net interest margin			3.31%			2.91%

Percentage of average interest-earning assets to average interest-bearing liabilities			134.41%			135.42%
Percentage of average equity to average assets			9.03%			9.29%

1Loans and leases include PPP loans with an average balance of $3.1 million and $54.0 million for the three months ended March 31, 2023, and 2022, respectively.  Loan and lease fees included in loan and lease income was $2.9 million and $1.6 million for the three months ended March 31, 2023, and 2022, respectively. Loan and lease fee income for the three months ended March 31, 2023, and 2022, includes $8 thousand and $1.1 million accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $94 thousand for the three months ended March 31, 2023, and $165 thousand for the three months ended March 31, 2022.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Service charges on deposit accounts	$1,445	$1,319	$126
Mortgage banking	172	834	(662)
Investment services	1,005	1,070	(65)
Insurance commissions	1,259	901	358
Interchange and debit card transaction fees, net	1,383	1,284	99
Other	1,661	1,703	(42)
Total noninterest income	$6,925	$7,111	$(186)

First quarter of 2023 compared to 2022

Noninterest income decreased by $186 thousand, or 2.6%, during the first quarter of 2023 compared to the same period in 2022. This quarterly change in total noninterest income primarily resulted from the following:

●	Decrease in mortgage banking, related to increased secondary market interest rates driving lower volume; and
●	Increase in insurance commissions, driven by the addition of Sunbelt Group, LLC (“Sunbelt”) during the third quarter of 2022 and organic growth.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Salaries and employee benefits	$16,742	$15,046	$1,696
Occupancy and equipment	3,208	3,059	149
FDIC insurance	541	641	(100)
Other real estate and loan related expense	572	729	(157)
Advertising and marketing	355	369	(14)
Data processing and technology	2,163	1,586	577
Professional services	807	1,242	(435)
Amortization of intangibles	659	637	22
Merger related and restructuring expenses	—	439	(439)
Other	2,482	1,970	512
Total noninterest expense	$27,529	$25,718	$1,811

First quarter of 2023 compared to 2022

Noninterest expense increased by $1.8 million, or 7.0%, in the first quarter of 2023 as compared to the same period in 2022. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to overall franchise growth;
●	Increase in data processing and technology, as a result of enhancements to our core systems;
●	Decrease in professional services, related to lower legal expenses; and
●	Increase in other, primarily related overall franchise growth.

Taxes

First quarter of 2023 compared to 2022

In the first quarter of 2023 income tax expense totaled $3.3 million compared to $2.2 million in the first quarter of 2022. The effective tax rate was approximately 22.4% in the first quarter of 2023 compared to 21.4% first quarter of 2022.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding of approximately $3.25 billion at March 31, 2023, compared to $3.23 billion at December 31, 2022. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	March 31,	Gross	December 31,	Gross
	2023	Total	2022	Total
Commercial real estate	$1,635,534	49.8%	$1,627,761	50.0%
Consumer real estate	606,343	18.5%	587,977	18.1%
Construction and land development	386,253	11.8%	402,501	12.4%
Commercial and industrial	571,153	17.4%	551,867	17.0%
Leases	67,701	2.1%	67,427	2.1%
Consumer and other	14,803	0.5%	16,094	0.5%
Total loans and leases	3,281,787	100.0%	3,253,627	100.0%
Less: Allowance for credit losses	(32,279)		(23,334)
Loans and leases, net	$3,249,508		$3,230,293

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at March 31, 2023, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$62,632	$823,559	$728,960	$20,383	$1,635,534	$974,657	$598,245
Consumer real estate-mortgage	37,253	207,619	206,301	155,170	606,343	278,232	290,858
Construction and land development	125,518	170,157	60,242	30,336	386,253	136,736	123,999
Commercial and industrial	111,041	356,750	96,876	6,486	571,153	363,087	97,025
Leases	2,164	65,537	—	—	67,701	65,537	—
Consumer and other	6,501	7,803	455	44	14,803	7,256	1,046
Total loans and leases	$345,109	$1,631,425	$1,092,834	$212,419	$3,281,787	$1,825,505	$1,111,173

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases as a percentage of total gross loans and leases, net of deferred fees, was 0.10% as of March 31, 2023, and 0.09% December 31, 2022, respectively. Total nonperforming assets as a percentage of total assets was 0.11% as of March 31, 2022, and 0.10% as of December 31, 2022, respectively.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days and 90 days or more past due for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
March 31, 2023
Commercial real estate	$1,635,534	$697	0.04%	$-	-%	$697	0.04%
Consumer real estate	606,343	2,717	0.45	-	-	2,717	0.45
Construction and land development	386,253	634	0.16	-	-	634	0.16
Commercial and industrial	571,153	441	0.08	-	-	441	0.08
Leases	67,701	494	0.73	-	-	494	0.73
Consumer and other	14,803	17	0.11	-	-	17	0.11
Total	$3,281,787	$5,000	0.15	$-	-	$5,000	0.15

December 31, 2022
Commercial real estate	$1,627,761	$54	-%	$-	-%	$54	-%
Consumer real estate	587,977	594	0.10	-	-	594	0.10
Construction and land development	402,501	-	-	-	-	-	-
Commercial and industrial	551,867	203	0.04	-	-	203	0.04
Leases	67,427	1,108	1.64	143	0.21	1,251	1.86
Consumer and other	16,094	107	0.66	-	-	107	0.66
Total	$3,253,627	$2,066	0.06	$143	-	$2,209	0.07

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	March 31, 2023			December 31, 2022
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate	$1,635,534	$324	0.02%	$1,627,761	$-	-%
Consumer real estate	606,343	1,825	0.30	587,977	1,665	0.28
Construction and land development	386,253	686	0.18	402,501	920	0.23
Commercial and industrial	571,153	410	0.07	551,867	180	0.03
Leases	67,701	-	-	67,427	28	0.04
Consumer and other	14,803	2	0.01	16,094	15	0.09
Total	$3,281,787	$3,247	0.10	$3,253,627	$2,808	0.09

Allowance for credit losses to nonaccrual loans		994.12%			830.98%

Allocation of the Allowance for Credit Losses

We maintain the allowance at a level that we deem appropriate to adequately cover change in the loan and lease portfolio. Our provision for credit losses for the three months ended March 31, 2023, is $550 thousand compared to $1.0 million in the same period of 2022, a decrease of $456 thousand.  As of March 31, 2023, and December 31, 2022, our allowance for credit losses was $32.3 million and $23.3 million, respectively, which we deemed to be adequate at each of the respective dates. The increase was primarily the result of the implementation ASU 2016-13, which resulted in an increase of $8.7 million to the allowance for credit losses. See Note 1. Recently Issued and Adopted Accounting Pronouncements in the Notes to our Consolidated Financial Statements in this Form 10-Q for further information related to this change.  Our allowance for credit loss as a percentage of total loans and leases was 0.98% at March 31, 2023 and 0.72% at December 31, 2022, respectively.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
March 31, 2023
Commercial real estate	$14,528	49.8%	$1,635,534	0.89%
Consumer real estate	6,411	18.5	606,343	1.06
Construction and land development	5,219	11.8	386,253	1.35
Commercial and industrial	5,359	17.4	571,153	0.94
Leases	637	2.1	67,701	0.94
Consumer and other	125	0.5	14,803	0.84
Total	$32,279	100.0%	$3,281,787	0.98

December 31, 2022
Commercial real estate	$10,821	50.0%	$1,627,761	0.66%
Consumer real estate	4,028	18.1	587,977	0.69
Construction and land development	3,059	12.4	402,501	0.76
Commercial and industrial	3,997	17.0	551,867	0.72
Leases	1,293	2.1	67,427	1.92
Consumer and other	136	0.5	16,094	0.85
Total	$23,334	100.0%	$3,253,627	0.72

The allocation by category is determined based on the loans and leases individually assigned risk rating, if applicable, and environmental factors applicable to each category of loan and lease. Specific valuation allowances related to impaired, non PCI loans and leases was approximately $385 thousand at December 31, 2022.

Analysis of the Allowance for Credit Losses

The following is a summary of changes in the allowance for credit losses for the periods presented including the ratio of the allowance for credit losses to total loans and leases as of the end of each period (dollars in thousands):

				Ratio of Net (charge-offs)
	Provision for	Net (charge-offs)	Average	Recoveries to
	Credit Losses	Recoveries	Loans	Average Loans
Three Months Ended March 31, 2023
Commercial real estate	$174	$2	$1,627,025	-%
Consumer real estate	260	5	595,469	-
Construction and land development	(10)	-	393,260	-
Commercial and industrial	37	(153)	559,920	(0.03)
Leases	8	(9)	67,373	(0.01)
Consumer and other	81	(105)	15,405	(0.68)
Total	$550	$(260)	$3,258,452	(0.01)

Three Months Ended March 31, 2022
Commercial real estate	$623	1	$1,432,822	-%
Consumer real estate	(40)	(26)	451,596	(0.01)
Construction and land development	238	-	305,479	-
Commercial and industrial	(109)	(171)	469,139	(0.04)
Leases	146	72	58,146	0.12
Consumer and other	148	(156)	10,914	(1.43)
Total	$1,006	$(280)	$2,728,096	(0.01)

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio increased from $769.8 million at December 31, 2022, to $845.2 million at March 31, 2023, primarily as a result of strategically deploying a portion of the Bank’s cash position.  New purchases were focused on floating rate or short-term government agency backed securities. Our securities to asset ratio has increased from 16.7% at December 31, 2022, to 17.7% at March 31, 2023.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at March 31, 2023 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$100,581	1.34%	$107,278	1.28%	$33,143	1.28%	$—	-%	$241,002	1.31%
U.S. Government agencies	10,000	5.50	1,570	3.92	52,153	6.02	—	-	63,723	5.89
State and political subdivisions	400	4.37	1,576	2.70	7,233	2.68	9,813	3.80	19,022	3.29
Other debt securities	—	-	992	3.62	31,460	4.52	500	4.50	32,952	4.49
Mortgage-backed securities	26	1.11	10,919	2.08	91,368	2.45	138,454	2.39	240,767	2.40
Total securities	$111,007	1.73	$122,335	1.42	$215,357	3.44	$148,767	2.49	$597,466	2.47

Held-to-maturity:
U.S. Treasury	$99,946	1.35%	$50,297	1.71%	$—	-%	$—	-%	$150,243	1.47%
U.S. Government agencies	—	-	—	-	33,557	1.83	16,683	1.92	50,240	1.86
State and political subdivisions	—	-	—	-	4,271	2.20	49,184	2.13	53,455	2.14
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,872	2.14	25,966	2.13	30,838	2.12
Total securities	$99,946	1.35	$50,297	1.71	$42,700	1.90	$91,833	2.09	$284,776	1.73

(1)Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2023, brokered deposits represented approximately 0.87% of total deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three month periods ending March 31, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$1,015,670	23.9%	—%	$1,028,298	25.5%	—%
Interest-bearing demand	944,132	22.2%	1.82%	921,835	22.8%	0.20%
Money market and savings	1,820,455	42.8%	2.31%	1,523,188	37.8%	0.23%
Time deposits	469,361	11.0%	1.50%	561,207	13.9%	0.51%
Total average deposits	$4,249,618	100.0%	1.56%	$4,034,528	100.0%	0.20%

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended March 31, 2023, and 2022, was 2.05% and 0.27%, respectively. The increase cost was primarily attributable to the increases in rates by the Federal Reserve and increased pricing competition.

Total deposits as of March 31, 2023, were $4.23 billion, which was an increase of $152.4 million from December 31, 2022. This increase was primarily from organic deposit growth. As of March 31, 2023, the Company had outstanding time deposits under $250,000 with balances of $307.0 million and time deposits over $250,000 with balances of $181.2 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

March 31,
2023
Three months or less	$40,295
Three to six months	16,196
Six to twelve months	84,238
More than twelve months	40,518
Total	$181,247

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $16.5 million at March 31, 2023, and consisted of short-term borrowings of $12.5 million, and $4.0 million of securities sold under repurchase agreements. Long-term debt totaled $42.0 million at March 31, 2023, and December 31, 2022, respectively, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements - Note 7 – Borrowings, Line of Credit and Subordinated Debt."

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At March 31, 2023 and December 31, 2022, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 13 - Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At March 31, 2023, we had $822.8 million of pre-approved but unused lines of credit and $15.8 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements - Note 9 – Commitments and Contingent Liabilities.”

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

Estimated % Change in Net Interest Income Over 12 Months
March 31, 2023:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(1.88)%
200 basis points increase	(3.87)%
100 basis points decrease	1.93%
200 basis points decrease	2.98%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
March 31, 2023:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.55)%
200 basis points increase	(2.69)%
100 basis points decrease	(0.10)%
200 basis points decrease	(2.39)%

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

The Company has $211.0 million in securities that mature throughout the next 12 months. The Company also has unused borrowing capacity in the amount of $781.3 million available with the Federal Reserve, Federal Home Loan Bank, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2023 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I--Item 1A--Risk Factors” in our Form 10-K for the year ended December 31, 2022. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Please be aware that these risks may change over time and other risks may prove to be important in the future.

Other than the risk factor set forth below, there are no material changes during the period covered by this Report to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2022.

Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These developments have negatively impacted customer confidence in regional banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, the level of unrealized losses in either available-for-sale or held-to-maturity securities portfolios, contingent liquidity, CRE loan composition and concentration, capital position and general oversight and internal control structures regarding the foregoing. This could impact our ability to achieve our strategic objectives and may result in changes to our balance sheet position which could, in turn, negatively impact our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock.

Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of March 31, 2023, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended March 31, 2023.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
January 1, 2023 to January 31, 2023	—	$—	—	$4,484
February 1, 2023 to February 28, 2023	—	—	—	4,484
March 1, 2023 to March 31, 2023	—	—	—	4,484
Total	—	$—	—	$4,484

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated as of September 1, 2022, by Sunbelt Group, LLC, A. Mark Slater., and Rains Agency Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed September 6, 2022
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
10.1	Second Amendment to Loan and Security Agreement, dated as of February 1, 2023, by and between SmartFinancial, Inc. and ServisFirst Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 6, 2023
10.2	Amended and Restated Revolving Note, dated as of February 1, 2023, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 6, 2023
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

SmartFinancial, Inc.

Date:	May 10, 2023	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	May 10, 2023	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)