Form 10-Q
period 2023-06-30
SMARTFINANCIAL INC.
filed 2023-08-09
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes  ☐    No  ☒

As of August 04, 2023, there were 17,004,092 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	June 30,	December 31,
	2023	2022*
ASSETS:
Cash and due from banks	$37,532	$44,265
Interest-bearing deposits with banks	198,756	206,849
Federal funds sold	2,610	15,310
Total cash and cash equivalents	238,898	266,424
Securities available-for-sale, at fair value	540,308	483,893
Securities held-to-maturity, at amortized cost	283,564	285,949
Other investments	14,396	15,530
Loans held for sale	986	1,752
Loans and leases	3,337,790	3,253,627
Less: Allowance for credit losses	(32,747)	(23,334)
Loans and leases, net	3,305,043	3,230,293
Premises and equipment, net	92,351	92,511
Other real estate owned	1,708	1,436
Goodwill and other intangibles, net	108,439	109,772
Bank owned life insurance	82,419	81,470
Other assets	77,688	68,468
Total assets	$4,745,800	$4,637,498

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$1,003,432	$1,072,449
Interest-bearing demand	938,758	965,911
Money market and savings	1,720,202	1,583,481
Time deposits	537,192	455,259
Total deposits	4,199,584	4,077,100
Borrowings	15,496	41,860
Subordinated debt	42,057	42,015
Other liabilities	43,816	44,071
Total liabilities	4,300,953	4,205,046
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 17,004,092 and 16,900,805 shares issued and outstanding, respectively	17,004	16,901
Additional paid-in capital	295,296	294,330
Retained earnings	167,564	156,545
Accumulated other comprehensive income (loss)	(35,017)	(35,324)
Total shareholders' equity	444,847	432,452
Total liabilities and shareholders' equity	$4,745,800	$4,637,498

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans and leases, including fees	$45,446	$31,530	$90,173	$61,172
Securities:
Taxable	4,335	2,908	7,986	5,327
Tax-exempt	357	441	709	809
Federal funds sold and other earning assets	1,956	1,430	6,405	1,916
Total interest income	52,094	36,309	105,273	69,224
Interest expense:
Deposits	19,554	2,504	35,900	4,518
Borrowings	339	117	564	274
Subordinated debt	626	626	1,252	1,252
Total interest expense	20,519	3,247	37,716	6,044
Net interest income	31,575	33,062	67,557	63,180
Provision for credit losses	113	1,250	663	2,256
Net interest income after provision for credit losses	31,462	31,812	66,894	60,924
Noninterest income:
Service charges on deposit accounts	1,657	1,446	3,102	2,765
Mortgage banking	332	471	504	1,305
Investment services	1,300	1,065	2,305	2,135
Insurance commissions	1,139	598	2,398	1,499
Interchange and debit card transaction fees, net	1,347	1,467	2,730	2,751
Other	1,355	2,182	3,016	3,885
Total noninterest income	7,130	7,229	14,055	14,340
Noninterest expense:
Salaries and employee benefits	15,947	15,673	32,689	30,719
Occupancy and equipment	3,318	2,793	6,526	5,852
FDIC insurance	875	676	1,416	1,317
Other real estate and loan related expense	441	636	1,013	1,365
Advertising and marketing	305	327	660	697
Data processing and technology	2,235	1,728	4,398	3,314
Professional services	764	745	1,572	1,987
Amortization of intangibles	675	633	1,334	1,270
Merger related and restructuring expenses	—	81	—	520
Other	2,850	2,634	5,331	4,602
Total noninterest expense	27,410	25,926	54,939	51,643
Income before income tax expense	11,182	13,115	26,010	23,621
Income tax expense	2,346	2,900	5,674	5,146
Net income	$8,836	$10,215	$20,336	$18,475
Earnings per common share:
Basic	$0.53	$0.61	$1.21	$1.11
Diluted	$0.52	$0.61	$1.20	$1.10
Weighted average common shares outstanding:
Basic	16,806,389	16,734,930	16,798,939	16,726,696
Diluted	16,898,091	16,867,774	16,897,444	16,863,299

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$8,836	$10,215	$20,336	$18,475
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	(7,624)	(11,404)	652	(31,752)
Tax effect	1,970	2,945	(168)	8,201
Reclassification of unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity	—	—	—	(2,009)
Tax effect	—	—	—	519
Amortization of unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity	38	38	78	27
Tax effect	(10)	(9)	(20)	(6)
Unrealized gains (losses) on securities available-for-sale, net of tax	(5,626)	(8,430)	542	(25,020)
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	—	(892)	—	(1,443)
Tax effect	—	230	—	372
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	—	(662)	—	(1,071)
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	(1,039)	—	(317)	—
Tax effect	268	—	82	—
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	(771)	—	(235)	—

Total other comprehensive income (loss)	(6,397)	(9,092)	307	(26,091)
Comprehensive income (loss)	$2,439	$1,123	$20,643	$(7,616)

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – (Unaudited)

For the Three and Six Months Ended June 30, 2023 and 2022

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2021	16,802,990	$16,803	$292,937	$118,247	$1,443	$429,430
Net income	—	—	—	18,475	—	18,475
Other comprehensive loss	—	—	—	—	(26,091)	(26,091)
Common stock issued pursuant to:
Stock options exercised	31,400	31	232	—	—	263
Restricted stock	64,015	64	(64)	—	—	—
Stock compensation expense	—	—	710	—	—	710
Common stock dividend ($0.14 per share)	—	—	—	(2,360)	—	(2,360)
Balance, June 30, 2022	16,898,405	$16,898	$293,815	$134,362	$(24,648)	$420,427

Balance, December 31, 2022	16,900,805	$16,901	$294,330	$156,545	$(35,324)	$432,452
Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	(6,606)	—	(6,606)
Balance, January 1, 2023, adjusted	16,900,805	16,901	294,330	149,939	(35,324)	425,846
Net income	—	—	—	20,336	—	20,336
Other comprehensive income	—	—	—	—	307	307
Common stock issued pursuant to:
Stock options exercised	15,705	15	150	—	—	165
Restricted stock, net of forfeitures	87,582	88	(88)	—	—	—
Stock compensation expense	—	—	904	—	—	904
Common stock dividend ($0.16 per share)	—	—	—	(2,711)	—	(2,711)
Balance, June 30, 2023	17,004,092	$17,004	$295,296	$167,564	$(35,017)	$444,847

Balance, March 31, 2022	16,893,282	$16,893	$293,376	$125,329	$(15,556)	$420,042
Net income	—	—	—	10,215	—	10,215
Other comprehensive loss	—	—	—	—	(9,092)	(9,092)
Common stock issued pursuant to:
Stock options exercised	3,850	4	42	—	—	46
Restricted stock	1,273	1	(1)	—	—	—
Stock compensation expense	—	—	398	—	—	398
Common stock dividend ($0.07 per share)	—	—	—	(1,182)	—	(1,182)
Balance, June 30, 2022	16,898,405	$16,898	$293,815	$134,362	$(24,648)	$420,427

Balance, March 31, 2023	17,004,092	$17,004	$294,930	$160,085	$(28,620)	$443,399
Net income	—	—	—	8,836	—	8,836
Other comprehensive loss	—	—	—	—	(6,397)	(6,397)
Stock compensation expense	—	—	366	—	—	366
Common stock dividends ($0.08 per share)	—	—	—	(1,357)	—	(1,357)
Balance, June 30, 2023	17,004,092	$17,004	$295,296	$167,564	$(35,017)	$444,847

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$20,336	$18,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,506	4,918
Accretion of fair value purchase accounting adjustments, net	—	(552)
Amortization of intangible assets	1,334	1,270
Provision for credit losses	663	2,256
Stock compensation expense	904	710
Deferred income tax expense	1,739	328
Increase in cash surrender value of bank owned life insurance	(949)	(918)
Net losses from sale and write-downs of other real estate owned	—	59
Net gains from mortgage banking	(504)	(1,305)
Origination of loans held for sale	(18,990)	(42,712)
Proceeds from sales of loans held for sale	20,259	47,413
Net (gain) loss from sale/disposal of fixed assets	66	(253)
Net change in:
Accrued interest receivable	(1,393)	(1,597)
Accrued interest payable	1,300	(224)
Other assets	(5,516)	(13,351)
Other liabilities	(3,426)	13,890
Net cash provided by operating activities	21,329	28,407
Cash flows from investing activities:
Available-for-sale:
Proceeds from maturities, calls and paydowns	20,491	21,247
Purchases	(78,096)	(266,872)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	1,293	634
Purchases	—	(50,575)
Proceeds from sales of other investments	2,053	—
Purchases of other investments	(919)	(75)
Net increase in loans and leases	(84,897)	(299,793)
Proceeds from sale of fixed assets	623	1,278
Purchases of premises and equipment	(3,059)	(7,358)
Proceeds from sale of other real estate owned	—	108
Net cash used by investing activities	(142,511)	(601,406)
Cash flows from financing activities:
Net increase in deposits	122,566	260,000
Net increase (decrease) in securities sold under agreements to repurchase	221	(36)
Proceeds from borrowings	26,000	—
Repayment of borrowings	(52,585)	(75,000)
Cash dividends paid	(2,711)	(2,360)
Issuance of common stock, net of restricted shares withheld for taxes	165	263
Net cash provided by financing activities	93,656	182,867
Net change in cash and cash equivalents	(27,526)	(390,132)
Cash and cash equivalents, beginning of period	266,424	1,045,077
Cash and cash equivalents, end of period	$238,898	$654,945
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$36,417	$6,267
Net cash paid during the period for income taxes	8,577	3,640
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	1,751	53
Acquisition of real estate through foreclosure	272	—
Transfer of securities from available-for-sale to held-to-maturity	—	162,378

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed assets and deferred taxes, the fair value of financial instruments, goodwill, and the fair value of assets acquired, and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

Loans that do not share risk characteristics are evaluated on an individual basis. The Company maintains a net book balance threshold of $500,000 for individually evaluated loans unless further analysis in the future suggests a change is needed to this threshold based on the credit environment at that time.  For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral,

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.  If the loan is not collateral dependent, the measurement of loss is based on the difference between the expected and contractual future cash flows of the loan.

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

Purchased credit-deteriorated, otherwise referred to herein as (“PCD”), assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e. allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement.  The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses.  The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date.  Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses.  The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis.  In accordance with the transition requirements within the standard, the Company’s purchased credit-impaired loans (“PCI”) were treated as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.  Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.  As of June 30, 2023, and December 31, 2022, the accrued interest receivables for loans recorded in other assets were $10.5 million and $9.8 million, respectively.

ACL – Off- Balance Sheet Credit Exposures – The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure.  These primarily include undrawn portions of revolving lines of credit and standby letters of credit.  The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense.  Management has determined that all of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable.  As of June 30, 2023, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $2.8 million.  The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Consolidated Statement of Income.

Recently Issued and Adopted Accounting Pronouncements:

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”), and has issued subsequent amendments thereto, which introduces the current expected credit losses (“CECL”) methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets, including loans and held-to-maturity debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model requires institutions to calculate and estimated losses that are expected to be incurred through the financial asset's contractual life through a provision for credit losses, including loans obtained as a result of any acquisition not deemed to be PCD. ASU 2016-13 also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

at amortized cost; however, the initial allowance determined at acquisition is added to the purchase price rather than recorded as provision expense. In accordance with ASU 2016-13, the disclosure of credit quality indicators related to the amortized cost of financing receivables is further disaggregated by year of origination (or vintage). The Company adopted ASU 2016-13 and all subsequent amendments thereto effective January 1, 2023, using the modified retrospective method for all financial assets measured at amortized cost and off balance sheet credit exposures. Amounts for periods beginning on or after January 1, 2023, are presented under ASU 2016-13 and all prior period information is presented in accordance with previously applicable GAAP. At January 1, 2023, the Company recognized a cumulative adjustment to retained earnings of $6.6 million, net of tax, attributable to an increase in the allowance for credit losses (“ACL”) of $8.7 million, an increase in the allowance for off balance sheet credit exposures of $3.0 million, and an increase in deferred tax assets of $2.3 million. Included in the $8.7 million increase in the allowance for credit losses is $2.9 million that was recognized on PCD loans previously classified as purchased credit impaired (“PCI”) with a corresponding adjustment to the gross carrying amount of the loans. The Company adopted ASU 2016-13 using the prospective transition approach for PCD loans, which did not require re-evaluation of whether loans previously classified as PCI loans met the criteria of PCD assets at the date of adoption. The remaining noncredit discount will be accreted into interest income over the life of the individual loans beginning January 1, 2023.

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

(1) The unfunded lending commitments is recorded within other liabilities on the Consolidated Statements of Financial Condition. The related expense for unfunded lending commitments is recorded within provision for credit losses on the Consolidated Statements of Income.

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020, through December 31, 2024. The Company has implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has begun negotiating loans using its preferred replacement index, the Secured Overnight Financing Rate ("SOFR"). For the Company’s currently outstanding LIBOR-based loans, the timing and manner in which each customer's contract transitions to SOFR will vary on a case-by-case basis. The Company completed all loan transitions by June 30, 2023.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

presented below. There were no antidilutive shares for the three and six months ended June 30, 2023, and June 30, 2022, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic earnings per share computation:
Net income available to common shareholders	$8,836	$10,215	$20,336	$18,475
Average common shares outstanding – basic	16,806,389	16,734,930	16,798,939	16,726,696
Basic earnings per share	$0.53	$0.61	$1.21	$1.11
Diluted earnings per share computation:
Net income available to common shareholders	$8,836	$10,215	$20,336	$18,475
Average common shares outstanding – basic	16,806,389	16,734,930	16,798,939	16,726,696
Incremental shares from assumed conversions:
Stock options and restricted stock	91,702	132,844	98,505	136,603
Average common shares outstanding - diluted	16,898,091	16,867,774	16,897,444	16,863,299
Diluted earnings per common share	$0.52	$0.61	$1.20	$1.10

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM are summarized as follows (in thousands):

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$240,489	$—	$(16,638)	$223,851
U.S. Government-sponsored enterprises (GSEs)	59,207	1,597	(62)	60,742
Municipal securities	18,974	58	(568)	18,464
Other debt securities	34,435	—	(4,019)	30,416
Mortgage-backed securities (GSEs)	231,873	—	(25,038)	206,835
Total	$584,978	$1,655	$(46,325)	$540,308

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,186	$—	$(4,252)	$145,934
U.S. Government-sponsored enterprises (GSEs)	49,944	—	(7,625)	42,319
Municipal securities	53,204	—	(6,984)	46,220
Mortgage-backed securities (GSEs)	30,230	—	(4,199)	26,031
Total	$283,564	$—	$(23,060)	$260,504

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$241,506	$—	$(17,853)	$223,653
U.S. Government-sponsored enterprises (GSEs)	1,593	—	(18)	1,575
Municipal securities	19,210	17	(616)	18,611
Other debt securities	32,959	—	(2,408)	30,551
Mortgage-backed securities (GSEs)	233,948	6	(24,451)	209,503
Total	$529,216	$23	$(45,346)	$483,893

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,295	$—	$(5,613)	$144,682
U.S. Government-sponsored enterprises (GSEs)	50,539	—	(8,037)	42,502
Municipal securities	53,694	—	(7,550)	46,144
Mortgage-backed securities (GSEs)	31,421	—	(4,136)	27,285
Total	$285,949	$—	$(25,336)	$260,613

At June 30, 2023 and December 31, 2022, securities with a carrying value totaling approximately $453.0 million and $304.8 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost and estimated fair value of securities at June 30, 2023 by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$110,826	$108,173
Due from one year to five years	112,113	102,201
Due from five years to ten years	119,881	113,140
Due after ten years	10,285	9,959
	353,105	333,473
Mortgage-backed securities	231,873	206,835
Total	$584,978	$540,308

Held-to-maturity:
Due in one year or less	$150,186	$145,933
Due from one year to five years	—	—
Due from five years to ten years	39,007	33,724
Due after ten years	64,141	54,816
	253,334	234,473
Mortgage-backed securities	30,230	26,031
Total	$283,564	$260,504

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities AFS and HTM have been in a continuous unrealized loss position (in thousands):

	June 30, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$3,909	$(82)	1	$219,940	$(16,556)	19	$223,849	$(16,638)	20
U.S. Government-sponsored enterprises (GSEs)	17,637	(59)	4	250	(3)	2	17,887	(62)	6
Municipal securities	5,160	(138)	7	8,535	(430)	15	13,695	(568)	22
Other debt securities	5,000	(492)	4	25,416	(3,527)	24	30,416	(4,019)	28
Mortgage-backed securities (GSEs)	36,279	(1,272)	25	170,557	(23,766)	89	206,836	(25,038)	114
Total	$67,985	$(2,043)	41	$424,698	$(44,282)	149	$492,683	$(46,325)	190

	June 30, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$145,933	$(4,252)	4	$145,933	$(4,252)	4
U.S. Government-sponsored enterprises (GSEs)	—	—	—	42,318	(7,625)	13	42,318	(7,625)	13
Municipal securities	—	—	—	46,222	(6,984)	35	46,222	(6,984)	35
Mortgage-backed securities (GSEs)	—	—	—	26,031	(4,199)	5	26,031	(4,199)	5
Total	$—	$—	—	$260,504	$(23,060)	57	$260,504	$(23,060)	57

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$134,414	$(7,610)	9	$89,239	$(10,243)	11	$223,653	$(17,853)	20
U.S. Government-sponsored enterprises (GSEs)	1,266	(14)	1	309	(4)	2	1,575	(18)	3
Municipal securities	13,146	(616)	20	—	—	—	13,146	(616)	20
Other debt securities	25,044	(1,866)	20	5,506	(542)	6	30,550	(2,408)	26
Mortgage-backed securities (GSEs)	111,598	(8,968)	86	96,285	(15,483)	28	207,883	(24,451)	114
Total	$285,468	$(19,074)	136	$191,339	$(26,272)	47	$476,807	$(45,346)	183

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$144,683	$(5,613)	4	$—	$—	—	$144,683	$(5,613)	4
U.S. Government-sponsored enterprises (GSEs)	$13,048	$(2,503)	3	$29,451	$(5,534)	10	$42,499	$(8,037)	13
Municipal securities	40,770	(6,387)	28	5,375	(1,163)	7	46,145	(7,550)	35
Mortgage-backed securities (GSEs)	—	—	—	27,285	(4,136)	5	27,285	(4,136)	5
Total	$198,501	$(14,503)	35	$62,111	$(10,833)	22	$260,612	$(25,336)	57

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those available-for-sale securities that have an unrealized loss at June 30, 2023, and it is not likely that they we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with available-for-sale securities at June 30, 2023, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at June 30, 2023.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s held-to-maturity portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. treasury securities in addition to U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The held-to-maturity state and municipal securities are general obligation bonds which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of June 30, 2023, continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At June 30, 2023, all debt securities classified as held-to-maturity were rated AAA or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses

The Company adopted ASU 2016-13 on January 1, 2023, and based on the analysis of the underlying risk characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

losses related to AFS or HTM securities recorded during the three and six months ended June 30, 2023, because ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2023, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	June 30,	December 31,
	2023	2022
Federal Reserve Bank stock	$9,808	$9,783
Federal Home Loan Bank stock	4,238	5,397
First National Bankers Bank stock	350	350
Total	$14,396	$15,530

Note 5. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	June 30,	December 31,
	2023	2022
Commercial real estate	$1,641,757	$1,627,761
Consumer real estate	624,828	587,977
Construction and land development	394,742	402,501
Commercial and industrial	594,427	551,867
Leases	66,401	67,427
Consumer and other	15,635	16,094
Total loans and leases	3,337,790	3,253,627
Less: Allowance for credit losses	(32,747)	(23,334)
Loans and leases, net	$3,305,043	$3,230,293

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Bank occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, the Bank has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from the Bank. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the Commercial Real Estate totals above with a corresponding liability reflected in other borrowings. At June 30, 2023 and December 31, 2022, the balance of such loans totaled $0 and $24.6 million, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Three Months Ended June 30, 2023
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$14,528	$6,411	$5,219	$5,359	$637	$125	$32,279
Charged-off loans and leases	—	—	—	(35)	(59)	(113)	(207)
Recoveries of charge-offs	1	4	25	85	—	140	255
Provision charged to expense (1)	(215)	333	202	95	8	(3)	420
Ending balance	$14,314	$6,748	$5,446	$5,504	$586	$149	$32,747

	Three Months Ended June 30, 2022
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$10,405	$3,388	$2,120	$3,501	$548	$116	$20,078
Charged-off loans and leases	—	—	—	—	(23)	(120)	(143)
Recoveries of charge-offs	2	547	—	126	6	72	753
Provision charged to expense	193	(100)	784	32	276	65	1,250
Ending balance	$10,600	$3,835	$2,904	$3,659	$807	$133	$21,938

	Six Months Ended June 30, 2023
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$10,821	$4,028	$3,059	$3,997	$1,293	$136	$23,334
Impact of adopting ASU 2016-13	879	1,952	2,145	1,451	(683)	13	5,757
PCD gross up	2,652	166	25	27	28	—	2,898
Charged-off loans and leases	—	—	—	(208)	(68)	(246)	(522)
Recoveries of charge-offs	3	9	25	105	—	168	310
Provision charged to expense (1)	(41)	593	192	132	16	78	970
Ending balance	$14,314	$6,748	$5,446	$5,504	$586	$149	$32,747

	Six Months Ended June 30, 2022
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352
Charged-off loans and leases	—	(33)	—	(188)	(108)	(302)	(631)
Recoveries of charge-offs	3	554	—	143	163	98	961
Provision charged to expense	816	(140)	1,022	(77)	422	213	2,256
Ending balance	$10,600	$3,835	$2,904	$3,659	$807	$133	$21,938

(1)	In the provision charged to expense there was a release of $307 thousand for unfunded commitments through the provision for credit losses not reflected in the three and six months ended June 30, 2023.

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

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for loan and lease losses for the three and six months ended June 30, 2023, is $420 thousand and $970 thousand, respectively, and $1.3 million and $2.3 million, during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, and December 31, 2022, our allowance for credit losses was $32.7 million and $23.3 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.98% at June 30, 2023, and 0.72% at December 31, 2022.

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis.  There were no changes to these subsequent to adoption ASU 2016-13 on January 1, 2023.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination (in thousands):

	June 30, 2023
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial real estate
Pass	$108,210	$544,700	$468,647	$184,539	$141,585	$127,216	$16,152	$8,246	$1,599,295
Watch	743	25,253	3,114	2,574	3,888	269	-	-	35,841
Special mention	-	-	-	-	1,629	-	312	-	1,941
Substandard	993	1	3,164	53	-	469	-	-	4,680
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate	109,946	569,954	474,925	187,166	147,102	127,954	16,464	8,246	1,641,757
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	64,050	186,718	102,568	57,022	36,105	60,153	109,600	2,996	619,212
Watch	172	72	321	303	-	1,285	769	-	2,922
Special mention	-	-	-	-	-	55	-	-	55
Substandard	200	950	-	-	-	1,474	15	-	2,639
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	64,422	187,740	102,889	57,325	36,105	62,967	110,384	2,996	624,828
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land development
Pass	81,326	199,971	57,062	4,580	5,286	7,581	31,428	1,673	388,907
Watch	2,632	113	1,960	-	-	76	-	-	4,781
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	38	620	-	396	-	-	1,054
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	83,958	200,084	59,060	5,200	5,286	8,053	31,428	1,673	394,742
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	100,693	186,281	75,120	36,064	12,554	28,479	147,625	5,354	592,170
Watch	77	646	222	134	85	100	623	-	1,887
Special mention	-	-	-	-	-	-	-	24	24
Substandard	219	1	-	126	-	-	-	-	346
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	100,989	186,928	75,342	36,324	12,639	28,579	148,248	5,378	594,427
YTD gross charge-offs	-	(66)	(50)	(58)	-	(34)	-	-	(208)

Leases
Pass	14,316	32,866	11,883	5,605	1,280	451	-	-	66,401
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	14,316	32,866	11,883	5,605	1,280	451	-	-	66,401
YTD gross charge-offs	-	(56)	-	-	(12)	-	-	-	(68)

Consumer and other
Pass	4,522	3,436	1,221	843	154	219	5,078	78	15,551
Watch	-	-	-	-	15	-	-	-	15
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	68	-	1	-	-	-	-	69
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	4,522	3,504	1,221	844	169	219	5,078	78	15,635
YTD gross charge-offs	(9)	(88)	(51)	(39)	(20)	(39)	-	-	(246)

Total loans
Pass	373,117	1,153,972	716,501	288,653	196,964	224,099	309,883	18,347	3,281,536
Watch	3,624	26,084	5,617	3,011	3,988	1,730	1,392	-	45,446
Special mention	-	-	-	-	1,629	55	312	24	2,020
Substandard	1,412	1,020	3,202	800	-	2,339	15	-	8,788
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$378,153	$1,181,076	$725,320	$292,464	$202,581	$228,223	$311,602	$18,371	$3,337,790
Total YTD gross charge-offs	$(9)	$(210)	$(101)	$(97)	$(32)	$(73)	$-	$-	$(522)

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	June 30, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$586	$—	$—	$586	$1,641,171	$1,641,757
Consumer real estate	334	1,563	—	1,897	622,931	624,828
Construction and land development	478	—	—	478	394,264	394,742
Commercial and industrial	1,531	257	—	1,788	592,639	594,427
Leases	213	53	—	266	66,135	66,401
Consumer and other	234	—	—	234	15,401	15,635
Total	$3,376	$1,873	$—	$5,249	$3,332,541	$3,337,790

	December 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$54	$—	$—	$54	$1,627,707	1,627,761
Consumer real estate	594	—	—	594	587,383	587,977
Construction and land development	—	—	—	—	402,501	402,501
Commercial and industrial	185	18	—	203	551,664	551,867
Leases	1,024	84	143	1,251	66,176	67,427
Consumer and other	103	4	—	107	15,987	16,094
Total	$1,960	$106	$143	$2,209	$3,251,418	$3,253,627

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at June 30, 2023 and December 31, 2022. Also presented is the balance of loans on nonaccrual status at June 30, 2023 for which there was no related allowance for credit losses recorded (in thousands):

	June 30, 2023			December 31, 2022
	Total	Nonaccrual	Loans Past Due	Total	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	Still Accruing
Commercial real estate	$759	$—	$—	$—	$—
Consumer real estate	1,833	949	—	1,665	—
Construction and land development	620	—	—	920	—
Commercial and industrial	346	1	—	180	—
Leases	94	—	—	28	143
Consumer and other	70	—	—	15	—
Total	$3,722	$950	$—	$2,808	$143

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	June 30, 2023
	Real Estate	Other	Total
Commercial real estate	$3,871	$—	$3,871
Consumer real estate	1,330	—	1,330
Construction and land development	1,411	—	1,411
Commercial and industrial	—	—	—
Leases	—	—	—
Consumer and other	—	—	—
Total	$6,612	$—	$6,612

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three and six months ended June 30, 2022, respectively, of impaired loans by loan classification as determined under ASC 310 prior to the adoption of ASU 2016-13 (in thousands):

	Three Months Ended June 30, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$152	$—
Consumer real estate	1,957	3
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—
	2,109	3
Impaired loans and leases with a valuation allowance:
Commercial real estate	429	—
Consumer real estate	—	—
Construction and land development	429	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—
	858	—
PCI loans and leases:
Commercial real estate	538	11
Consumer real estate	855	12
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	3	—
	1,396	23
Total impaired loans and leases	$4,363	$26

	Six Months Ended June 30, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$101	$—
Consumer real estate	1,907	20
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—
	2,008	20
Impaired loans and leases with a valuation allowance:
Commercial real estate	572	—
Consumer real estate	87	—
Construction and land development	286	—
Commercial and industrial	32	—
Leases	—	—
Consumer and other	—	—
	977	—
PCI loans and leases:
Commercial real estate	885	35
Consumer real estate	878	28
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	3	—
	1,766	63
Total impaired loans and leases	$4,751	$83

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The table below shows loans and leases made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2023 (dollars in thousands):

			Payment Delay		Total Class
	Payment	Term	and Term		of Financing
Three months ended June 30, 2023	Delay	Extension	Extension	Total	Receivable
Commercial real estate	$413	$38	$—	$451	0.03%
Consumer real estate	—	—	—	—	-
Construction and land development	—	—	—	—	-
Commercial and industrial	66	—	153	219	0.04
Leases	—	—	—	—	-
Consumer and other	—	—	—	—	-
Total	$479	$38	$153	$670	0.02%

Six months ended June 30, 2023
Commercial real estate	$413	$38	$—	$451	0.03%
Consumer real estate	—	—	—	—	-
Construction and land development	—	—	—	—	-
Commercial and industrial	66	—	153	219	0.04
Leases	—	—	—	—	-
Consumer and other	—	—	—	—	-
Total	$479	$38	$153	$670	0.02%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023 (dollars in thousands):

Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Three months ended June 30, 2023	(in months)	Delay
Commercial real estate	—	$14
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	30	7
Leases	—	—
Consumer and other	—	—

Six months ended June 30, 2023
Commercial real estate	—	$14
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	30	7
Leases	—	—
Consumer and other	—	—

No loan modifications made to borrowers experiencing financial difficulty, defaulted during the three and six months ended June 30, 2023.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, that date the Company adopted ASU 2022-02 (in thousands):

	June 30, 2023
			90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate	$38	$—	$—	$413	$451
Consumer real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	219	219
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$38	$—	$—	$632	$670

As of December 31, 2022, prior to the adoption ASU 2022-02, management had approximately $101 thousand that meet the criteria of trouble debt restructured (“TDR”), none of which were on nonaccrual.

There were three loans for $586 that were modified as a TDR during the six months ended June 30, 2022.

Foreclosure Proceedings and Balances:

As of June 30, 2023, there were two residential real estate properties totaling $314 thousand secured by real estate included in other real estate owned and there were no residential real estate loan in the process of foreclosure.

Note 6. Goodwill and Intangible Assets

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year.  Considering the recent economic conditions, the Company performed a Step 1 goodwill impairment test (which compares the fair value of a reporting unit with its carrying amount, including goodwill) at June 30, 2023, the results indicated that there was no impairment. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	June 30,	December 31,
	2023	2022
Goodwill:
Balance, beginning of period	$96,145	$91,565
Acquisition of Sunbelt	—	4,580
Balance, end of the period	$96,145	$96,145

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
June 30, 2023:
Beginning balance January 1, 2023, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(8,897)	(1,949)	(63)	(10,909)
Balance, June 30, 2023, other intangible assets, net	$8,573	$3,721	$-	$12,294

December 31, 2022:
Beginning balance January 1, 2022, gross	$17,470	$3,722	$63	$21,255
Acquisition of Sunbelt	-	1,948	-	1,948
Balance, December 31, 2022, other intangible assets, gross	17,470	5,670	63	23,203
Less: accumulated amortization	(8,021)	(1,519)	(36)	(9,576)
Balance, December 31, 2022, other intangible assets, net	$9,449	$4,151	$27	$13,627

The aggregate amortization expense for other intangible assets for the three and six months ended June 30, 2023, was $675 thousand and $1.3 million, respectively, and for the three and six months ended June 30, 2022, was $633 thousand and $1.3 million, respectively.

As of June 30, 2023, the estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2023	$1,290
2024	2,425
2025	2,256
2026	2,086
2027	1,904
Thereafter	2,333
Total	$12,294

Note 7. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At June 30, 2023, total borrowings were $15.5 million compared to $41.9 million at December 31, 2022.  Borrowings consist of the following (dollars in thousands):

	June 30,	December 31,
	2023	2022
Securities sold under customer repurchase agreements	$4,996	$4,775
Loan participation agreements(1)	—	24,585
Other borrowings	10,500	12,500
Total	$15,496	$41,860
(1)	During the first quarter of 2023, the loan participation agreements were amended to permit sales accounting treatment and removed from other borrowings.

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $9.1 million and $9.2 million at June 30, 2023 and December 31, 2022, respectively. The average balance during the six month period June 30, 2023, and 2022 was $4.7 million and $5.1 million, respectively.  The maximum month-end outstanding balance for the six month period ended June 30, 2023, and 2022 was $5.0 million and $5.5 million, respectively.

Other Borrowings:

The Company has a Loan and Security Agreement and revolving line of credit for an aggregate amount of $35 million.  The maturity of the line of credit is February 1, 2025. At June 30, 2023, $10.5 million was outstanding under the line of credit, and $24.5 million of the line of credit remained available to the Company.

Subordinated Debt:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of March 31, 2023 and December 31, 2022. Unamortized debt issuance cost was $443 thousand and $485 thousand at June 30, 2023 and December 31, 2022, respectively.

The Notes initially bears interest at a rate of 5.625% per annum from and including September 28, 2018, to but excluding October 2, 2023, with interest during this period payable semi-annually in arrears. From and including October 2, 2023, to but excluding the maturity date or early redemption date, the interest rate will, with the sunset of LIBOR, reset quarterly to an annual floating rate equal to three-month CME Term SOFR, plus 281.161 basis points, with interest during this period payable quarterly in arrears.  The Notes are redeemable by the Company, in whole or in part, on or after October 2, 2023, and at any time, in whole but not in part, upon the occurrence of certain events. The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

The Notes’ unamortized debt issuance costs totaled $443 thousand at June 30, 2023, and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand and $42 thousand for the three and six months ended June 30, 2023, and 2022, respectively.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and six month periods ending June 30, 2023, was $443 thousand and $909 thousand, respectively.  The Company’s contribution to the Plan for the three and six months ended June 30, 2022, was $453 thousand and $847 thousand, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At June 30, 2023, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,676,663 Rights available for future grants or awards.

The Company’s 2015 Stock Incentive Plan has 11,840 Rights issued. In addition, the Company has 4,500 Rights issued from the Cornerstone Non-Qualified Plan Options, which does not have any Rights available for future grants or awards.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2022	32,045	$12.04
Granted	—	—
Exercised	(15,705)	10.47
Forfeited	—	—
Outstanding at June 30, 2023	16,340	$13.55

Information pertaining to stock options outstanding at June 30, 2023, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$9.60	4,500	0.67 years	$9.60	4,500	$9.60
15.05	11,840	2.25 years	15.05	11,840	15.05
Outstanding, end of period	16,340	1.82 years	$13.55	16,340	$13.55

The Company did not recognize any stock option-based compensation expense during the three and six months ended June 30, 2023 and 2022, respectively, as all stock options issued are fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

No stock options were exercised during the three months ended June 30, 2023.  Stock options of 15,705 shares were exercised during the six month period ended June 30, 2023.  Stock options of 3,850 and 31,400 shares were exercised during the three and six month periods ended June 30, 2022, respectively. The income tax benefit recognized for the exercise of options during the six months ended June 30, 2023, was a benefit of $65 thousand, respectively, and for the three and six months ended June 30, 2022, was a benefit of $8 thousand and a benefit of $84 thousand, respectively.

No stock options were exercised during the three months ended June 30, 2023. The intrinsic value of options exercised during the six months ended June 30, 2023, was $242 thousand, and $50 thousand and $555 thousand, during the three and six months ended June 30, 2022, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at June 30, 2023, was $130 thousand. Cash received from options exercised under all share-based payment arrangements for the six months ended June 30, 2023, was $165 thousand.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended June 30, 2023, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2022	129,836	$19.61
Granted	89,582	26.23
Vested	(20,770)	24.83
Forfeited/expired	(2,000)	17.56
Balance at June 30, 2023	196,648	$22.10

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three and six months ended June 30, 2023, was $366 thousand and $904 thousand, respectively, and was $398 thousand and $710 thousand, during the three and six months ended June 30, 2022, respectively.  As of June 30, 2023, there was $2.2 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.18 years. The grant-date fair value of restricted stock awards vested was $516 thousand for the six months ended June 30, 2023.

Stock Appreciation Rights (“SARs”):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2022	36,000	$18.25
Granted	—	—
Exercised	(4,000)	15.19
Forfeited	—	—
Outstanding at June 30, 2023	32,000	$18.63

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information pertaining to SARs outstanding at June 30, 2023, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	12,000	0.50 years	$15.19	12,000	$15.19
20.70	20,000	1.51 years	20.70	—	—
Outstanding, end of period	32,000	1.13 years	$18.63	12,000	$15.19

SARs compensation expense of ($28) thousand and ($123) thousand was recognized for the three and six months ended June 30, 2023, respectively, and ($17) thousand and ($43) thousand for the three and six months ended June 30, 2022.  The credit adjustment for the three and six month periods ended June 30, 2023, and June 30, 2022, respectively, was due to adjustments related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Commitments to extend credit	$770,898	$911,998
Standby letters of credit	16,252	6,897

At June 30, 2023, and December 31, 2022, the allowance for these off-balance sheet commitments was $2.8 million and $85 thousand, respectively. With the adoption of ASU 2016-13, effective January 1, 2023, there was an increase in the allowance of $3.0 million on these off-balance sheet commitments. The expense related to the allowance for off-balance sheet commitments during the three and six months ended June 30, 2023, was ($380) thousand and ($307) thousand, respectively, and was $0 thousand and $15 thousand, during the three and six months ended June 30, 2022, respectively.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Collateral held varies and is required in instances which the Company deems necessary. At June 30, 2023 and December 31, 2022, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methodologies were used by the Company in estimating fair value disclosures for financial instruments:

Securities available-for-sale – The fair value of U.S. Treasury, U.S. Government-sponsored enterprises, municipal securities, other debt securities and mortgage-backed securities, is estimated using a third party pricing service. The third party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models that use a variety of inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2.

Derivative financial instruments and interest rate swap agreements – The fair value for derivative financial instruments and interest rate swap agreements is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters. The derivative financial instruments are generally classified Level 2.

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023:
Assets:
Securities available-for-sale:
U.S. Treasury	$223,851	$—	$223,851	$—
U.S. Government-sponsored enterprises (GSEs)	60,742	—	60,742	—
Municipal securities	18,464	—	18,464	—
Other debt securities	30,416	—	30,416	—
Mortgage-backed securities (GSEs)	206,835	—	206,835	—
Total securities available-for-sale	540,308	—	540,308	—

Derivative financial instruments and interest rate swap agreements	11,111	—	11,111	—
Total assets at fair value	$551,419	$—	$551,419	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$12,710	$—	$12,710	$—

December 31, 2022:
Assets:
Securities available-for-sale:
U.S. Treasury	$223,653	$—	$223,653	$—
U.S. Government-sponsored enterprises (GSEs)	1,575	—	1,575	—
Municipal securities	18,611	—	18,611	—
Other debt securities	30,551	—	30,551	—
Mortgage-backed securities (GSEs)	209,503	—	209,503	—
Total securities available-for-sale	483,893	—	483,893	—

Derivative financial instruments and interest rate swap agreements	11,834	—	11,834	—
Total assets at fair value	$495,727	$—	$495,727	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,110	$—	$13,110	$—

During the three months ending June 30, 2023, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023:
Collateral dependent loans	$3,211	$—	$—	$3,211
Other real estate owned	—	—	—	—

December 31, 2022:
Collateral dependent loans(1)	$1,536	$—	$—	$1,536
Other real estate owned	915	—	—	915

(1)	Amount is net of valuation allowance of $506 thousand at December 31, 2022 as required by ASC 310-10, “Receivables”, prior to the adoption of ASU 2016-13.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
June 30, 2023:
Collateral dependent loans	$3,211	Appraisal	Appraisal discounts	54%
Other real estate owned	—	Appraisal	Appraisal discounts	—%

December 31, 2022:
Collateral dependent loans	$1,536	Appraisal	Appraisal discounts	25%
Other real estate owned	915	Appraisal	Appraisal discounts	29%

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
June 30, 2023:
Assets:
Cash and cash equivalents	$238,898	$238,898	$—	$—	$238,898
Securities available-for-sale	540,308	—	540,308	—	540,308
Securities held-to-maturity	283,564	—	260,504	—	260,504
Other investments	14,396	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,306,029	—	—	3,161,489	3,161,489
Derivative financial instruments and interest rate swap agreements	11,111	—	11,111	—	11,111

Liabilities:
Noninterest-bearing demand deposits	1,003,432	—	1,003,432	—	1,003,432
Interest-bearing demand deposits	938,758	—	938,758	—	938,758
Money market and savings deposits	1,720,202	—	1,720,202	—	1,720,202
Time deposits	537,192	—	536,452	—	536,452
Borrowings	15,496	—	15,496	—	15,496
Subordinated debt	42,057	—	—	39,457	39,457
Derivative financial instruments and interest rate swap agreements	12,710	—	12,710	—	12,710

December 31, 2022:
Assets:
Cash and cash equivalents	$266,424	$266,424	$—	$—	$266,424
Securities available-for-sale	483,893	—	483,893	—	483,893
Securities held-to-maturity	285,949	—	260,613		260,613
Other investments	15,530	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,232,045	—	—	3,143,921	3,143,921
Derivative financial instruments and interest rate swap agreements	11,834	—	11,834	—	11,834

Liabilities:
Noninterest-bearing demand deposits	1,072,449	—	1,072,449	—	1,072,449
Interest-bearing demand deposits	965,911	—	965,911	—	965,911
Money market and savings deposits	1,583,481	—	1,583,481	—	1,583,481
Time deposits	455,259	—	451,899	—	451,899
Borrowings	41,860	—	41,860	—	41,860
Subordinated debt	42,015	—	—	40,439	40,439
Derivative financial instruments and interest rate swap agreements	13,110	—	13,110	—	13,110

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

During the fourth quarter of 2022 the Company dissolved this hedging relationship.  The effects of the Company’s fair value hedge relationships reported in interest income in 2022 on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Interest income on tax-exempt securities	$387	$780
Effects of fair value hedge relationships	(190)	(444)
Reported interest income on tax-exempt securities	$197	$336

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Gain (loss) on fair value hedging relationship	2022	2022
Interest rate swap agreements – securities:
Hedged items	$1,662	$(3,511)
Derivative designated as hedging instruments	(1,662)	3,511
Carry amount of hedged assets – securities available-for-sale	37,977	37,977

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivatives Designated as Cash Flow Hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk. At inception, a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss). Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At June 30, 2023, the Company estimates that in the next 12 months an additional $744 thousand will be reclassified as a decrease in interest income and $130 thousand will be reclassified as a decrease in interest expense.

At June 30, 2023 and December 31, 2022, cash flow hedges are as follows (in thousands):

		June 30, 2023		December 31, 2022
	Balance Sheet	Notional	Estimated	Notional	Estimated
	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedges:
Assets	Other assets	$25,000	$113	$-	$-
Liabilities	Other liabilities	100,000	(1,780)	100,000	(1,304)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Amount of Gain or (Loss) Recognized from OCI Included	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component
Three months ended June 30, 2023
Interest rate swaps – Assets	$(1,152)	$(1,152)	Interest income	$(96)	$(96)
Interest rate swaps – Liabilities	113	113	Interest expense	(8)	(8)

Three months ended June 30, 2022
Interest rate swaps – Assets	$—	$—	—	$—	$—
Interest rate swaps – Liabilities	—	—	—	—	—

Six months ended June 30, 2023
Interest rate swaps – Assets	$(1,733)	$(1,733)	Interest income	$(103)	$(103)
Interest rate swaps – Liabilities	113	113	Interest expense	(8)	(8)

Six months ended June 30, 2022
Interest rate swaps – Assets	$—	$—	—	$—	$—
Interest rate swaps – Liabilities	—	—	—	—	—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total interest income	$52,190	$—	$105,376	$—
Effects of cash flow hedge relationships	(96)	—	(103)	—
Reported total interest income	$52,094	$—	$105,273	$—

Total interest expense	$20,527	$—	$37,724	$—
Effects of cash flow hedge relationships	(8)	—	(8)	—
Reported total interest expense	$20,519	$—	$37,716	$—

Non-hedged derivatives:

The Company provides a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a dealer bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. Since the income statement impact of the offsetting positions is limited, any changes in fair value are recognized as other noninterest income in the current period.

At June 30, 2023 and December 31, 2022, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	June 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$271,305	$10,998	$216,656	$11,834
Liabilities	271,305	(10,998)	216,656	(11,834)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest rate swap agreements	$158	$876	$497	$1,396

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At June 30, 2023, collateral totaling $600 thousand and $1.4 million at December 31, 2022,  was pledged to the derivative counterparties to comply with collateral requirements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company follows the guidance of ASU No. 2016-02 and all subsequent ASUs that modified this topic (collectively referred to as “Topic 842”).

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		June 30,	December 31,
	Classification	2023	2022
Assets:
Operating lease right-of-use assets	Other assets	$10,368	$9,314
Liabilities:
Operating lease liabilities	Other liabilities	$10,570	$9,457

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

As of June 30, 2023, the weighted average remaining lease term was 9.40 years and the weighted average discount rate was 2.85%.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Lease costs:
Operating lease costs	$405	$403	$809	$817
Variable lease costs	34	25	57	50
Total	$439	$428	$866	$867
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$370	$382	$749	$778

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2023, were as follows (in thousands):

Amounts
Remainder of 2023	$612
2024	1,415
2025	1,359
2026	1,291
2027	1,107
Thereafter	6,476
Total future minimum lease payments	12,260
Amounts representing interest	(1,690)
Present value of net future minimum lease payments	$10,570

Note 13. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At June 30, 2023, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the “well capitalized” regulatory classification.

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

During the six months ended June 30, 2023, the Bank paid $5 million in dividends to the Company, and since the first quarter of 2023, the Company has paid a quarterly common stock dividend of $0.08 per share.    The amount and timing

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at June 30, 2023, and December 31, 2022 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$447,086	11.94%	$299,513	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	378,773	10.12%	224,634	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	378,773	10.12%	168,476	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	378,773	8.24%	183,761	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$447,469	11.97%	$298,998	8.00%	$373,748	10.00%
Tier 1 Capital (to Risk Weighted Assets)	421,213	11.27%	224,249	6.00%	298,998	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	421,213	11.27%	168,187	4.50%	242,936	6.50%
Tier 1 Capital (to Average Assets)[2]	421,213	9.18%	183,585	4.00%	229,481	5.00%

December 31, 2022
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$425,957	11.40%	$298,966	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	224,224	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	168,168	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	360,608	7.95%	181,387	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$426,947	11.44%	$298,476	8.00%	$373,094	10.00%
Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	223,857	6.00%	298,476	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	167,892	4.50%	242,511	6.50%
Tier 1 Capital (to Average Assets)	403,613	8.90%	181,383	4.00%	226,729	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), presented net of tax, were as follows (in thousands):

	Three Months Ended June 30, 2023
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, March 31, 2023	$(27,478)	$(712)	$—	$(430)	$(28,620)

Other comprehensive income (loss)	(5,654)	—	—	(771)	(6,425)
Reclassification of amounts included in net income	—	28	—	—	28
Net other comprehensive income (loss) during period	(5,654)	28	—	(771)	(6,397)

Ending balance, June 30, 2023	$(33,132)	$(684)	$—	$(1,201)	$(35,017)

	Three Months Ended June 30, 2022
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, March 31, 2022	$(15,067)	$(833)	$344	$—	$(15,556)

Other comprehensive income (loss)	(8,459)	—	(662)	—	(9,121)
Reclassification of amounts included in net income	—	29	—	—	29
Net other comprehensive income (loss) during period	(8,459)	29	(662)	—	(9,092)

Ending balance, June 30, 2022	$(23,526)	$(804)	$(318)	$—	$(24,648)

	Six Months Ended June 30, 2023
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2022	$(33,616)	$(742)	$—	$(966)	$(35,324)

Other comprehensive income (loss)	484	—	—	(235)	249
Reclassification of amounts included in net income	—	58	—	—	58
Net other comprehensive income (loss) during period	484	58	—	(235)	307

Ending balance, June 30, 2023	$(33,132)	$(684)	$—	$(1,201)	$(35,017)

	Six Months Ended June 30, 2022
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2021	$25	$665	$753	$—	$1,443

Other comprehensive income (loss)	(23,551)	(1,490)	(1,071)	—	(26,112)
Reclassification of amounts included in net income	—	21	—	—	21
Net other comprehensive income (loss) during period	(23,551)	(1,469)	(1,071)	—	(26,091)

Ending balance, June 30, 2022	$(23,526)	$(804)	$(318)	$—	$(24,648)

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Tennessee), including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business;

●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market, including as a result of increased remote working;
●	results of examinations by our primary regulators, the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, as well as legislative, tax and regulatory changes that impact the money supply and inflation;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	uncertainty related to the transition away from LIBOR;
●	changes in accounting principles, policies, or guidelines, including the impact of ASU 2016-13 Current Expected Credit Loss (“CECL”);
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the second quarter and first six months of 2023:

●	Net income totaled $8.8 million, or $0.52 per diluted common share, during the second quarter of 2023 compared to $10.2 million, or $0.61 per diluted common share, for the same period in 2022.
●	Net income totaled $20.3 million, or $1.20 per diluted common share, during the first six months of 2023 compared to $18.5 million, or $1.10 per diluted common share, for the same period in 2022.
●	Annualized return on average assets for the three months ended June 30, 2023, and 2022 was 0.75% and 0.87%, respectively.
●	Annualized return on average assets for the six months ended June 30, 2023, and 2022 was 0.87% and 0.80%, respectively.
●	Net organic loan and lease increased year-to-date for 2023, with net loans and leases increasing $74.8 million from December 31, 2022.
●	On January 1, 2023, the Company adopted ASU 2016-13, which resulted in a $8.7 million, or 37.1%, increase in the ACL at the adoption date, with initial adoption entry being recorded through retained earnings, net of tax.

Selected Financial Information

The following is a summary of certain financial information for the three and six month periods ended June 30, 2023 and 2022 and as of June 30, 2023 and December 31, 2022 (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Income Statement:
Interest income	$52,094	$36,309	$15,785	$105,273	$69,224	$36,049
Interest expense	20,519	3,247	17,272	37,716	6,044	31,672
Net interest income	31,575	33,062	(1,487)	67,557	63,180	4,377
Provision for credit losses	113	1,250	(1,137)	663	2,256	(1,593)
Net interest income after provision for credit losses	31,462	31,812	(350)	66,894	60,924	5,970
Noninterest income	7,130	7,229	(99)	14,055	14,340	(285)
Noninterest expense	27,410	25,926	1,484	54,939	51,643	3,296
Income before income taxes	11,182	13,115	(1,933)	26,010	23,621	2,389
Income tax expense	2,346	2,900	(554)	5,674	5,146	528
Net income	$8,836	$10,215	$(1,379)	$20,336	$18,475	$1,861

Per Share Data:
Basic income per common share	$0.53	$0.61	$(0.08)	$1.21	$1.11	$0.10
Diluted income per common share	$0.52	$0.61	$(0.09)	$1.20	$1.10	$0.10

Performance Ratios:
Return on average assets	0.75%	0.87%	(0.12)%	0.87%	0.80%	0.07%
Return on average shareholders' equity	7.98%	9.76%	(1.78)%	9.36%	8.79%	0.57%

	June 30,	December 31,
	2023	2022	Change
Balance Sheet:
Loans and leases, net	$3,305,043	$3,230,293	$74,750
Deposits	4,199,584	4,077,100	122,484

Analysis of Results of Operations

Second quarter of 2023 compared to 2022

Net income was $8.8 million, or $0.52 per diluted common share, for the second quarter of 2023, compared to $10.2 million, or $0.61 per diluted common share, for the second quarter of 2022.  For the three months ended June 30, 2023, when compared to the comparable period in 2022, the decrease in net income of $1.4 million was primarily driven by a decline in net interest income and provision in credit losses, offset by an increase in noninterest expense.  The tax equivalent net interest margin was 2.93% for the second quarter of 2023, compared to 3.08% for the second quarter of 2022. Noninterest income to average assets was 0.61% for the second quarter of 2023, decreasing from 0.62% for the second quarter of 2022. Noninterest expense to average assets increased to 2.34% in the second quarter of 2023, from 2.21% in the second quarter of 2022.

First six months of 2023 compared to 2022

Net income totaled $20.3 million, or $1.20 per diluted common share, for the six months ended 2023, compared to $18.5 million, or $1.10 per diluted common share, for the six months ended 2022.  The increase in net income for this period was primarily from the increase of $6.0 million in net interest income after provision for credit losses, offset by increases of $3.3 million in noninterest expense and $528 thousand in income tax expense. The tax equivalent net interest margin was 3.12% for the first six months of 2023, compared to 3.00% for the first six months of 2022. Noninterest income to average assets was 0.60% for the first six months of 2023, decreasing from 0.62% for the first six months of 2022.

Noninterest expense to average assets increased to 2.34% in the first six months of 2023, from 2.24% in the first six months of 2022.

Net Interest Income and Yield Analysis

Second quarter of 2023 compared to 2022

Net interest income, taxable equivalent, decreased to $31.7 million for the second quarter of 2023, down from $33.2 million for the second quarter of 2022. Net interest income was positively impacted by the increase in balances of loans and leases, securities, and the increase in yield/rate on these interest-earning assets, offset by the increase in the cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.32 billion for the second quarter of 2022, to $4.34 billion for the second quarter of 2023, primarily from the Company’s continued organic loan and lease growth and the increase in our securities, which was offset by a decrease in our overall liquidity position. Over this period, average loan and lease balances increased by $435.8 million, average securities increased $16.4 million and average interest-bearing deposits increased by $131.3 million.  Average federal funds sold and other interest earning assets decreased by $433.4 million, average borrowings decreased $6.7 million and noninterest-bearing deposits decreased by $161.3 million. The tax equivalent net interest margin decreased to 2.93% for the second quarter of 2023, compared to 3.08% for the second quarter of 2022. The yield on earning assets increased from 3.39% for the second quarter of 2022, to 4.82% for the second quarter of 2023, primarily due the deployment of excess cash and cash equivalents into loans and leases and the increase in rates by the Federal Reserve. The cost of average interest-bearing deposits increased from 0.33% for the second quarter of 2022, to 2.46% for the second quarter of 2023, primarily due to the increase in rates by the Federal Reserve and increased pricing competition.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$3,308,595	$45,446	5.51%	$2,872,748	$31,530	4.40%
Taxable securities	770,275	4,335	2.26%	717,507	2,908	1.63%
Tax-exempt securities[2]	65,265	452	2.78%	101,585	609	2.40%
Federal funds sold and other earning assets	195,266	1,956	4.02%	628,677	1,430	0.91%
Total interest-earning assets	4,339,401	52,189	4.82%	4,320,517	36,477	3.39%
Noninterest-earning assets	355,701			374,776
Total assets	$4,695,102			$4,695,293

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$950,227	4,892	2.06%	$968,806	734	0.30%
Money market and savings deposits	1,737,303	11,785	2.72%	1,559,963	1,126	0.29%
Time deposits	504,350	2,877	2.29%	531,783	644	0.49%
Total interest-bearing deposits	3,191,880	19,554	2.46%	3,060,552	2,504	0.33%
Borrowings[3]	24,845	339	5.47%	31,510	117	1.49%
Subordinated debt	42,044	626	5.97%	41,959	626	5.98%
Total interest-bearing liabilities	3,258,769	20,519	2.53%	3,134,021	3,247	0.42%
Noninterest-bearing deposits	951,381			1,112,643
Other liabilities	40,669			28,903
Total liabilities	4,250,819			4,275,567
Shareholders' equity	444,283			419,726
Total liabilities and shareholders’ equity	$4,695,102			$4,695,293
Net interest income, taxable equivalent		$31,670			$33,230
Interest rate spread			2.30%			2.97%
Tax equivalent net interest margin			2.93%			3.08%

Percentage of average interest-earning assets to average interest-bearing liabilities			133.16%			137.86%
Percentage of average equity to average assets			9.46%			8.94%

1Loans and leases include PPP loans with an average balance of $2.9 million and $34.3 million for the three months ended June 30, 2023, and 2022, respectively.  Loan and lease fees included in loan and lease income was $1.0 million and $1.4 million for the three months ended June 30, 2023, and 2022, respectively. Loan and lease fee income for the three months ended June 30, 2023, and 2022, includes $10 thousand and $710 thousand accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $95 thousand for the three months ended June 30, 2023, and $168 thousand for the three months ended June 30, 2022.

First six months of 2023 compared to 2022

Net interest income, taxable equivalent, increased to $67.7 million for the first six months of 2023, up from $63.5 million for the first six months of 2022. Net interest income was positively impacted, compared to the prior year, primarily by the increase in balances of loans and leases, securities, and the increase in yield/rate on these interest-earning assets, offset by the increase in the cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.27 billion for the first six months of 2022, to $4.38 billion for the first six months of 2023, primarily because of the Company’s continued organic loan and lease growth and the increase in our securities, this was offset by a decrease in our overall liquidity position. Over this period, average loan and lease balances increased by $482.8 million, average securities increased $43.4 million and average interest-bearing deposits increased by $179.3 million.  Average federal funds sold and other interest earning assets decreased by $415.6 million, average borrowings decreased $29.7 million and noninterest-bearing deposits decreased by $87.4 million.  The tax equivalent net interest margin increased to 3.12% for the first six months of 2023, compared to 3.00% for the first six months of 2022. The yield on earning assets increased from 3.28% for the first six months of 2022, to 4.85% for the first six months of 2023, primarily due the deployment of excess cash and cash equivalents into loans and leases and the increase in rates by the Federal Reserve. The cost of average interest-bearing deposits increased from 0.30% for the first six months of 2022 to 2.25% for the first six months of 2023, primarily due to the increase in rates by the Federal Reserve and increased pricing competition.

	Six Months Ended June 30,
	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:	$3,283,662	$90,173	5.54%	$2,800,821	$61,172	4.40%
Loans and leases, including fees[1]	747,037	7,986	2.16%	665,532	5,327	1.61%
Taxable Securities	65,405	897	2.77%	103,540	1,142	2.22%
Tax-exempt securities[2]	286,254	6,405	4.51%	701,850	1,916	0.55%
Federal funds and other earning assets	4,382,358	105,461	4.85%	4,271,743	69,557	3.28%
Total interest-earning assets	357,837			378,271
Noninterest-earning assets	$4,740,195			$4,650,014
Total assets

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$947,196	9,119	1.94%	$945,450	1,181	0.25%
Money market and savings deposits	1,778,650	22,168	2.51%	1,541,678	1,985	0.26%
Time deposits	486,952	4,613	1.91%	546,413	1,352	0.50%
Total interest-bearing deposits	3,212,798	35,900	2.25%	3,033,541	4,518	0.30%
Borrowings[3]	20,874	564	5.45%	50,533	274	1.09%
Subordinated debt	42,033	1,252	6.01%	41,949	1,252	6.02%
Total interest-bearing liabilities	3,275,705	37,716	2.32%	3,126,023	6,044	0.39%
Noninterest-bearing deposits	983,348			1,070,703
Other liabilities	42,777			29,475
Total liabilities	4,301,830			4,226,201
Shareholders' equity	438,365			423,813
Total liabilities and shareholders’ equity	$4,740,195			$4,650,014
Net interest income, taxable equivalent		$67,745			$63,513
Interest rate spread			2.53%			2.89%
Tax equivalent net interest margin			3.12%			3.00%

Percentage of average interest-earning assets to average interest-bearing liabilities			133.78%			136.65%
Percentage of average equity to average assets			9.25%			9.11%

1Loans and leases include PPP loans with an average balance of $3.0 million and $44.1 million for the six months ended June 30, 2023 and 2022, respectively.  Loan and lease fees included in loan and lease income was $3.9 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively. Loan lease fee income for the six months ended June 30, 2023, and 2022, includes $18 thousand and $1.8 million accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $188 thousand for the six months ended June 30, 2023, and $333 thousand for the six months ended June 30, 2022.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Service charges on deposit accounts	$1,657	$1,446	$211	$3,102	$2,765	$337
Mortgage banking	332	471	(139)	504	1,305	(801)
Investment services	1,300	1,065	235	2,305	2,135	170
Insurance commissions	1,139	598	541	2,398	1,499	899
Interchange and debit card transaction fees, net	1,347	1,467	(120)	2,730	2,751	(21)
Other	1,355	2,182	(827)	3,016	3,885	(869)
Total noninterest income	$7,130	$7,229	$(99)	$14,055	$14,340	$(285)

Second quarter of 2023 compared to 2022

Noninterest income decreased by $99 thousand, or 1.4%, during the second quarter of 2023 compared to the same period in 2022. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in investment services, income increase related to organic growth and the new Dothan, Alabama advisory team hired during the second quarter of 2023;
●	Increase in insurance commissions, driven by the addition of Sunbelt Group, LLC (“Sunbelt”) during the third quarter of 2022 and organic growth; and
●	Decrease in other, primarily related to decreased fees from capital markets activity.

First six months of 2023 compared to 2022

Noninterest income decreased by $285 thousand, or 2.0%, during the first six months of 2023 compared to the same period in 2022. This change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to increased account activity;
●	Decrease in mortgage banking, related to lower volume of secondary market activity;
●	Increase in investment services, primarily related to organic growth;
●	Increase in insurance commissions, driven by the addition of Sunbelt Group during the third quarter of 2022 and organic growth; and
●	Decrease in other, primarily related to decreased fees from capital markets activity.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Salaries and employee benefits	$15,947	$15,673	$274	$32,689	$30,719	$1,970
Occupancy and equipment	3,318	2,793	525	6,526	5,852	674
FDIC insurance	875	676	199	1,416	1,317	99
Other real estate and loan related expense	441	636	(195)	1,013	1,365	(352)
Advertising and marketing	305	327	(22)	660	697	(37)
Data processing and technology	2,235	1,728	507	4,398	3,314	1,084
Professional services	764	745	19	1,572	1,987	(415)
Amortization of intangibles	675	633	42	1,334	1,270	64
Merger related and restructuring expenses	—	81	(81)	—	520	(520)
Other	2,850	2,634	216	5,331	4,602	729
Total noninterest expense	$27,410	$25,926	$1,484	$54,939	$51,643	$3,296

Second quarter of 2023 compared to 2022

Noninterest expense increased by $1.5 million, or 5.7%, in the second quarter of 2023 as compared to the same period in 2022. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in occupancy and equipment, related to overall franchise growth; and
●	Increase in data processing and technology, as a result of enhancements to our core systems.

First six months of 2023 compared to 2022

Noninterest expense increased by $3.3 million, or 6.4%, in the first six months of 2023 as compared to the same period in 2022. The change in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to overall franchise growth;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations; and
●	Increase in data processing and technology, primarily from continued infrastructure build.

Taxes

Second quarter of 2023 compared to 2022

In the second quarter of 2023 income tax expense totaled $2.3 million compared to $2.9 million in the second quarter of 2022. The effective tax rate was approximately 21.0% in the second quarter of 2023 compared to 22.1% in the second quarter of 2022.

First six months of 2023 compared to 2022

In the first six months of 2023 income tax expense totaled $5.7 million compared to $5.1 million in the first six months of 2022.  The effective tax rate was approximately 21.8% for first six months of 2023 and 2022, respectively.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding of approximately $3.31 billion at June 30, 2023, compared to $3.23 billion at December 31, 2022. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	June 30,	Gross	December 31,	Gross
	2023	Total	2022	Total
Commercial real estate	$1,641,757	49.2%	$1,627,761	50.0%
Consumer real estate	624,828	18.7%	587,977	18.1%
Construction and land development	394,742	11.8%	402,501	12.4%
Commercial and industrial	594,427	17.8%	551,867	17.0%
Leases	66,401	2.0%	67,427	2.1%
Consumer and other	15,635	0.5%	16,094	0.5%
Total loans and leases	3,337,790	100.0%	3,253,627	100.0%
Less: Allowance for credit losses	(32,747)		(23,334)
Loans and leases, net	$3,305,043		$3,230,293

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at June 30, 2023, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$63,604	$885,960	$683,556	$8,637	$1,641,757	$975,187	$602,966
Consumer real estate-mortgage	32,758	218,317	202,338	171,415	624,828	282,633	309,437
Construction and land development	126,333	176,139	60,766	31,504	394,742	145,767	122,642
Commercial and industrial	135,617	365,239	87,240	6,331	594,427	365,844	92,966
Leases	2,170	64,231	—	—	66,401	64,231	—
Consumer and other	7,168	7,977	441	49	15,635	7,666	801
Total loans and leases	$367,650	$1,717,863	$1,034,341	$217,936	$3,337,790	$1,841,328	$1,128,812

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases as a percentage of total gross loans and leases, net of deferred fees, was 0.11% as of June 30, 2023, and 0.09% December 31, 2022, respectively. Total nonperforming assets as a percentage of total assets was 0.12% as of June 30, 2023, and 0.10% as of December 31, 2022, respectively.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days and 90 days or more past due for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
June 30, 2023
Commercial real estate	$1,641,757	$586	0.04%	$-	-%	$586	0.04%
Consumer real estate	624,828	1,897	0.30	-	-	1,897	0.30
Construction and land development	394,742	478	0.12	-	-	478	0.12
Commercial and industrial	594,427	1,788	0.30	-	-	1,788	0.30
Leases	66,401	266	0.40	-	-	266	0.40
Consumer and other	15,635	234	1.50	-	-	234	1.50
Total	$3,337,790	$5,249	0.16	$-	-	$5,249	0.16

December 31, 2022
Commercial real estate	$1,627,761	$54	-%	$-	-%	$54	-%
Consumer real estate	587,977	594	0.10	-	-	594	0.10
Construction and land development	402,501	-	-	-	-	-	-
Commercial and industrial	551,867	203	0.04	-	-	203	0.04
Leases	67,427	1,108	1.64	143	0.21	1,251	1.86
Consumer and other	16,094	107	0.66	-	-	107	0.66
Total	$3,253,627	$2,066	0.06	$143	-	$2,209	0.07

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	June 30, 2023			December 31, 2022
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate	$1,641,757	$759	0.05%	$1,627,761	$-	-%
Consumer real estate	624,828	1,833	0.29	587,977	1,665	0.28
Construction and land development	394,742	620	0.16	402,501	920	0.23
Commercial and industrial	594,427	346	0.06	551,867	180	0.03
Leases	66,401	94	0.14	67,427	28	0.04
Consumer and other	15,635	70	0.45	16,094	15	0.09
Total	$3,337,790	$3,722	0.11	$3,253,627	$2,808	0.09

Allowance for credit losses to nonaccrual loans		879.82%			830.98%

Allocation of the Allowance for Credit Losses

We maintain the allowance at a level that we deem appropriate to adequately cover change in the loan and lease portfolio. Our provision for credit losses for loans and leases for the six months ended June 30, 2023, is $970 thousand compared to $2.3 million in the same period of 2022, a decrease of $1.3 million.  As of June 30, 2023, and December 31, 2022, our allowance for credit losses was $32.7 million and $23.3 million, respectively, which we deemed to be adequate at each of the respective dates. The increase was primarily the result of the implementation ASU 2016-13, which resulted in an increase of $8.7 million to the allowance for credit losses. See Note 1. Recently Issued and Adopted Accounting Pronouncements in the Notes to our Consolidated Financial Statements in this Form 10-Q for further information related to this change.  Our allowance for credit loss as a percentage of total loans and leases was 0.98% at June 30 2023 and 0.72% at December 31, 2022, respectively.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
June 30, 2023
Commercial real estate	$14,314	49.2%	$1,641,757	0.87%
Consumer real estate	6,748	18.7	624,828	1.08
Construction and land development	5,446	11.8	394,742	1.38
Commercial and industrial	5,504	17.8	594,427	0.93
Leases	586	2.0	66,401	0.88
Consumer and other	149	0.5	15,635	0.95
Total	$32,747	100.0%	$3,337,790	0.98

December 31, 2022
Commercial real estate	$10,821	50.0%	$1,627,761	0.66%
Consumer real estate	4,028	18.1	587,977	0.69
Construction and land development	3,059	12.4	402,501	0.76
Commercial and industrial	3,997	17.0	551,867	0.72
Leases	1,293	2.1	67,427	1.92
Consumer and other	136	0.5	16,094	0.85
Total	$23,334	100.0%	$3,253,627	0.72

The allocation by category is determined based on the loans and leases individually assigned call code and risk rating. Specific valuation allowances was $2.8 million at June 30, 2023, and $385 thousand at December 31, 2022.  Prior to the adoption of ASU 2016-13 on January 1, 2023, impaired loans and leases were reviewed for a specific allowance allocation.

Analysis of the Allowance for Credit Losses

The following is a summary of changes in the allowance for credit losses for the periods presented including the ratio of the allowance for credit losses to total loans and leases as of the end of each period (dollars in thousands):

								Ratio of Net (charge-offs)
		Provision for		Net (charge-offs)		Average		Recoveries to
		Credit Losses		Recoveries		Loans		Average Loans
Three Months Ended June 30, 2023
Commercial real estate		$(215)		$1		$1,638,053		-%
Consumer real estate		333		4		615,364		-
Construction and land development		202		25		390,357		0.01
Commercial and industrial		95		50		582,580		0.01
Leases		8		(59)		67,027		(0.09)
Consumer and other		(3)		27		15,214		0.18
Total		$420		$48		$3,308,595		-

Three Months Ended June 30, 2022
Commercial real estate		$193		2		$1,489,463		-%
Consumer real estate		(100)		547		506,144		0.11
Construction and land development		784		-		335,956		-
Commercial and industrial		32		126		467,425		0.03
Leases		276		(17)		60,933		(0.03)
Consumer and other		65		(48)		12,827		(0.37)
Total		$1,250		$610		$2,872,748		0.02

Six Months Ended June 30, 2023
Commercial real estate		$(41)		$3		$1,625,710		-%
Consumer real estate		593		9		610,726		-
Construction and land development		192		25		387,415		0.01
Commercial and industrial		132		(103)		578,190		(0.02)
Leases		16		(68)		66,522		(0.10)
Consumer and other		78		(78)		15,099		(0.52)
Total		$970		$(212)		$3,283,662		(0.01)

Six Months Ended June 30, 2022
Commercial real estate		$816		3		$1,451,916		0.00%
Consumer real estate		(140)		521		483,227		0.11
Construction and land development		1,022		-		327,488		-
Commercial and industrial		(77)		(45)		466,289		(0.01)
Leases		422		55		59,397		0.09
Consumer and other		213		(204)		12,504		(1.63)
Total		$2,256		$330		$2,800,821		0.01

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio increased from $769.8 million at December 31, 2022, to $823.9 million at June 30, 2023, primarily as a result of strategically deploying a portion of the Bank’s cash position.  New purchases were focused on floating rate or short-term government agency backed securities. Our securities to asset ratio has increased from 16.7% at December 31, 2022, to 17.4% at June 30, 2023.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at June 30, 2023 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$100,427	1.34%	$107,049	1.28%	$33,013	1.28%	$—	-%	$240,489	1.31%
U.S. Government agencies	10,000	5.50	1,534	3.93	47,673	6.51	—	-	59,207	6.27
State and political subdivisions	400	4.37	2,536	2.72	6,253	2.77	9,785	3.80	18,974	3.33
Other debt securities	—	-	993	3.65	32,942	4.50	500	4.50	34,435	4.48
Mortgage-backed securities	—	-	11,153	2.07	86,706	2.57	134,014	2.45	231,873	2.48
Total securities	$110,827	1.73	$123,265	1.43	$206,587	3.59	$144,299	2.55	$584,978	2.52

Held-to-maturity:
U.S. Treasury	$150,186	1.47%	$—	-%	$—	-%	$—	-%	$150,186	1.47%
U.S. Government agencies	—	-	—	-	34,749	1.82	15,195	1.94	49,944	1.86
State and political subdivisions	—	-	—	-	4,258	2.20	48,946	2.13	53,204	2.14
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,860	2.14	25,370	2.11	30,230	2.11
Total securities	$150,186	1.47	$—	-	$43,867	1.89	$89,511	2.09	$283,564	1.73
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2023, brokered deposits represented approximately 0.93% of total deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and six month periods ending June 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$951,381	23.0%	—%	$1,112,643	26.7%	—%
Interest-bearing demand	950,227	22.9%	2.06%	968,806	23.2%	0.30%
Money market and savings	1,737,303	41.9%	2.72%	1,559,963	37.4%	0.29%
Time deposits	504,350	12.2%	2.29%	531,783	12.7%	0.49%
Total average deposits	$4,143,261	100.0%	1.89%	$4,173,195	100.0%	0.24%

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$983,348	23.4%	—%	$1,070,703	26.1%	—%
Interest-bearing demand	947,196	22.6%	1.94%	945,450	23.0%	0.25%
Money market and savings	1,778,650	42.4%	2.51%	1,541,678	37.6%	0.26%
Time deposits	486,952	11.6%	1.91%	546,413	13.3%	0.50%
Total average deposits	$4,196,146	100.0%	1.73%	$4,104,244	100.0%	0.22%

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended June 30, 2023, and 2022, was 2.46% and 0.33%, respectively. The increase cost was primarily attributable to the increases in rates and increased pricing competition.  The average cost of interest-bearing deposits for the six months ended June 30, 2023, and 2022, was 2.25% and 0.30%, respectively. The increase cost was primarily attributable to the increases in rates and increased pricing competition.

Total deposits as of June 30, 2023, were $4.20 billion, which was an increase of $122.5 million from December 31, 2022. This increase was primarily from organic deposit growth. As of June 30, 2023, the Company had outstanding time deposits under $250,000 with balances of $328.8 million and time deposits over $250,000 with balances of $208.4 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

June 30,
2023
Three months or less	$17,851
Three to six months	41,576
Six to twelve months	109,435
More than twelve months	39,559
Total	$208,421

The Company's estimated uninsured deposits totaled $1.7 billion at June 30, 2023, compared to $1.6 billion at December 31, 2022, representing 40.7% and 40.4% of total deposits at June 30, 2023, and December 31, 2022, respectively.  These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $15.5 million at June 30, 2023, and consisted of short-term borrowings of $10.5 million, and $5.0 million of securities sold under repurchase agreements. Long-term debt totaled $42.1 million at June 30, 2023, and $42.0 million at December 31, 2022, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements - Note 7 – Borrowings, Line of Credit and Subordinated Debt."

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At June 30, 2023 and December 31, 2022, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 13 - Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At June 30, 2023, we had $770.9 million of pre-approved but unused lines of credit and $16.3 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements - Note 9 – Commitments and Contingent Liabilities.”

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

Estimated % Change in Net Interest Income Over 12 Months
June 30, 2023:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(2.70)%
200 basis points increase	(5.52)%
100 basis points decrease	2.83%
200 basis points decrease	4.71%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
June 30, 2023:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(1.14)%
200 basis points increase	(3.40)%
100 basis points decrease	1.10%
200 basis points decrease	0.23%

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

The Company has $261.0 million in securities that mature throughout the next 12 months. The Company also has unused borrowing capacity in the amount of $1.1 billion available with the Federal Reserve, Federal Home Loan Bank, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2023 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I--Item 1A--Risk Factors” in our Form 10-K for the year ended December 31, 2022 and under “Part II – Item 1A — Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Please be aware that these risks may change over time and other risks may prove to be important in the future.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of June 30, 2023, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended June 30, 2023.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
April 1, 2023 to April 30, 2023	—	$—	—	$4,484
May 1, 2023 to May 31, 2023	—	—	—	4,484
June 1, 2023 to June 30, 2023	—	—	—	4,484
Total	—	$—	—	$4,484

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

SmartFinancial, Inc.

Date:	August 9, 2023	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	August 9, 2023	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)