Form 10-Q
period 2023-09-30
SMARTFINANCIAL INC.
filed 2023-11-09
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes  ☐    No  ☒

As of November 03, 2023, there were 16,994,543 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	September 30,	December 31,
	2023	2022*
ASSETS:
Cash and due from banks	$62,950	$44,265
Interest-bearing deposits with banks	297,652	206,849
Federal funds sold	39,656	15,310
Total cash and cash equivalents	400,258	266,424
Securities available-for-sale, at fair value	385,131	483,893
Securities held-to-maturity, at amortized cost	282,313	285,949
Other investments	13,805	15,530
Loans held for sale	2,734	1,752
Loans and leases	3,378,999	3,253,627
Less: Allowance for credit losses	(33,687)	(23,334)
Loans and leases, net	3,345,312	3,230,293
Premises and equipment, net	92,020	92,511
Other real estate owned	1,370	1,436
Goodwill and other intangibles, net	107,792	109,772
Bank owned life insurance	82,914	81,470
Other assets	83,522	68,468
Total assets	$4,797,171	$4,637,498

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$923,763	$1,072,449
Interest-bearing demand	993,717	965,911
Money market and savings	1,766,409	1,583,481
Time deposits	562,620	455,259
Total deposits	4,246,509	4,077,100
Borrowings	14,117	41,860
Subordinated debt	42,078	42,015
Other liabilities	47,815	44,071
Total liabilities	4,350,519	4,205,046
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 16,994,543 and 16,900,805 shares issued and outstanding, respectively	16,995	16,901
Additional paid-in capital	295,542	294,330
Retained earnings	168,271	156,545
Accumulated other comprehensive income (loss)	(34,156)	(35,324)
Total shareholders' equity	446,652	432,452
Total liabilities and shareholders' equity	$4,797,171	$4,637,498

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans and leases, including fees	$47,539	$35,127	$137,712	$96,300
Securities:
Taxable	4,335	3,135	12,322	8,463
Tax-exempt	356	561	1,066	1,369
Federal funds sold and other earning assets	3,045	3,474	9,448	5,389
Total interest income	55,275	42,297	160,548	111,521
Interest expense:
Deposits	23,433	4,866	59,333	9,384
Borrowings	210	97	775	371
Subordinated debt	626	626	1,877	1,877
Total interest expense	24,269	5,589	61,985	11,632
Net interest income	31,006	36,708	98,563	99,889
Provision for credit losses	795	974	1,458	3,230
Net interest income after provision for credit losses	30,211	35,734	97,105	96,659
Noninterest income:
Service charges on deposit accounts	1,736	1,611	4,838	4,376
Loss on sale of securities	(6,801)	—	(6,801)	—
Mortgage banking	309	170	813	1,475
Investment services	1,461	1,051	3,766	3,186
Insurance commissions	1,153	864	3,551	2,363
Interchange and debit card transaction fees, net	1,357	1,356	4,087	4,107
Other	1,476	1,198	4,492	5,083
Total noninterest income	691	6,250	14,746	20,590
Noninterest expense:
Salaries and employee benefits	16,785	16,317	49,474	47,036
Occupancy and equipment	3,547	3,167	10,073	9,020
FDIC insurance	825	705	2,241	2,022
Other real estate and loan related expense	603	565	1,616	1,930
Advertising and marketing	346	288	1,006	985
Data processing and technology	2,378	1,872	6,777	5,185
Professional services	735	822	2,307	2,809
Amortization of intangibles	647	650	1,981	1,919
Merger related and restructuring expenses	110	87	110	607
Other	2,540	2,757	7,870	7,361
Total noninterest expense	28,516	27,230	83,455	78,874
Income before income tax expense	2,386	14,754	28,396	38,375
Income tax expense	319	3,211	5,993	8,357
Net income	$2,067	$11,543	$22,403	$30,018
Earnings per common share:
Basic	$0.12	$0.69	$1.33	$1.79
Diluted	$0.12	$0.68	$1.33	$1.78
Weighted average common shares outstanding:
Basic	16,807,548	16,749,255	16,801,840	16,734,298
Diluted	16,918,635	16,872,022	16,907,325	16,867,970

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$2,067	$11,543	$22,403	$30,018
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	(5,830)	(20,147)	(5,178)	(51,899)
Tax effect	1,505	5,205	1,337	13,406
Reclassification of unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity	—	—	—	(2,009)
Tax effect	—	—	—	519
Amortization of unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity	37	43	115	70
Tax effect	(10)	(12)	(30)	(18)
Reclassification adjustment for realized losses (gains) included in net income	6,801	—	6,801	—
Tax effect	(1,757)	—	(1,757)	—
Unrealized gains (losses) on securities available-for-sale, net of tax	746	(14,911)	1,288	(39,931)
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	—	92	—	(1,351)
Tax effect	—	(23)	—	349
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	—	69	—	(1,002)
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	154	(1,775)	(163)	(1,775)
Tax effect	(39)	458	43	458
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	115	(1,317)	(120)	(1,317)

Total other comprehensive income (loss)	861	(16,159)	1,168	(42,250)
Comprehensive income (loss)	$2,928	$(4,616)	$23,571	$(12,232)

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2021	16,802,990	$16,803	$292,937	$118,247	$1,443	$429,430
Net income	—	—	—	30,018	—	30,018
Other comprehensive loss	—	—	—	—	(42,250)	(42,250)
Common stock issued pursuant to:
Stock options exercised	32,003	32	238	—	—	270
Restricted stock, net of forfeitures	60,515	61	(61)	—	—	—
Shares withheld for payment of taxes	(7,953)	(8)	(198)	—	—	(206)
Stock compensation expense	—	—	991	—	—	991
Common stock dividend ($0.21 per share)	—	—	—	(3,542)	—	(3,542)
Balance, September 30, 2022	16,887,555	$16,888	$293,907	$144,723	$(40,807)	$414,711

Balance, December 31, 2022	16,900,805	$16,901	$294,330	$156,545	$(35,324)	$432,452
Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	(6,606)	—	(6,606)
Balance, January 1, 2023, adjusted	16,900,805	16,901	294,330	149,939	(35,324)	425,846
Net income	—	—	—	22,403	—	22,403
Other comprehensive income	—	—	—	—	1,168	1,168
Common stock issued pursuant to:
Stock options exercised	15,705	16	149	—	—	165
Restricted stock, net of forfeitures	79,670	80	(80)	—	—	—
Restricted stock withheld for taxes	(1,637)	(2)	(33)	—	—	(35)
Stock compensation expense	—	—	1,176	—	—	1,176
Common stock dividend ($0.24 per share)	—	—	—	(4,071)	—	(4,071)
Balance, September 30, 2023	16,994,543	$16,995	$295,542	$168,271	$(34,156)	$446,652

Balance, June 30, 2022	16,898,405	$16,898	$293,815	$134,362	$(24,648)	$420,427
Net income	—	—	—	11,543	—	11,543
Other comprehensive loss	—	—	—	—	(16,159)	(16,159)
Common stock issued pursuant to:
Stock options exercised	603	1	6	—	—	7
Restricted stock, net of forfeitures	(3,500)	(3)	3	—	—	—
Restricted stock withheld for taxes	(7,953)	(8)	(198)	—	—	(206)
Stock compensation expense	—	—	281	—	—	281
Common stock dividend ($0.07 per share)	—	—	—	(1,182)	—	(1,182)
Balance, September 30, 2022	16,887,555	$16,888	$293,907	$144,723	$(40,807)	$414,711

Balance, June 30, 2023	17,004,092	$17,004	$295,296	$167,564	$(35,017)	$444,847
Net income	—	—	—	2,067	—	2,067
Other comprehensive income	—	—	—	—	861	861
Common stock issued pursuant to:
Restricted stock, net of forfeitures	(7,912)	(7)	7	—	—	—
Restricted stock withheld for taxes	(1,637)	(2)	(33)	—	—	(35)
Stock compensation expense	—	—	272	—	—	272
Common stock dividends ($0.08 per share)	—	—	—	(1,360)	—	(1,360)
Balance, September 30, 2023	16,994,543	$16,995	$295,542	$168,271	$(34,156)	$446,652

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$22,403	$30,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,372	7,474
Accretion of fair value purchase accounting adjustments, net	—	(762)
Amortization of intangible assets	1,981	1,919
Provision for credit losses	1,458	3,230
Stock compensation expense	1,176	991
Loss on sale of securities available-for-sale	6,801	—
Deferred income tax expense (benefit)	1,801	(500)
Increase in cash surrender value of bank owned life insurance	(1,445)	(1,382)
Net losses from sale and write-downs of other real estate owned	12	66
Net gains from mortgage banking	(813)	(1,475)
Origination of loans held for sale	(28,585)	(47,840)
Proceeds from sales of loans held for sale	28,416	51,676
Net (gain) loss from sale/disposal of fixed assets	56	(261)
Net change in:
Accrued interest receivable	(919)	(2,062)
Accrued interest payable	1,458	(993)
Other assets	(11,885)	(26,998)
Other liabilities	(2,278)	28,480
Net cash provided by operating activities	28,009	41,581
Cash flows from investing activities:
Available-for-sale:
Proceeds from sales	152,775	—
Proceeds from maturities, calls and paydowns	32,404	32,143
Purchases	(94,424)	(295,347)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	1,986	1,345
Purchases	—	(50,575)
Proceeds from sales of other investments	2,669	1,054
Purchases of other investments	(944)	(88)
Net increase in loans and leases	(148,006)	(404,770)
Proceeds from sale of fixed assets	633	1,460
Purchases of premises and equipment	(4,016)	(10,690)
Proceeds from sale of other real estate owned	326	488
Net cash (paid) received from business combinations	—	(4,881)
Net cash used by investing activities	(56,597)	(729,861)
Cash flows from financing activities:
Net increase in deposits	169,521	258,872
Net increase (decrease) in securities sold under agreements to repurchase	1,342	838
Proceeds from borrowings	26,000	5,000
Repayment of borrowings	(30,500)	(75,000)
Cash dividends paid	(4,071)	(3,542)
Issuance of common stock, net of restricted shares withheld for taxes	130	64
Net cash provided by financing activities	162,422	186,232
Net change in cash and cash equivalents	133,834	(502,048)
Cash and cash equivalents, beginning of period	266,424	1,045,077
Cash and cash equivalents, end of period	$400,258	$543,029
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$60,437	$12,624
Net cash paid during the period for income taxes	9,406	8,255
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	1,751	53
Acquisition of real estate through foreclosure	272	—
Transfer of securities from available-for-sale to held-to-maturity	—	162,378
Change in goodwill due to acquisition	—	4,580

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the "Company," “SmartFinancial,” “we,” “our” or “us”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama, and Florida. The Bank’s primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.  Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.  As of September 30, 2023, and December 31, 2022, the accrued interest receivables for loans recorded in other assets were $11.5 million and $9.8 million, respectively.

ACL – Off Balance Sheet Credit Exposures – The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure.  These primarily include undrawn portions of revolving lines of credit and standby letters of credit.  The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense.  Management has determined that all of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable.  As of September 30, 2023, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $2.3 million.  The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Consolidated Statement of Income.

Recently Issued and Adopted Accounting Pronouncements:

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”), and has issued subsequent amendments thereto, which introduces the current expected credit losses (“CECL”) methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets, including loans and held-to-maturity debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model requires institutions to calculate and estimate losses that are expected to be incurred through the financial asset's contractual life through a provision for credit losses, including loans obtained as a result of any acquisition not deemed to be PCD. ASU 2016-13 also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

at amortized cost; however, the initial allowance determined at acquisition is added to the purchase price rather than recorded as provision expense. In accordance with ASU 2016-13, the disclosure of credit quality indicators related to the amortized cost of financing receivables is further disaggregated by year of origination (or vintage). The Company adopted ASU 2016-13 and all subsequent amendments thereto effective January 1, 2023, using the modified retrospective method for all financial assets measured at amortized cost and off balance sheet credit exposures. Amounts for periods beginning on or after January 1, 2023, are presented under ASU 2016-13 and all prior period information is presented in accordance with previously applicable GAAP. At January 1, 2023, the Company recognized a cumulative adjustment to retained earnings of $6.6 million, net of tax, attributable to an increase in the allowance for credit losses (“ACL”) of $8.7 million, an increase in the allowance for off balance sheet credit exposures of $3.0 million, and an increase in deferred tax assets of $2.3 million. Included in the $8.7 million increase in the allowance for credit losses is $2.9 million that was recognized on PCD loans previously classified as purchased credit impaired (“PCI”) with a corresponding adjustment to the gross carrying amount of the loans. The Company adopted ASU 2016-13 using the prospective transition approach for PCD loans, which did not require re-evaluation of whether loans previously classified as PCI loans met the criteria of PCD assets at the date of adoption. The remaining noncredit discount will be accreted into interest income over the life of the individual loans beginning January 1, 2023.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In connection with the acquisition, Rains Agency acquired $349 thousand of assets and assumed $364 thousand of liabilities from Sunbelt. Pursuant to the Purchase Agreement, Rains Agency paid an aggregate amount of consideration to Sunbelt of $6.5 million, of which $5.2 million was paid in cash at the closing and the remainder of which will be payable in equal cash installments on September 1, 2023, and September 1, 2024 (the “Deferred Payments”).  The Deferred Payments are subject to acceleration in certain circumstances involving a change in control of Rains Agency and are subject to set-off for any indemnification or other obligations of the Sunbelt and its sole member to Rains Agency under the terms of the Purchase Agreement.  During 2023, Rains Agency changed its name to SBK Insurance, Inc.

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

presented below. There were no antidilutive shares for the three and nine months ended September 30, 2023, and September 30, 2022, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic earnings per share computation:
Net income available to common shareholders	$2,067	$11,543	$22,403	$30,018
Average common shares outstanding – basic	16,807,548	16,749,255	16,801,840	16,734,298
Basic earnings per share	$0.12	$0.69	$1.33	$1.79
Diluted earnings per share computation:
Net income available to common shareholders	$2,067	$11,543	$22,403	$30,018
Average common shares outstanding – basic	16,807,548	16,749,255	16,801,840	16,734,298
Incremental shares from assumed conversions:
Stock options and restricted stock	111,087	122,767	105,485	133,672
Average common shares outstanding - diluted	16,918,635	16,872,022	16,907,325	16,867,970
Diluted earnings per common share	$0.12	$0.68	$1.33	$1.78

Note 4. Securities

Available-for-Sale Securities (“AFS”), which include any security for which the Company has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive income (loss). Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the estimated life of the security. Prepayments are anticipated for mortgage-backed and Small Business Administration (“SBA”) securities. Premiums on callable securities are amortized to their earliest call date.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM are summarized as follows (in thousands):

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$84,550	$—	$(10,817)	$73,733
U.S. Government-sponsored enterprises (GSEs)	59,683	1,430	(160)	60,953
Municipal securities	18,661	2	(1,158)	17,505
Other debt securities	34,784	67	(4,225)	30,626
Mortgage-backed securities (GSEs)	231,153	—	(28,839)	202,314
Total	$428,831	$1,499	$(45,199)	$385,131

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,126	$—	$(2,925)	$147,201
U.S. Government-sponsored enterprises (GSEs)	49,642	—	(9,013)	40,629
Municipal securities	52,947	—	(8,872)	44,075
Mortgage-backed securities (GSEs)	29,598	—	(5,178)	24,420
Total	$282,313	$—	$(25,988)	$256,325

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$241,506	$—	$(17,853)	$223,653
U.S. Government-sponsored enterprises (GSEs)	1,593	—	(18)	1,575
Municipal securities	19,210	17	(616)	18,611
Other debt securities	32,959	—	(2,408)	30,551
Mortgage-backed securities (GSEs)	233,948	6	(24,451)	209,503
Total	$529,216	$23	$(45,346)	$483,893

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,295	$—	$(5,613)	$144,682
U.S. Government-sponsored enterprises (GSEs)	50,539	—	(8,037)	42,502
Municipal securities	53,694	—	(7,550)	46,144
Mortgage-backed securities (GSEs)	31,421	—	(4,136)	27,285
Total	$285,949	$—	$(25,336)	$260,613

At September 30, 2023 and December 31, 2022, securities with a carrying value totaling approximately $347.9 million and $304.8 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the three and nine months ended September 30, 2023, the Company recorded no gross gains and for the three and nine months ended September 30, 2023, the Company recorded gross losses of $6.8 million and $6.8 million, related to the sale

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of investment securities. There were no gross gains or gross losses related to the sale of investment securities for the three and nine months ended September 30, 2022.

The amortized cost and estimated fair value of securities at September 30, 2023 by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$11,410	$11,386
Due from one year to five years	56,074	49,911
Due from five years to ten years	119,939	112,003
Due after ten years	10,255	9,517
	197,678	182,817
Mortgage-backed securities	231,153	202,314
Total	$428,831	$385,131

Held-to-maturity:
Due in one year or less	$150,126	$147,201
Due from one year to five years	—	—
Due from five years to ten years	47,513	39,301
Due after ten years	55,076	45,403
	252,715	231,905
Mortgage-backed securities	29,598	24,420
Total	$282,313	$256,325

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities AFS and HTM have been in a continuous unrealized loss position (in thousands):

	September 30, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$73,733	$(10,817)	9	$73,733	$(10,817)	9
U.S. Government-sponsored enterprises (GSEs)	20,181	(143)	4	1,488	(17)	3	21,669	(160)	7
Municipal securities	7,729	(283)	10	9,475	(875)	17	17,204	(1,158)	27
Other debt securities	2,654	(270)	2	26,980	(3,955)	25	29,634	(4,225)	27
Mortgage-backed securities (GSEs)	29,670	(547)	15	172,645	(28,292)	89	202,315	(28,839)	104
Total	$60,234	$(1,243)	31	$284,321	$(43,956)	143	$344,555	$(45,199)	174

	September 30, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$147,201	$(2,925)	4	$147,201	$(2,925)	4
U.S. Government-sponsored enterprises (GSEs)	—	—	—	40,629	(9,013)	13	40,629	(9,013)	13
Municipal securities	—	—	—	44,076	(8,872)	35	44,076	(8,872)	35
Mortgage-backed securities (GSEs)	—	—	—	24,419	(5,178)	5	24,419	(5,178)	5
Total	$—	$—	—	$256,325	$(25,988)	57	$256,325	$(25,988)	57

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$134,414	$(7,610)	9	$89,239	$(10,243)	11	$223,653	$(17,853)	20
U.S. Government-sponsored enterprises (GSEs)	1,266	(14)	1	309	(4)	2	1,575	(18)	3
Municipal securities	13,146	(616)	20	—	—	—	13,146	(616)	20
Other debt securities	25,044	(1,866)	20	5,506	(542)	6	30,550	(2,408)	26
Mortgage-backed securities (GSEs)	111,598	(8,968)	86	96,285	(15,483)	28	207,883	(24,451)	114
Total	$285,468	$(19,074)	136	$191,339	$(26,272)	47	$476,807	$(45,346)	183

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$144,683	$(5,613)	4	$—	$—	—	$144,683	$(5,613)	4
U.S. Government-sponsored enterprises (GSEs)	$13,048	$(2,503)	3	$29,451	$(5,534)	10	$42,499	$(8,037)	13
Municipal securities	40,770	(6,387)	28	5,375	(1,163)	7	46,145	(7,550)	35
Mortgage-backed securities (GSEs)	—	—	—	27,285	(4,136)	5	27,285	(4,136)	5
Total	$198,501	$(14,503)	35	$62,111	$(10,833)	22	$260,612	$(25,336)	57

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those available-for-sale securities that have an unrealized loss at September 30, 2023, and it is not likely that they we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with available-for-sale securities at September 30, 2023, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at September 30, 2023.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s held-to-maturity portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. treasury securities in addition to U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The held-to-maturity state and municipal securities are general obligation bonds which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of September 30, 2023, continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At September 30, 2023, all debt securities classified as held-to-maturity were rated AA or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses

The Company adopted ASU 2016-13 on January 1, 2023, and based on the analysis of the underlying risk characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

losses related to AFS or HTM securities recorded during the three and nine months ended September 30, 2023, because the ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2023, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	September 30,	December 31,
	2023	2022
Federal Reserve Bank stock	$9,669	$9,783
Federal Home Loan Bank stock	3,786	5,397
First National Bankers Bank stock	350	350
Total	$13,805	$15,530

Note 5. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	September 30,	December 31,
	2023	2022
Commercial real estate	$1,667,176	$1,627,761
Consumer real estate	638,518	587,977
Construction and land development	373,068	402,501
Commercial and industrial	617,115	551,867
Leases	68,538	67,427
Consumer and other	14,584	16,094
Total loans and leases	3,378,999	3,253,627
Less: Allowance for credit losses	(33,687)	(23,334)
Loans and leases, net	$3,345,312	$3,230,293

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

The Bank occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, the Bank has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from the Bank. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the Commercial Real Estate totals above with a corresponding liability reflected in other borrowings. At September 30, 2023 and December 31, 2022, the balance of such loans totaled $0 and $24.6 million, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Three Months Ended September 30, 2023
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$14,314	$6,748	$5,446	$5,504	$586	$149	$32,747
Charged-off loans and leases	—	(9)	—	(179)	(143)	(86)	(417)
Recoveries of charge-offs	2	4	—	48	—	19	73
Provision charged to expense (1)	691	413	(369)	307	201	41	1,284
Ending balance	$15,007	$7,156	$5,077	$5,680	$644	$123	$33,687

	Three Months Ended September 30, 2022
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$10,600	$3,835	$2,904	$3,659	$807	$133	$21,938
Charged-off loans and leases	—	—	—	(51)	—	(180)	(231)
Recoveries of charge-offs	—	7	—	19	29	33	88
Provision charged to expense	(21)	166	272	208	198	151	974
Ending balance	$10,579	$4,008	$3,176	$3,835	$1,034	$137	$22,769

	Nine Months Ended September 30, 2023
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$10,821	$4,028	$3,059	$3,997	$1,293	$136	$23,334
Impact of adopting ASU 2016-13	879	1,952	2,145	1,451	(683)	13	5,757
PCD gross up	2,652	166	25	27	28	—	2,898
Charged-off loans and leases	—	(9)	—	(387)	(211)	(332)	(939)
Recoveries of charge-offs	5	13	25	153	—	187	383
Provision charged to expense (1)	650	1,006	(177)	439	217	119	2,254
Ending balance	$15,007	$7,156	$5,077	$5,680	$644	$123	$33,687

	Nine Months Ended September 30, 2022
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352
Charged-off loans and leases	—	(33)	—	(240)	(108)	(482)	(863)
Recoveries of charge-offs	4	561	—	162	192	131	1,050
Provision charged to expense	794	26	1,294	132	620	364	3,230
Ending balance	$10,579	$4,008	$3,176	$3,835	$1,034	$137	$22,769

(1)	In the provision charged to expense there was a release of $489 thousand and $796 thousand for unfunded commitments through the provision for credit losses not reflected in the three and nine months ended September 30, 2023.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables detail the allowance for credit losses and recorded investment in loans by loan classification and by impairment evaluation method as of December 31, 2022, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13 (in thousands):

			Construction	Commercial		Consumer
	Commercial	Consumer	and Land	and		and
	Real Estate	Real Estate	Development	Industrial	Leases	Other	Total
December 31, 2022:
Performing loans and leases	$10,815	$3,913	$2,674	$3,997	$1,293	$136	$22,828
Impaired loans and leases	—	—	385	—	—	—	385
	10,815	3,913	3,059	3,997	1,293	136	23,213
PCI loans and leases	6	115	—	—	—	—	121
Total allowance for loans and leases	$10,821	$4,028	$3,059	$3,997	$1,293	$136	$23,334

			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
December 31, 2022:
Performing loans and leases	$1,611,815	$578,342	$400,114	$549,974	$66,459	$16,091	$3,222,795
Impaired loans and leases	—	1,283	858	—	—	—	2,141
	1,611,815	579,625	400,972	549,974	66,459	16,091	3,224,936
PCI loans and leases	15,946	8,352	1,529	1,893	968	3	28,691
Total loans and leases	$1,627,761	$587,977	$402,501	$551,867	$67,427	$16,094	$3,253,627

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for loan and lease losses for the three and nine months ended September 30, 2023, is $1.3 million and $2.3 million, respectively, and $974 thousand and $3.2 million, during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, and December 31, 2022, our allowance for credit losses was $33.7 million and $23.3 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 1.00% at September 30, 2023, and 0.72% at December 31, 2022.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination (in thousands):

	September 30, 2023
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial real estate
Pass	$168,217	$553,613	$436,468	$187,188	$141,248	$118,422	$14,878	$8,163	$1,628,197
Watch	20,665	1,269	2,418	2,652	3,848	267	-	-	31,119
Special mention	-	3,234	-	-	-	-	-	-	3,234
Substandard	968	-	3,145	51	-	462	-	-	4,626
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate	189,850	558,116	442,031	189,891	145,096	119,151	14,878	8,163	1,667,176
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	94,979	179,838	100,852	55,222	34,531	53,597	109,227	3,032	631,278
Watch	171	71	319	289	-	108	1,714	-	2,672
Special mention	-	-	-	-	-	54	-	-	54
Substandard	198	905	-	-	164	2,908	339	-	4,514
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	95,348	180,814	101,171	55,511	34,695	56,667	111,280	3,032	638,518
YTD gross charge-offs	-	-	-	-	-	(9)	-	-	(9)

Construction and land development
Pass	95,692	166,355	50,591	4,188	5,162	7,265	35,908	1,797	366,958
Watch	4,194	399	451	-	-	2	-	-	5,046
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	36	620	-	408	-	-	1,064
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	99,886	166,754	51,078	4,808	5,162	7,675	35,908	1,797	373,068
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	137,793	174,721	67,809	24,379	11,313	26,674	164,939	8,006	615,634
Watch	-	631	214	129	75	75	138	-	1,262
Special mention	-	-	-	-	-	-	-	13	13
Substandard	206	-	-	-	-	-	-	-	206
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	137,999	175,352	68,023	24,508	11,388	26,749	165,077	8,019	617,115
YTD gross charge-offs	-	(154)	(50)	(183)	-	-	-	-	(387)

Leases
Pass	23,304	29,453	10,074	4,459	933	315	-	-	68,538
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	23,304	29,453	10,074	4,459	933	315	-	-	68,538
YTD gross charge-offs	(27)	(163)	(9)	-	(12)	-	-	-	(211)

Consumer and other
Pass	5,539	2,314	1,060	671	148	229	4,538	73	14,572
Watch	-	-	-	-	12	-	-	-	12
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	5,539	2,314	1,060	671	160	229	4,538	73	14,584
YTD gross charge-offs	(22)	(115)	(62)	(48)	(26)	(59)	-	-	(332)

Total loans
Pass	525,524	1,106,294	666,854	276,107	193,335	206,502	329,490	21,071	3,325,177
Watch	25,030	2,370	3,402	3,070	3,935	452	1,852	-	40,111
Special mention	-	3,234	-	-	-	54	-	13	3,301
Substandard	1,372	905	3,181	671	164	3,778	339	-	10,410
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$551,926	$1,112,803	$673,437	$279,848	$197,434	$210,786	$331,681	$21,084	$3,378,999
Total YTD gross charge-offs	$(49)	$(432)	$(121)	$(231)	$(38)	$(68)	$-	$-	$(939)

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	September 30, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$862	$—	$—	$862	$1,666,314	$1,667,176
Consumer real estate	706	401	34	1,141	637,377	638,518
Construction and land development	110	408	—	518	372,550	373,068
Commercial and industrial	1,384	945	98	2,427	614,688	617,115
Leases	118	—	—	118	68,420	68,538
Consumer and other	95	—	97	192	14,392	14,584
Total	$3,275	$1,754	$229	$5,258	$3,373,741	$3,378,999

	December 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$54	$—	$—	$54	$1,627,707	1,627,761
Consumer real estate	594	—	—	594	587,383	587,977
Construction and land development	—	—	—	—	402,501	402,501
Commercial and industrial	185	18	—	203	551,664	551,867
Leases	1,024	84	143	1,251	66,176	67,427
Consumer and other	103	4	—	107	15,987	16,094
Total	$1,960	$106	$143	$2,209	$3,251,418	$3,253,627

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at September 30, 2023 and December 31, 2022. Also presented is the balance of loans on nonaccrual status at September 30, 2023 for which there was no related allowance for credit losses recorded (in thousands):

	September 30, 2023			December 31, 2022
	Total	Nonaccrual	Loans Past Due	Total	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	Still Accruing
Commercial real estate	$741	$—	$—	$—	$—
Consumer real estate	2,064	1,154	34	1,665	—
Construction and land development	620	—	—	920	—
Commercial and industrial	314	—	98	180	—
Leases	195	—	—	28	143
Consumer and other	—	—	97	15	—
Total	$3,934	$1,154	$229	$2,808	$143

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	September 30, 2023
	Real Estate	Other	Total
Commercial real estate	$3,836	$—	$3,836
Consumer real estate	2,434	—	2,434
Construction and land development	1,411	—	1,411
Commercial and industrial	—	—	—
Leases	—	—	—
Consumer and other	—	—	—
Total	$7,681	$—	$7,681

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three and nine months ended September 30, 2022, respectively, of impaired loans by loan classification as determined under ASC 310 prior to the adoption of ASU 2016-13 (in thousands):

Three Months Ended September 30, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$304	$—
Consumer real estate	1,742	72
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—
	2,046	72
Impaired loans and leases with a valuation allowance:
Commercial real estate	—	—
Consumer real estate	—	—
Construction and land development	858	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—
	858	—
PCI loans and leases:
Commercial real estate	525	11
Consumer real estate	880	12
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—
	1,405	23
Total impaired loans and leases	$4,309	$95

	Nine Months Ended September 30, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$152	$—
Consumer real estate	1,839	92
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—
	1,991	92
Impaired loans and leases with a valuation allowance:
Commercial real estate	429	—
Consumer real estate	87	—
Construction and land development	429	—
Commercial and industrial	32	—
Leases	—	—
Consumer and other	—	—
	977	—
PCI loans and leases:
Commercial real estate	765	46
Consumer real estate	879	40
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	2	—
	1,646	86
Total impaired loans and leases	$4,614	$178

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

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2023 (dollars in thousands):

			Payment Delay		Total Class
	Payment	Term	and Term		of Financing
Three months ended September 30, 2023	Delay	Extension	Extension	Total	Receivable
Commercial real estate	$—	$528	$—	$528	0.03%
Consumer real estate	—	514	—	514	0.08
Construction and land development	—	748	—	748	0.20
Commercial and industrial	—	—	—	—	-
Leases	—	—	—	—	-
Consumer and other	—	—	—	—	-
Total	$—	$1,790	$—	$1,790	0.05%

Nine months ended September 30, 2023
Commercial real estate	$403	$566	$—	$969	0.06%
Consumer real estate	—	514	—	514	0.08
Construction and land development	—	748	—	748	0.20
Commercial and industrial	63	—	153	216	0.04
Leases	—	—	—	—	-
Consumer and other	—	—	—	—	-
Total	$466	$1,828	$153	$2,447	0.07%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023 (dollars in thousands):

	Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Three months ended September 30, 2023	(in months)	Delay
Commercial real estate	12	$—
Consumer real estate	20	—
Construction and land development	9	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—

Nine months ended September 30, 2023
Commercial real estate	23	$23
Consumer real estate	15	—
Construction and land development	9	—
Commercial and industrial	30	7
Leases	—	—
Consumer and other	—	—

No loan modifications made to borrowers experiencing financial difficulty, defaulted during the three and nine months ended September 30, 2023.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, that date the Company adopted ASU 2022-02 (in thousands):

	September 30, 2023
			90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate	$—	$—	$—	$968	$968
Consumer real estate	139	—	—	376	515
Construction and land development	288	—	—	460	748
Commercial and industrial	—	—	—	216	216
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$427	$—	$—	$2,020	$2,447

As of December 31, 2022, prior to the adoption ASU 2022-02, management had approximately $101 thousand that meet the criteria of trouble debt restructured (“TDR”), none of which were on nonaccrual.

There were no loans modified as a TDR during the nine months ended September 30, 2022.

Foreclosure Proceedings and Balances:

As of September 30, 2023, there were two residential real estate properties totaling $304 thousand secured by real estate included in other real estate owned and there were no residential real estate loans in the process of foreclosure.

Note 6. Goodwill and Intangible Assets

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year.  Considering the recent economic conditions, the Company performed a Step 1 goodwill impairment test (which compares the fair value of a reporting unit with its carrying amount, including goodwill) at June 30, 2023, and the results indicated that there was no impairment. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	September 30,	December 31,
	2023	2022
Goodwill:
Balance, beginning of period	$96,145	$91,565
Acquisition of Sunbelt	—	4,580
Balance, end of the period	$96,145	$96,145

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
September 30, 2023:
Beginning balance January 1, 2023, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(9,329)	(2,164)	(63)	(11,556)
Balance, September 30, 2023, other intangible assets, net	$8,141	$3,506	$-	$11,647

December 31, 2022:
Beginning balance January 1, 2022, gross	$17,470	$3,722	$63	$21,255
Acquisition of Sunbelt	-	1,948	-	1,948
Balance, December 31, 2022, other intangible assets, gross	17,470	5,670	63	23,203
Less: accumulated amortization	(8,021)	(1,519)	(36)	(9,576)
Balance, December 31, 2022, other intangible assets, net	$9,449	$4,151	$27	$13,627

The aggregate amortization expense for other intangible assets for the three and nine months ended September 30, 2023, was $647 thousand and $2.0 million, respectively, and for the three and nine months ended September 30, 2022, was $650 thousand and $1.9 million, respectively.

As of September 30, 2023, the estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2023	$643
2024	2,425
2025	2,256
2026	2,086
2027	1,904
Thereafter	2,333
Total	$11,647

Note 7. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At September 30, 2023, total borrowings were $14.1 million compared to $41.9 million at December 31, 2022.  Borrowings consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Securities sold under customer repurchase agreements	$6,117	$4,775
Loan participation agreements(1)	—	24,585
Other borrowings	8,000	12,500
Total	$14,117	$41,860
(1)	During the first quarter of 2023, the loan participation agreements were amended to permit sales accounting treatment and removed from other borrowings.

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $7.6 million and $9.2 million at September 30, 2023 and December 31, 2022, respectively. The average balance of repurchase agreements during the nine-month period ended September 30, 2023, and 2022 was $5.0 million and $5.2 million, respectively.  The maximum month-end outstanding balance for the nine-month period ended September 30, 2023, and 2022 was $6.1 million and $5.9 million, respectively.

Other Borrowings:

The Company has a revolving line of credit for an aggregate amount of $35 million.  The maturity of the line of credit is February 1, 2025. At September 30, 2023, $8.0 million was outstanding under the line of credit, and $27.0 million of the line of credit remained available to the Company.

Subordinated Debt:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of September 30, 2023 and December 31, 2022. Unamortized debt issuance cost was $422 thousand and $485 thousand at September 30, 2023 and December 31, 2022, respectively.

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

The Notes’ unamortized debt issuance costs totaled $422 thousand at September 30, 2023, and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand and $63 thousand for the three and nine months ended September 30, 2023, and 2022, respectively.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three- and nine-month periods ending September 30, 2023, was $475 thousand and $1.4 million, respectively.  The Company’s contribution to the Plan for the three and nine months ended September 30, 2022, was $419 thousand and $1.3 million, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At September 30, 2023, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,676,663 Rights available for future grants or awards.

The Company’s 2015 Stock Incentive Plan has 11,840 Rights issued. In addition, the Company has 4,500 Rights issued from the Cornerstone Non-Qualified Plan Options, which does not have any Rights available for future grants or awards.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2022	32,045	$12.04
Granted	—	—
Exercised	(15,705)	10.47
Forfeited	—	—
Outstanding at September 30, 2023	16,340	$13.55

Information pertaining to stock options outstanding at September 30, 2023, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$9.60	4,500	0.42 years	$9.60	4,500	$9.60
15.05	11,840	2.00 years	15.05	11,840	15.05
Outstanding, end of period	16,340	1.57 years	$13.55	16,340	$13.55

The Company did not recognize any stock option-based compensation expense during the three and nine months ended September 30, 2023 and 2022, respectively, as all stock options issued are fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

No stock options were exercised during the three months ended September 30, 2023.  Stock options of 15,705 shares were exercised during the nine-month period ended September 30, 2023.  Stock options of 603 and 32,003 shares were exercised during the three- and nine-month periods ended September 30, 2022, respectively. The income tax benefit recognized for the exercise of options during the nine months ended September 30, 2023, was a benefit of $60 thousand, and for the three and nine months ended September 30, 2022, was a benefit of $64 thousand and a benefit of $147 thousand, respectively.

No stock options were exercised during the three months ended September 30, 2023. The intrinsic value of options exercised during the nine months ended September 30, 2023, was $242 thousand, and $9 thousand and $565 thousand, during the three and nine months ended September 30, 2022, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at September 30, 2023, was $128 thousand. Cash received from options exercised under all share-based payment arrangements for the nine months ended September 30, 2023, was $165 thousand.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended September 30, 2023, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2022	129,836	$19.61
Granted	89,582	26.23
Vested	(27,172)	23.39
Forfeited/expired	(9,912)	22.45
Balance at September 30, 2023	182,334	$22.15

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three and nine months ended September 30, 2023, was $271 thousand and $1.2 million, respectively, and was $281 thousand and $991 thousand, during the three and nine months ended September 30, 2022, respectively.  As of September 30, 2023, there was $1.8 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 1.97 years. The grant-date fair value of restricted stock awards vested was $636 thousand for the nine months ended September 30, 2023.

Stock Appreciation Rights (“SARs”):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2022	36,000	$18.25
Granted	—	—
Exercised	(8,000)	15.19
Forfeited	—	—
Outstanding at September 30, 2023	28,000	$19.13

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information pertaining to SARs outstanding at September 30, 2023, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	8,000	0.25 years	$15.19	8,000	$15.19
20.70	20,000	1.25 years	20.70	—	—
Outstanding, end of period	28,000	0.97 years	$19.13	8,000	$15.19

SARs compensation expense of $5 thousand and ($118) thousand was recognized for the three and nine months ended September 30, 2023, respectively, and $31 thousand and ($12) thousand for the three and nine months ended September 30, 2022.  The credit adjustment for the nine-month periods ended September 30, 2023, and September 30, 2022, respectively, is related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Commitments to extend credit	$746,921	$911,998
Standby letters of credit	15,567	6,897

At September 30, 2023, and December 31, 2022, the allowance for these off-balance sheet commitments was $2.3 million and $85 thousand, respectively. With the adoption of ASU 2016-13, effective January 1, 2023, there was an increase in the allowance of $3.0 million on these off-balance sheet commitments. The expense (credit) related to the allowance for off-balance sheet commitments during the three and nine months ended September 30, 2023, was ($489) thousand and ($795) thousand, respectively, and was $0 thousand and $15 thousand, during the three and nine months ended September 30, 2022, respectively.

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At September 30, 2023 and December 31, 2022, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023:
Assets:
Securities available-for-sale:
U.S. Treasury	$73,733	$—	$73,733	$—
U.S. Government-sponsored enterprises (GSEs)	60,953	—	60,953	—
Municipal securities	17,505	—	17,505	—
Other debt securities	30,626	—	30,626	—
Mortgage-backed securities (GSEs)	202,314	—	202,314	—
Total securities available-for-sale	385,131	—	385,131	—

Derivative financial instruments and interest rate swap agreements	16,191	—	16,191	—
Total assets at fair value	$401,322	$—	$401,322	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$17,647	$—	$17,647	$—

December 31, 2022:
Assets:
Securities available-for-sale:
U.S. Treasury	$223,653	$—	$223,653	$—
U.S. Government-sponsored enterprises (GSEs)	1,575	—	1,575	—
Municipal securities	18,611	—	18,611	—
Other debt securities	30,551	—	30,551	—
Mortgage-backed securities (GSEs)	209,503	—	209,503	—
Total securities available-for-sale	483,893	—	483,893	—

Derivative financial instruments and interest rate swap agreements	11,834	—	11,834	—
Total assets at fair value	$495,727	$—	$495,727	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,110	$—	$13,110	$—

During the nine months ending September 30, 2023 and twelve months ended December 31, 2022, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023:
Collateral dependent loans	$4,315	$—	$—	$4,315
Other real estate owned	271	—	—	271

December 31, 2022:
Collateral dependent loans	$1,536	$—	$—	$1,536
Other real estate owned	915	—	—	915

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
September 30, 2023:
Collateral dependent loans	$4,315	Appraisal	Appraisal discounts	39%
Other real estate owned	271	Appraisal	Appraisal discounts	26%

December 31, 2022:
Collateral dependent loans	$1,536	Appraisal	Appraisal discounts	25%
Other real estate owned	915	Appraisal	Appraisal discounts	29%

Collateral dependent loans: A collateral dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on collateral dependent loans was $2.8 million and $506 thousand as of September 30, 2023, and December 31, 2022, respectively.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
September 30, 2023:
Assets:
Cash and cash equivalents	$400,258	$400,258	$—	$—	$400,258
Securities available-for-sale	385,131	—	385,131	—	385,131
Securities held-to-maturity	282,313	—	256,325	—	256,325
Other investments	13,805	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,348,046	—	—	3,210,772	3,210,772
Derivative financial instruments and interest rate swap agreements	16,191	—	16,191	—	16,191

Liabilities:
Noninterest-bearing demand deposits	923,763	—	923,763	—	923,763
Interest-bearing demand deposits	993,717	—	993,717	—	993,717
Money market and savings deposits	1,766,409	—	1,766,409	—	1,766,409
Time deposits	562,620	—	558,744	—	558,744
Borrowings	14,117	—	14,117	—	14,117
Subordinated debt	42,078	—	—	39,650	39,650
Derivative financial instruments and interest rate swap agreements	17,647	—	17,647	—	17,647

December 31, 2022:
Assets:
Cash and cash equivalents	$266,424	$266,424	$—	$—	$266,424
Securities available-for-sale	483,893	—	483,893	—	483,893
Securities held-to-maturity	285,949	—	260,613		260,613
Other investments	15,530	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,232,045	—	—	3,143,921	3,143,921
Derivative financial instruments and interest rate swap agreements	11,834	—	11,834	—	11,834

Liabilities:
Noninterest-bearing demand deposits	1,072,449	—	1,072,449	—	1,072,449
Interest-bearing demand deposits	965,911	—	965,911	—	965,911
Money market and savings deposits	1,583,481	—	1,583,481	—	1,583,481
Time deposits	455,259	—	451,899	—	451,899
Borrowings	41,860	—	41,860	—	41,860
Subordinated debt	42,015	—	—	40,439	40,439
Derivative financial instruments and interest rate swap agreements	13,110	—	13,110	—	13,110

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

During the fourth quarter of 2022 the Company dissolved this hedging relationship.  The effects of the Company’s fair value hedge relationships reported in interest income in 2022 on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Interest income on tax-exempt securities	$403	$1,183
Effects of fair value hedge relationships	(83)	(527)
Reported interest income on tax-exempt securities	$320	$656

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Gain (loss) on fair value hedging relationship	2022	2022
Interest rate swap agreements - securities:
Hedged items	$1,808	$5,319
Derivative designated as hedging instruments	(1,808)	(5,319)
Carry amount of hedged assets - securities available-for-sale	36,165	36,165

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivatives Designated as Cash Flow Hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk. At inception, a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss). Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At September 30, 2023, the Company estimates that in the next 12 months an additional $797 thousand will be reclassified as a decrease in interest income and $969 thousand will be reclassified as a decrease in interest expense.

At September 30, 2023 and December 31, 2022, cash flow hedges are as follows (in thousands):

		September 30, 2023		December 31, 2022
	Balance Sheet	Notional	Estimated	Notional	Estimated
	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedges:
Assets	Other assets	$150,000	$698	$-	$-
Liabilities	Other liabilities	100,000	(2,165)	100,000	(1,304)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Three months ended September 30, 2023
Interest rate swaps - Assets	$(432)	Interest income	$(173)
Interest rate swaps - Liabilities	585	Interest expense	(157)

Three months ended September 30, 2022
Interest rate swaps - Assets	$(1,775)	—	$—
Interest rate swaps - Liabilities	—	—	—

Nine months ended September 30, 2023
Interest rate swaps - Assets	$(2,165)	Interest income	$(275)
Interest rate swaps - Liabilities	698	Interest expense	(165)

Nine months ended September 30, 2022
Interest rate swaps - Assets	$(1,775)	—	$—
Interest rate swaps - Liabilities	—	—	—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total interest income	$55,448	$—	$160,823	$—
Effects of cash flow hedge relationships	(173)	—	(275)	—
Reported total interest income	$55,275	$—	$160,548	$—

Total interest expense	$24,426	$—	$62,150	$—
Effects of cash flow hedge relationships	(157)	—	(165)	—
Reported total interest expense	$24,269	$—	$61,985	$—

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

At September 30, 2023 and December 31, 2022, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	September 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$243,239	$15,482	$216,656	$11,834
Liabilities	243,239	(15,482)	216,656	(11,834)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest rate swap agreements	$326	$53	$823	$1,449

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At September 30, 2023, collateral totaling $910 thousand and $1.4 million at December 31, 2022, was pledged to the derivative counterparties to comply with collateral requirements.

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		September 30,	December 31,
	Classification	2023	2022
Assets:
Operating lease right-of-use assets	Other assets	$10,097	$9,314
Liabilities:
Operating lease liabilities	Other liabilities	$10,345	$9,457

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

As of September 30, 2023, the weighted average remaining lease term was 9.18 years and the weighted average discount rate was 2.86%.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease costs:
Operating lease costs	$438	$403	$1,247	$1,220
Variable lease costs	30	26	87	76
Total	$468	$429	$1,334	$1,296
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$393	$385	$1,142	$1,163

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2023, were as follows (in thousands):

Amounts
Remainder of 2023	$276
2024	1,455
2025	1,359
2026	1,291
2027	1,107
Thereafter	6,476
Total future minimum lease payments	11,964
Amounts representing interest	(1,619)
Present value of net future minimum lease payments	$10,345

Note 13. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At September 30, 2023, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the “well capitalized” regulatory classification.

In December 2018, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”) (collectively, the “agencies”) issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provided an option to phase in over a three-year period on a straight line basis the day-one impact of the adoption on earnings and tier one capital. The Company adopted ASU 2016-13 on January 1, 2023, and has chosen the three year phase in option.

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

During the nine months ended September 30, 2023, the Bank paid $10 million in dividends to the Company, and since the first quarter of 2023, the Company has paid a quarterly common stock dividend of $0.08 per share.    The amount and

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at September 30, 2023, and December 31, 2022 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$449,546	11.90%	$302,100	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	380,272	10.07%	226,575	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	380,272	10.07%	169,931	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	380,272	8.13%	187,074	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$447,326	11.87%	$301,538	8.00%	$376,922	10.00%
Tier 1 Capital (to Risk Weighted Assets)	420,130	11.15%	226,153	6.00%	301,538	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	420,130	11.15%	169,615	4.50%	244,999	6.50%
Tier 1 Capital (to Average Assets)[2]	420,130	9.00%	186,792	4.00%	233,490	5.00%

December 31, 2022
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$425,957	11.40%	$298,966	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	224,224	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	168,168	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	360,608	7.95%	181,387	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$426,947	11.44%	$298,476	8.00%	$373,094	10.00%
Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	223,857	6.00%	298,476	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	167,892	4.50%	242,511	6.50%
Tier 1 Capital (to Average Assets)	403,613	8.90%	181,383	4.00%	226,729	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), presented net of tax, were as follows (in thousands):

	Three Months Ended September 30, 2023
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, June 30, 2023	$(33,132)	$(684)	$—	$(1,201)	$(35,017)

Other comprehensive income (loss)	(4,325)	—	—	115	(4,210)
Reclassification of amounts included in net income	5,044	27	—	—	5,071
Net other comprehensive income (loss) during period	719	27	—	115	861

Ending balance, September 30, 2023	$(32,413)	$(657)	$—	$(1,086)	$(34,156)

	Three Months Ended September 30, 2022
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, June 30, 2022	$(23,526)	$(804)	$(318)	$—	$(24,648)

Other comprehensive income (loss)	(14,942)	—	69	(1,317)	(16,190)
Reclassification of amounts included in net income	—	31	—	—	31
Net other comprehensive income (loss) during period	(14,942)	31	69	(1,317)	(16,159)

Ending balance, September 30, 2022	$(38,468)	$(773)	$(249)	$(1,317)	$(40,807)

	Nine Months Ended September 30, 2023
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2022	$(33,616)	$(742)	$—	$(966)	$(35,324)

Other comprehensive income (loss)	(3,841)	—	—	(120)	(3,961)
Reclassification of amounts included in net income	5,044	85	—	—	5,129
Net other comprehensive income (loss) during period	1,203	85	—	(120)	1,168

Ending balance, September 30, 2023	$(32,413)	$(657)	$—	$(1,086)	$(34,156)

	Nine Months Ended September 30, 2022
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2021	$25	$665	$753	$—	$1,443

Other comprehensive income (loss)	(38,493)	(1,490)	(1,002)	(1,317)	(42,302)
Reclassification of amounts included in net income	—	52	—	—	52
Net other comprehensive income (loss) during period	(38,493)	(1,438)	(1,002)	(1,317)	(42,250)

Ending balance, September 30, 2022	$(38,468)	$(773)	$(249)	$(1,317)	$(40,807)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the "Company," “SmartFinancial,” “we,” “our” or “us”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama, and Florida. The Bank’s primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Tennessee), including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business;

●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market, including as a result of increased remote working;
●	results of examinations by our primary regulators, the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, as well as legislative, tax and regulatory changes that impact the money supply and inflation;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	uncertainty related to the transition away from LIBOR;
●	changes in accounting principles, policies, or guidelines, including the impact of ASU 2016-13 Current Expected Credit Loss (“CECL”);
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the third quarter and first nine months of 2023:

●	Net income totaled $2.1 million, or $0.12 per diluted common share, during the third quarter of 2023 compared to $11.5 million, or $0.68 per diluted common share, for the same period in 2022.
●	Net income totaled $22.4 million, or $1.33 per diluted common share, during the first nine months of 2023 compared to $30.0 million, or $1.78 per diluted common share, for the same period in 2022.
●	During the third quarter of 2023 the Company sold $159.6 million in available-for-sale securities, as part of a balance sheet optimization transaction that resulted in a $5.0 million loss, net of tax.
●	Annualized return on average assets for the three months ended September 30, 2023, and 2022 was 0.17% and 0.95%, respectively.
●	Annualized return on average assets for the nine months ended September 30, 2023, and 2022 was 0.63% and 0.85%, respectively.
●	Net organic loan and lease increased year-to-date for 2023, with net loans and leases increasing $115.0 million from December 31, 2022.
●	On January 1, 2023, the Company adopted ASU 2016-13, which resulted in a $8.7 million, or 37.1%, increase in the ACL at the adoption date, with initial adoption entry being recorded through retained earnings, net of tax.

Selected Financial Information

The following is a summary of certain financial information for the three- and nine-month periods ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
Income Statement:
Interest income	$55,275	$42,297	$12,978	$160,548	$111,521	$49,027
Interest expense	24,269	5,589	18,680	61,985	11,632	50,353
Net interest income	31,006	36,708	(5,702)	98,563	99,889	(1,326)
Provision for credit losses	795	974	(179)	1,458	3,230	(1,772)
Net interest income after provision for credit losses	30,211	35,734	(5,523)	97,105	96,659	446
Noninterest income	691	6,250	(5,559)	14,746	20,590	(5,844)
Noninterest expense	28,516	27,230	1,286	83,455	78,874	4,581
Income before income taxes	2,386	14,754	(12,368)	28,396	38,375	(9,979)
Income tax expense	319	3,211	(2,892)	5,993	8,357	(2,364)
Net income	$2,067	$11,543	$(9,476)	$22,403	$30,018	$(7,615)

Per Share Data:
Basic income per common share	$0.12	$0.69	$(0.57)	$1.33	$1.79	$(0.47)
Diluted income per common share	$0.12	$0.68	$(0.57)	$1.33	$1.78	$(0.47)

Performance Ratios:
Return on average assets	0.17%	0.95%	(0.78)%	0.63%	0.85%	(0.21)%
Return on average shareholders' equity	1.84%	10.77%	(8.93)%	6.80%	9.46%	(2.65)%

	September 30,	December 31,
	2023	2022	Change
Balance Sheet:
Loans and leases, net	$3,345,312	$3,230,293	$115,019
Deposits	4,246,509	4,077,100	169,409

Analysis of Results of Operations

Third quarter of 2023 compared to 2022

Net income was $2.1 million, or $0.12 per diluted common share, for the third quarter of 2023, compared to $11.5 million, or $0.68 per diluted common share, for the third quarter of 2022.  For the three months ended September 30, 2023, when compared to the comparable period in 2022, the decrease in net income of $9.5 million was primarily driven by a decline of $5.5 million in net interest income and provision in credit losses, $5.6 million in noninterest income, and an increase of $1.3 million in noninterest expense, offset by a reduction $2.9 million in income tax expense.  The decline in noninterest income was associated with a $6.8 million pre-tax loss on the sale of available-for-sale securities, as a result from the balance sheet optimization transaction described in the Securities Portfolio section.  The tax equivalent net interest margin was 2.81% for the third quarter of 2023, compared to 3.29% for the third quarter of 2022. Noninterest income to average assets was 0.06% for the third quarter of 2023, decreasing from 0.52% for the third quarter of 2022. Noninterest expense to average assets increased to 2.37% in the third quarter of 2023, from 2.25% in the third quarter of 2022.

First nine months of 2023 compared to 2022

Net income totaled $22.4 million, or $1.33 per diluted common share, for the nine months ended 2023, compared to $30.0 million, or $1.78 per diluted common share, for the nine months ended 2022.  The decrease of $7.6 million in net income for this period was primarily from the decrease of $5.8 million in noninterest income and an increase in of $4.6 million in noninterest expense, offset by a reduction of $2.4 million in income tax expense. The tax equivalent net interest margin was 3.01% for the first nine months of 2023, compared to 3.10% for the first nine months of 2022. Noninterest income to average assets was 0.41% for the first nine months of 2023, decreasing from 0.59% for the first nine months of 2022. Noninterest expense to average assets increased to 2.35% in the first nine months of 2023, from 2.24% in the first nine months of 2022.

Net Interest Income and Yield Analysis

Third quarter of 2023 compared to 2022

Net interest income, taxable equivalent, decreased to $31.1 million for the third quarter of 2023, down from $36.9 million for the third quarter of 2022. Net interest income was positively impacted by the increase in balances of loans and leases and the increase in yield/rate on these interest-earning assets, offset by the increase in the cost of interest-bearing liabilities.  Average interest-earning assets decreased from $4.45 billion for the third quarter of 2022, to $4.40 billion for the third quarter of 2023, primarily from the decrease in our average cash balances, which was offset the Company’s continued organic loan and lease growth. Over this period, average loan and lease balances increased by $323.6 million, average interest-bearing deposits increased by $173.1 million and average borrowings increased by $3.1 million.  Average federal funds sold and other interest earning assets decreased by $358.3 million, average securities decreased $13.9 million and noninterest-bearing deposits decreased by $241.6 million. The tax equivalent net interest margin decreased to 2.81% for the third quarter of 2023, compared to 3.29% for the third quarter of 2022. The yield on earning assets increased from 3.79% for the third quarter of 2022, to 4.99% for the third quarter of 2023, primarily due the deployment of excess cash and cash equivalents into loans and leases and the increase in rates by the Federal Reserve. The cost of average interest-bearing deposits increased from 0.62% for the third quarter of 2022, to 2.84% for the third quarter of 2023, primarily due to the increase in rates by the Federal Reserve and increased pricing competition.

The following table summarizes the major components of net interest income and the related yields and costs for the period presented (dollars in thousands):

	Three Months Ended September 30,
	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$3,360,678	$47,539	5.61%	$3,037,092	$35,127	4.59%
Taxable securities	743,054	4,335	2.31%	720,114	3,135	1.73%
Tax-exempt securities[2]	64,707	451	2.77%	101,559	732	2.86%
Federal funds sold and other earning assets	229,487	3,045	5.26%	587,755	3,474	2.34%
Total interest-earning assets	4,397,926	55,370	4.99%	4,446,520	42,468	3.79%
Noninterest-earning assets	379,456			362,869
Total assets	$4,777,382			$4,809,389

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$969,122	5,463	2.24%	$966,437	1,956	0.80%
Money market and savings deposits	1,753,671	13,744	3.11%	1,632,510	2,298	0.56%
Time deposits	551,191	4,226	3.04%	501,919	612	0.48%
Total interest-bearing deposits	3,273,984	23,433	2.84%	3,100,866	4,866	0.62%
Borrowings	16,228	210	5.13%	13,141	97	2.93%
Subordinated debt	42,065	626	5.90%	41,980	626	5.91%
Total interest-bearing liabilities	3,332,277	24,269	2.89%	3,155,987	5,589	0.70%
Noninterest-bearing deposits	951,179			1,192,813
Other liabilities	48,494			35,224
Total liabilities	4,331,950			4,384,024
Shareholders' equity	445,432			425,365
Total liabilities and shareholders’ equity	$4,777,382			$4,809,389
Net interest income, taxable equivalent		$31,101			$36,879
Interest rate spread			2.11%			3.09%
Tax equivalent net interest margin			2.81%			3.29%

Percentage of average interest-earning assets to average interest-bearing liabilities			131.98%			140.89%
Percentage of average equity to average assets			9.32%			8.84%

1Loans and leases include Paycheck Protection Program (“ PPP”) loans with an average balance of $2.7 million and $22.0 million for the three months ended September 30, 2023, and 2022, respectively.  Loan and lease fees included in loan and lease income was $809 thousand and $600 thousand for the three months ended September 30, 2023, and 2022, respectively. Loan and lease fee income for the three months ended September 30, 2023, and 2022, includes $10 thousand and $166 thousand accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $95 thousand for the three months ended September 30, and $171 thousand for the three months ended September 30, 2022.

First nine months of 2023 compared to 2022

Net interest income, taxable equivalent, decreased to $98.9 million for the first nine months of 2023, down from $100.4 million for the first nine months of 2022. Net interest income was positively impacted, compared to the prior year, primarily by the increase in balances of loans and leases, securities, and the increase in yield on these interest-earning assets, offset by the increase in the cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.33 billion for the first nine months of 2022, to $4.39 billion for the first nine months of 2023, primarily because of deployment of cash into loans and leases, and securities. Over this period, average loan and lease balances increased by $429.2 million, average securities increased $24.1million and average interest-bearing deposits increased by $177.2 million.  Average federal funds sold and other interest earning assets decreased by $396.3 million, average borrowings decreased $18.6 million and noninterest-bearing deposits decreased by $139.3 million.  The tax equivalent net interest margin decreased to 3.01% for the first nine months of 2023, compared to 3.10% for the first nine months of 2022. The yield on earning assets increased from 3.46% for the first nine months of 2022, to 4.90% for the first nine months of 2023, primarily due the deployment of excess cash and cash equivalents into loans and leases and the increase in rates by the Federal Reserve. The cost of average interest-bearing deposits increased from 0.41% for the first nine months of 2022 to 2.45% for the first nine months of 2023, primarily due to the increase in rates by the Federal Reserve and increased pricing competition.

The following table summarizes the major components of net interest income and the related yields and costs for the period presented (dollars in thousands):

	Nine Months Ended September 30,
	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Assets:
Loans and leases, including fees[1]	$3,309,616	$137,712	5.56%	$2,880,444	$96,300	4.47%
Taxable Securities	745,694	12,322	2.21%	683,926	8,463	1.65%
Tax-exempt securities[2]	65,170	1,349	2.77%	102,872	1,873	2.43%
Federal funds and other earning assets	267,124	9,448	4.73%	663,400	5,389	1.09%
Total interest-earning assets	4,387,604	160,831	4.90%	4,330,642	112,025	3.46%
Noninterest-earning assets	365,123			373,081
Total assets	$4,752,727			$4,703,723

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$954,585	14,583	2.04%	$952,523	3,137	0.44%
Money market and savings deposits	1,770,232	35,912	2.71%	1,572,287	4,282	0.36%
Time deposits	508,600	8,838	2.32%	531,419	1,965	0.49%
Total interest-bearing deposits	3,233,417	59,333	2.45%	3,056,229	9,384	0.41%
Borrowings	19,309	775	5.37%	37,933	371	1.31%
Subordinated debt	42,044	1,877	5.97%	41,959	1,877	5.98%
Total interest-bearing liabilities	3,294,770	61,985	2.52%	3,136,121	11,632	0.50%
Noninterest-bearing deposits	972,507			1,111,854
Other liabilities	44,703			31,412
Total liabilities	4,311,980			4,279,387
Shareholders' equity	440,747			424,336
Total liabilities and shareholders’ equity	$4,752,727			$4,703,723
Net interest income, taxable equivalent		$98,846			$100,393
Interest rate spread			2.39%			2.96%
Tax equivalent net interest margin			3.01%			3.10%

Percentage of average interest-earning assets to average interest-bearing liabilities			133.17%			138.09%
Percentage of average equity to average assets			9.27%			9.02%

1Loans and leases include PPP loans with an average balance of $2.9 million and $36.6 million for the nine months ended September 30, 2023 and 2022, respectively.  Loan and lease fees included in loan and lease income was $4.7 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively. Loan lease fee income for the nine months ended September 30, 2023, and 2022, includes $28 thousand and $1.9 million accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $283 thousand for the nine months ended September 30, 2023, and $504 thousand for the nine months ended September 30, 2022.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
Service charges on deposit accounts	$1,736	$1,611	$125	$4,838	$4,376	$462
Loss on sale of securities	(6,801)	—	(6,801)	(6,801)	—	(6,801)
Mortgage banking	309	170	139	813	1,475	(662)
Investment services	1,461	1,051	410	3,766	3,186	580
Insurance commissions	1,153	864	289	3,551	2,363	1,188
Interchange and debit card transaction fees, net	1,357	1,356	1	4,087	4,107	(20)
Other	1,476	1,198	278	4,492	5,083	(591)
Total noninterest income	$691	$6,250	$(5,559)	$14,746	$20,590	$(5,844)

Third quarter of 2023 compared to 2022

Noninterest income decreased by $5.6 million during the third quarter of 2023 compared to the same period in 2022. This quarterly change in total noninterest income primarily resulted from the following:

●	Loss on sale of securities was associated with a pre-tax loss on the sale of $159.6 million of available-for-sale securities and moving into higher yielding assets;
●	Increase in investment services, related to organic growth and the new Dothan, Alabama advisory team hired during the second quarter of 2023;
●	Increase in insurance commissions, driven by the addition of Sunbelt Group, LLC (“Sunbelt”) during the third quarter of 2022 and organic growth; and
●	Increase in other, primarily related to increased fees from capital markets activity.

First nine months of 2023 compared to 2022

Noninterest income decreased by $5.8 million during the first nine months of 2023 compared to the same period in 2022. This change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to increased account activity;
●	Loss on sale of securities was associated with a pre-tax loss on the sale of $159.6 million of available-for-sale securities and moving into higher yielding assets;
●	Decrease in mortgage banking, related to lower volume of secondary market activity;
●	Increase in investment services, primarily related to organic growth;
●	Increase in insurance commissions, driven by the addition of Sunbelt during the third quarter of 2022 and organic growth; and
●	Decrease in other, primarily related to decreased fees from capital markets activity.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
Salaries and employee benefits	$16,785	$16,317	$468	$49,474	$47,036	$2,438
Occupancy and equipment	3,547	3,167	380	10,073	9,020	1,053
FDIC insurance	825	705	120	2,241	2,022	219
Other real estate and loan related expense	603	565	38	1,616	1,930	(314)
Advertising and marketing	346	288	58	1,006	985	21
Data processing and technology	2,378	1,872	506	6,777	5,185	1,592
Professional services	735	822	(87)	2,307	2,809	(502)
Amortization of intangibles	647	650	(3)	1,981	1,919	62
Merger related and restructuring expenses	110	87	23	110	607	(497)
Other	2,540	2,757	(217)	7,870	7,361	509
Total noninterest expense	$28,516	$27,230	$1,286	$83,455	$78,874	$4,581

Third quarter of 2023 compared to 2022

Noninterest expense increased by $1.3 million in the third quarter of 2023 as compared to the same period in 2022. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to overall franchise growth, and to a lesser extent, the Sunbelt acquisition completed in September 2022;
●	Increase in occupancy and equipment, related to overall franchise growth; and
●	Increase in data processing and technology, as a result of enhancements to our core systems.

First nine months of 2023 compared to 2022

Noninterest expense increased by $4.6 million in the first nine months of 2023 as compared to the same period in 2022. The change in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to overall franchise growth;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations; and
●	Increase in data processing and technology, primarily from continued infrastructure build.

Taxes

Third quarter of 2023 compared to 2022

In the third quarter of 2023 income tax expense totaled $319 thousand compared to $3.2 million in the third quarter of 2022. The effective tax rate was approximately 13.4% in the third quarter of 2023 compared to 21.8% in the third quarter of 2022. The primary reason for the 8.4% decline in the effective tax rate was due to lower earnings, largely from the $6.8 million pre-tax loss on sale of available-for-sale securities during the current quarter.

First nine months of 2023 compared to 2022

In the first nine months of 2023 income tax expense totaled $6.0 million compared to $8.4 million in the first nine months of 2022.  The effective tax rate was approximately 21.1% for first nine months of 2023 compared to 21.8% for the nine months of 2022.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding of approximately $3.35 billion at September 30, 2023, compared to $3.23 billion at December 31, 2022. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	September 30,	Gross	December 31,	Gross
	2023	Total	2022	Total
Commercial real estate	$1,667,176	49.3%	$1,627,761	50.0%
Consumer real estate	638,518	18.9%	587,977	18.1%
Construction and land development	373,068	11.0%	402,501	12.4%
Commercial and industrial	617,115	18.3%	551,867	17.0%
Leases	68,538	2.0%	67,427	2.1%
Consumer and other	14,584	0.4%	16,094	0.5%
Total loans and leases	3,378,999	100.0%	3,253,627	100.0%
Less: Allowance for credit losses	(33,687)		(23,334)
Loans and leases, net	$3,345,312		$3,230,293

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at September 30, 2023, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$70,903	$924,631	$663,524	$8,118	$1,667,176	$991,329	$604,944
Consumer real estate-mortgage	33,588	215,674	199,146	190,110	638,518	280,763	324,167
Construction and land development	108,970	161,354	74,130	28,614	373,068	141,211	122,887
Commercial and industrial	151,422	367,104	92,291	6,298	617,115	370,626	95,067
Leases	2,481	65,901	156	—	68,538	66,057	—
Consumer and other	7,574	6,528	428	54	14,584	6,270	740
Total loans and leases	$374,938	$1,741,192	$1,029,675	$233,194	$3,378,999	$1,856,256	$1,147,805

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases as a percentage of total gross loans and leases, net of deferred fees, was 0.12% as of September 30, 2023, and 0.09% December 31, 2022, respectively. Total nonperforming assets as a percentage of total assets was 0.12% as of September 30, 2023, and 0.10% as of December 31, 2022, respectively.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days and 90 days or more past due for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
September 30, 2023
Commercial real estate	$1,667,176	$862	0.05%	$-	-%	$862	0.05%
Consumer real estate	638,518	1,107	0.17	34	0.01	1,141	0.18
Construction and land development	373,068	518	0.14	-	-	518	0.14
Commercial and industrial	617,115	2,329	0.38	98	0.02	2,427	0.39
Leases	68,538	118	0.17	-	-	118	0.17
Consumer and other	14,584	95	0.65	97	0.67	192	1.32
Total	$3,378,999	$5,029	0.15	$229	-	$5,258	0.16

December 31, 2022
Commercial real estate	$1,627,761	$54	-%	$-	-%	$54	-%
Consumer real estate	587,977	594	0.10	-	-	594	0.10
Construction and land development	402,501	-	-	-	-	-	-
Commercial and industrial	551,867	203	0.04	-	-	203	0.04
Leases	67,427	1,108	1.64	143	0.21	1,251	1.86
Consumer and other	16,094	107	0.66	-	-	107	0.66
Total	$3,253,627	$2,066	0.06	$143	-	$2,209	0.07

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	September 30, 2023			December 31, 2022
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate	$1,667,176	$741	0.04%	$1,627,761	$-	-%
Consumer real estate	638,518	2,064	0.32	587,977	1,665	0.28
Construction and land development	373,068	620	0.17	402,501	920	0.23
Commercial and industrial	617,115	314	0.05	551,867	180	0.03
Leases	68,538	195	0.28	67,427	28	0.04
Consumer and other	14,584	-	-	16,094	15	0.09
Total	$3,378,999	$3,934	0.12	$3,253,627	$2,808	0.09

Allowance for credit losses to nonaccrual loans		856.30%			830.98%

Allocation of the Allowance for Credit Losses

We maintain the allowance at a level that we deem appropriate to adequately cover change in the loan and lease portfolio. Our provision for credit losses for loans and leases for the nine months ended September 30, 2023, is $2.3 million compared to $3.2 million in the same period of 2022, a decrease of $976 thousand.  As of September 30, 2023, and December 31, 2022, our allowance for credit losses was $33.7 million and $23.3 million, respectively, which we deemed to be adequate at each of the respective dates. The increase was primarily the result of the implementation ASU 2016-13, which resulted in an increase of $8.7 million to the allowance for credit losses. See Note 1. Recently Issued and Adopted Accounting Pronouncements in the Notes to our Consolidated Financial Statements in this Form 10-Q for further information related to this change.  Our allowance for credit loss as a percentage of total loans and leases was 1.00% at September 30, 2023 and 0.72% at December 31, 2022, respectively.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
September 30, 2023
Commercial real estate	$15,007	49.3%	$1,667,176	0.90%
Consumer real estate	7,156	18.9	638,518	1.12
Construction and land development	5,077	11.0	373,068	1.36
Commercial and industrial	5,680	18.3	617,115	0.92
Leases	644	2.0	68,538	0.94
Consumer and other	123	0.4	14,584	0.84
Total	$33,687	100.0%	$3,378,999	1.00

December 31, 2022
Commercial real estate	$10,821	50.0%	$1,627,761	0.66%
Consumer real estate	4,028	18.1	587,977	0.69
Construction and land development	3,059	12.4	402,501	0.76
Commercial and industrial	3,997	17.0	551,867	0.72
Leases	1,293	2.1	67,427	1.92
Consumer and other	136	0.5	16,094	0.85
Total	$23,334	100.0%	$3,253,627	0.72

The allocation by category is determined based on the loans and leases individually assigned call code and risk rating. Specific valuation allowances was $2.8 million at September 30, 2023, and $385 thousand at December 31, 2022.

Analysis of the Allowance for Credit Losses

The following is a summary of changes in the allowance for credit losses for the periods presented including the ratio of the allowance for credit losses to total loans and leases as of the end of each period (dollars in thousands):

								Ratio of Net (charge-offs)
		Provision for		Net (charge-offs)		Average		Recoveries to
		Credit Losses		Recoveries		Loans		Average Loans
Three Months Ended September 30, 2023
Commercial real estate		$691		$2		$1,655,592		-%
Consumer real estate		413		(5)		632,102		-
Construction and land development		(369)		-		384,166		-
Commercial and industrial		307		(131)		606,183		(0.02)
Leases		201		(143)		67,515		(0.21)
Consumer and other		41		(67)		15,120		(0.44)
Total		$1,284		$(344)		$3,360,678		(0.01)

Three Months Ended September 30, 2022
Commercial real estate		$(21)		-		$1,531,028		-%
Consumer real estate		166		7		546,286		0.00
Construction and land development		272		-		383,488		-
Commercial and industrial		208		(32)		497,378		(0.01)
Leases		198		29		63,831		0.05
Consumer and other		151		(147)		15,081		(0.97)
Total		$974		$(143)		$3,037,092		-

Nine Months Ended September 30, 2023
Commercial real estate		$650		$5		$1,636,661		-%
Consumer real estate		1,006		4		618,883		-
Construction and land development		(177)		25		382,005		0.01
Commercial and industrial		439		(234)		590,088		(0.04)
Leases		217		(211)		67,076		(0.31)
Consumer and other		119		(145)		14,903		(0.97)
Total		$2,254		$(556)		$3,309,616		(0.02)

Nine Months Ended September 30, 2022
Commercial real estate		$794		4		$1,471,905		-%
Consumer real estate		26		528		504,007		0.10
Construction and land development		1,294		-		350,872		-
Commercial and industrial		132		(78)		479,392		(0.02)
Leases		620		84		60,836		0.14
Consumer and other		364		(351)		13,432		(2.61)
Total		$3,230		$187		$2,880,444		0.01

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio decreased from $769.8 million at December 31, 2022, to $667.4 million at September 30, 2023, primarily as a result of the sale of $159.6 million in available-for-sale securities, which were predominantly US Treasury securities, yielding 1.37% for a pre-tax loss of $6.8 million.  This sale was part of a balance sheet optimization transaction where the proceeds were redeployed into higher yielding assets.  The Company estimates that the loss will be recovered through incremental earnings by no later than 12 months.  Our securities to asset ratio has decreased from 16.7% at December 31, 2022, to 13.9% at September 30, 2023.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at September 30, 2023 (dollars in thousands).

The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$51,670	1.26%	$32,880	1.28%	$—	-%	$84,550	1.27%
U.S. Government agencies	11,280	5.39	225	6.46	48,178	6.66	—	-	59,683	6.42
State and political subdivisions	130	5.56	3,185	2.72	5,591	3.06	9,755	3.80	18,661	3.41
Other debt securities	—	-	993	3.65	33,291	4.84	500	4.50	34,784	4.80
Mortgage-backed securities	40	1.73	6,949	1.57	83,056	2.63	141,108	2.75	231,153	2.67
Total securities	$11,450	5.38	$63,022	1.42	$202,996	3.74	$151,363	2.82	$428,831	3.12

Held-to-maturity:
U.S. Treasury	$150,126	1.47%	$—	-%	$—	-%	$—	-%	$150,126	1.47%
U.S. Government agencies	—	-	—	-	43,269	1.84	6,373	2.01	49,642	1.86
State and political subdivisions	—	-	—	-	4,247	2.20	48,700	2.13	52,947	2.14
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,847	2.14	24,751	2.11	29,598	2.11
Total securities	$150,126	1.47	$—	-	$52,363	1.90	$79,824	2.11	$282,313	1.73
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2023, brokered deposits represented approximately 0.75% of total deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three- and nine-month periods ending September 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$951,179	22.5%	—%	$1,192,813	27.8%	—%
Interest-bearing demand	969,122	22.9%	2.24%	966,437	22.5%	0.80%
Money market and savings	1,753,671	41.5%	3.11%	1,632,510	38.0%	0.56%
Time deposits	551,191	13.0%	3.04%	501,919	11.7%	0.48%
Total average deposits	$4,225,163	100.0%	2.20%	$4,293,679	100.0%	0.45%

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$972,507	23.1%	—%	$1,111,854	26.7%	—%
Interest-bearing demand	954,585	22.7%	2.04%	952,523	22.9%	0.44%
Money market and savings	1,770,232	42.1%	2.71%	1,572,287	37.7%	0.36%
Time deposits	508,600	12.1%	2.32%	531,419	12.7%	0.49%
Total average deposits	$4,205,924	100.0%	1.89%	$4,168,083	100.0%	0.30%

The Company believes its deposit product offerings are properly structured to attract and retain core deposit relationships. The average cost of interest-bearing deposits for the three months ended September 30, 2023, and 2022, was 2.84% and 0.62%, respectively. The increase cost was primarily attributable to the increases in rates and increased pricing competition.  The average cost of interest-bearing deposits for the nine months ended September 30, 2023, and 2022, was 2.45% and 0.41%, respectively. The increase cost was primarily attributable to the increases in rates and increased pricing competition.

Total deposits as of September 30, 2023, were $4.25 billion, which was an increase of $169.4 million from December 31, 2022. This increase was primarily from organic deposit growth. As of September 30, 2023, the Company had outstanding time deposits under $250,000 with balances of $334.4 million and time deposits over $250,000 with balances of $228.2 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

September 30,
2023
Three months or less	$45,247
Three to six months	96,790
Six to twelve months	54,978
More than twelve months	31,147
Total	$228,162

The Company's estimated uninsured deposits totaled $1.7 billion at September 30, 2023, compared to $1.6 billion at December 31, 2022, representing 40.9% and 40.4% of total deposits at September 30, 2023, and December 31, 2022, respectively.  These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $14.1 million at September 30, 2023, and consisted of short-term borrowings of $8.0 million, and $6.1 million of securities sold under repurchase agreements. Long-term debt totaled $42.1 million at September 30, 2023, and $42.0 million at December 31, 2022, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements - Note 7 – Borrowings, Line of Credit and Subordinated Debt."

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At September 30, 2023 and December 31, 2022, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 13 - Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At September 30, 2023, we had $746.9 million of pre-approved but unused lines of credit and $15.6 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements - Note 9 – Commitments and Contingent Liabilities.”

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”) oversees market risk management and establishes risk measures, limits on policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive overview of the Company’s magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.  We utilize an independent third party earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12-24 months. The model measures the impact on net interest income relative to a flat-rate case scenario of hypothetical fluctuations in interest rates over the next 12-24 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. In addition, third parties will join the meetings of ALCO to provide feedback regarding future balance sheet structure, earnings and liquidity strategies.  ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

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

Estimated % Change in Net Interest Income Over 12 Months
September 30, 2023:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(2.82)%
200 basis points increase	(5.84)%
100 basis points decrease	3.22%
200 basis points decrease	5.54%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
September 30, 2023:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(1.32)%
200 basis points increase	(3.98)%
100 basis points decrease	1.56%
200 basis points decrease	1.93%

At September 30, 2023, our model results indicated that we were within our policy limits.

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

The Company has $161.6 million in securities that mature throughout the next 12 months. The Company also has unused borrowing capacity in the amount of $905.4 million available with the Federal Reserve, Federal Home Loan Bank, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2023 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I – Item 1A – Risk Factors” in our Form 10-K for the year ended December 31, 2022, and under “Part II – Item 1A – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Please be aware that these risks may change over time and other risks may prove to be important in the future.

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
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of September 30, 2023, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended September 30, 2023.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
July 1, 2023 to July 31, 2023	—	$—	—	$4,484
August 1, 2023 to August 31, 2023	—	—	—	4,484
September 1, 2023 to September 30, 2023	—	—	—	4,484
Total	—	$—	—	$4,484

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

Item 6. Exhibits

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated as of September 1, 2022, by Sunbelt Group, LLC, A. Mark Slater., and Rains Agency Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed September 6, 2022
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
10.1	Separation Agreement, dated as of September 27, 2023, by SmartFinancial, Inc., SmartBank, and Gregory L. Davis	Filed herewith.
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

SmartFinancial, Inc.

Date:	November 9, 2023	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	November 9, 2023	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)