Form 10-K
period 2023-12-31
SMARTFINANCIAL INC.
filed 2024-03-15
CIK 1038773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission File Number: 001-37661

(Exact name of registrant as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5401 Kingston Pike, Suite 600 Knoxville, Tennessee	37919
(Address of principal executive offices)	(Zip Code)

(865) 437-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $1.00 per share	SMBK	New York Stock Exchange

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

Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $337.0 million. As of March 08, 2024, there were 17,058,114 shares outstanding of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2024, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial” or the “Company”) may, from time to time, make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	general economic and business conditions in our local markets (particularly Tennessee), including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	the possibility that our asset quality would decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the impact of recent, proposed, and potential changes in governmental policy, laws, and regulations, potential, proposed, and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including inflationary pressures and potential interest rate fluctuations;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	our ability to identify and address cybersecurity risks, such as cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market, including as a result of increased remote working;

●	results of examinations by our primary regulators, the Tennessee Department of Financial Institutions (the “TDFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve as well as legislative, tax and regulatory changes that impact the money supply and inflation and the possibility that the U.S. could default on its debt obligations;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;
●	our ability to maintain expenses in line with current projections;
●	unanticipated credit deterioration in our loan portfolio or higher than expected loan losses within one or more segments of our loan portfolio;
●	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

SmartFinancial, Inc. (“SmartFinancial” or the “Company”) was incorporated on September 19, 1983, under the laws of the State of Tennessee. SmartFinancial is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.  In this Report on Form 10-K, the words “SmartFinancial,” “the Company,” “we,” “us,” and “our” refer to SmartFinancial, Inc. together with SmartBank and SmartFinancial’s other wholly-owned subsidiaries, except where the context requires otherwise.

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

SmartBank

SmartBank is a Tennessee-chartered commercial bank established in 2007 with its principal office in Pigeon Forge, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, leases, consumer loans and residential and commercial construction loans. Funds not invested in the loan and lease portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the Bank’s loans and leases and other investments include amortization and prepayment of loans and leases, sales of loans and leases or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans and leases, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses. As of March 1, 2024, SmartBank has 42 full-service bank branches in select markets in East and Middle Tennessee, Alabama and Florida.  In addition to our banking services, Fountain Equipment Finance, LLC offers loans and leases for heavy equipment, semis, and trailers to small and medium sized businesses throughout the Southeast, and maintain offices offering such services in Knoxville, Atlanta, Charlotte, Memphis, Nashville, and Birmingham, and we offer insurance products through SBK Insurance, Inc., formally Rains Insurance Agency, Inc., within our full-service branches.

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

Sunbelt

On September 1, 2022, Rains Agency Inc. (“Rains Agency”), an indirect wholly-owned subsidiary of SmartFinancial, entered into a Purchase Agreement with the sole member of Sunbelt Group, LLC (“Sunbelt”), a Tennessee limited liability company. Sunbelt, with an office in Chattanooga, Tennessee was formed in 1984, and was an independent, full-service insurance agency providing personal and commercial property and casualty insurance as well as life and health. In addition, Sunbelt had a dedicated transportation insurance department that focused their attention solely on the insurance needs of the transportation industry. The purchase of Sunbelt was consummated September 1, 2022, with an aggregate purchase price payable by Rains Agency of $6,500,000, of which $5,200,000 was paid in cash at the closing of the Acquisition, and the remainder of which, in equal cash installments, was paid on September 1, 2023, and will be payable on September 1, 2024 (the “Deferred Payments”). The Deferred Payments are subject to acceleration in certain circumstances involving a change in control of Rains Agency and are subject to set-off for any indemnification or other obligations of the sellers under the Purchase Agreement to Rains Agency under the terms of the Purchase Agreement. In connection with the acquisition, Rains Agency acquired $349 thousand of assets and assumed $364 thousand of liabilities from Sunbelt. The assets and liabilities of Sunbelt, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $4.6 million.  Rains Agency subsequently changed its name to SBK Insurance, Inc. in 2023.

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

At December 31, 2023, our net loan and lease portfolio totaled approximately $3.4 billion, representing approximately 71% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan and Lease Portfolio Composition.”

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

Credit quality and trends in the loan and lease portfolio segments are measured and monitored regularly. Detailed reports, by product, collateral, accrual status, etc., are reviewed by Director and Management Loan Committees.

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

Deposits

The Company provides a full range of deposit accounts and services to both retail and commercial customers. These deposit accounts have a variety of interest rates and terms and consist of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, regular interest-bearing savings accounts, money market accounts, individual retirement accounts and certificates of deposit. Our Bank obtains most of its deposits from individuals and businesses in its market areas.  Additionally, the bank has the ability to provide insured deposit accounts above the FDIC threshold via either an Insured Cash Sweep (“ICS”) or a Certificate of Deposit Account Registry Service (“CDARS”) program.

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

Additionally, SBK Insurance, Inc., a subsidiary of the Bank, provides insurance products, in the property and casualty area, commercial, transportation, and life and health to their respective clients.

Human Capital Resources

The Bank is committed to building a culture where associates thrive and are empowered to be leaders. Being trustworthy, loyal, and innovative are some of the characteristics exemplified by our associates. Our core values define our culture: Act with Integrity, Be Enthusiastic, Create Positivity, Demonstrate Accountability, and Embrace Change.

As of December 31, 2023, we employed 570 full-time and 15 part-time associates, primarily across our three-state footprint of Tennessee, Alabama, and Florida. None of these associates are represented by a collective bargaining agreement. During 2023, we successfully onboarded 123 new associates. Over 66% of the Company’s associates are women, and 9.1% are minorities. Among the Company’s 302-person banking officers, women make up approximately 55.3% of these associates, while minorities account for 5.6% of the banking officer members. Presently, the senior leadership team includes seven associates, two of whom are women.

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

Talent Acquisition, Development, and Retention

We foster a work environment that respects individual needs, establishes high expectations, and recognizes achievement. Associates are inspired to be involved in their communities and show great care for clients. We refer to that as creating “WOW” experiences. Our leadership team empowers associates to make decisions and find opportunities to add value. We invest in a healthy work-life balance, competitive compensation and benefit packages, and a vibrant, team-oriented environment centered on professional service and open communication among associates. We hold ourselves accountable by taking part in an annual engagement survey to ask for feedback from our associates. The survey results mold our initiatives so that we can focus on being a great place to work and do business with. In 2017, 2018, 2019, 2020, 2021, 2022 and 2023, we were nominated as a Top Workplace USA by USA Today and Top Workplace by the Tennessean and the Knoxville News Sentinel.  We received culture excellence awards on leadership, innovation, compensation and benefits, employee appreciation, employee wellbeing, purpose and values, work-life flexibility, and professional development based on the feedback from our associates.

Our board of directors recognizes the importance of succession planning for our chief executive officer and other key executives. The board of directors annually reviews our succession plans for senior leadership roles, with the goal of ensuring we will continue to have the right leadership talent in place to execute the organization’s long-term strategic plans.

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

Additionally, competition from fintechs, is increasing. In addition to fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Although digital products and services have been important competitive features of financial institutions for some time, the COVID-19 pandemic accelerated the move toward digital financial services products and we expect that trend to continue.

We encounter strong pricing competition in providing our services. Additionally, other banks offer different products or services from those that we provide. The larger national and super-regional banks may have significantly greater lending limits and may offer additional products than we are capable of providing.

We endeavor to compete successfully with our competitors, regardless of their size, through the selection of banking products and services offered, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered.

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

Governance and Financial Reporting Obligations

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and the New York Stock Exchange. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.

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

Incentive Compensation

The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and SmartBank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies have issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2023, these rules have not been implemented by the banking agencies.  We have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Other Regulatory Matters

We are subject to oversight by the SEC, the Public Company Accounting Oversight Board, New York Stock Exchange and various state securities and insurance regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

Capital Requirements

We and SmartBank are each required under federal law to maintain certain minimum capital levels based on ratios of capital to total average assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. SmartBank was well capitalized at December 31, 2023, and brokered deposits are not restricted.

To be well-capitalized, SmartBank must maintain at least the following capital ratios:

●	6.5% CET1 to risk-weighted assets;
●	8.0% Tier 1 capital to risk-weighted assets;
●	10.0% Total capital to risk-weighted assets; and
●	5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to SmartBank, the Company’s capital ratios as of December 31, 2023 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

In 2023, our and SmartBank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that we and SmartBank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2024. For more information regarding our capital, leverage and total capital ratios, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Regulatory Matters.”

In 2019, the federal banking agencies issued a final rule that, among other provisions, revised the agencies’ regulatory capital rule and included a transition option that allows institutions to phase in over a 3-year transition period the day-one effects of adopting the current expected credit losses methodology (CECL) on their regulatory capital ratios (“2019 CECL rule”).  The Company adopted ASU 2016-13 on January 1, 2023, and has chosen the three-year phase in option.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the Deposit Insurance Fund ("DIF") incurred as a result of bank failures that occurred during the first half of 2023 and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022, (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. SmartBank is not required to accrue for this assessment given our uninsured deposits, as of December 31, 2022, was under $5.0 billion. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

In October 2023, the OCC, together with the Federal Reserve and FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

Cybersecurity and Data Privacy

State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. In July 2023, the SEC adopted rules that require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. The final rule applicable to the cybersecurity disclosure to be included in the Company’s (i) Current Reports on Form 8-K became effective on December 18, 2023 and (ii) Annual Report on Form 10-K became effective for any fiscal year ending on or after December 15, 2023. On November 18, 2021, the federal banking agencies issued a joint final rule that requires a banking organization to notify their primary federal regulator within 36 hours of becoming aware that a significant “computer-security incident” has occurred. In general, a banking organization must notify its primarily federal regulator for incidents that have materially disrupted, degraded or impaired - or are reasonably likely to materially disrupt, degrade or impair - (i) the ability of such banking organization to carry out banking operations and activities or deliver banking products and services, (ii) such banking organization’s results of operations, or (iii) the financial stability of the financial sector. The final rule also requires a bank service provider to notify each of its affected customers as soon as possible when it determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours. Compliance with the final rule was required by May 1, 2022. This new rule and the earlier such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

Federal statutes and regulations, including the Gramm-Leach-Bliley Act and the Right to Financial Privacy Act of 1978, limits SmartFinancial and SmartBank’s ability to disclose non-public information about consumers, customers and employees to nonaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires disclosure of our privacy policies and practices relating to sharing non-public information and enables retail customers to opt out of the institution’s ability to share information with unaffiliated third parties under certain circumstances. The Gramm-Leach-Bliley Act also requires the SmartFinancial and SmartBank to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and, if applicable state law is more protective of customer privacy than the Gramm-Leach-Bliley Act, financial institutions, including SmartBank, will be required to comply with such state law. In addition to their obligations to safeguard customer information under GLB Act regulations, financial institutions, like SmartBank, are subject to regulations that require the institutions when they become aware of an incident of unauthorized access to sensitive customer information, to conduct a reasonable investigation to promptly determine the likelihood that the information has been or will be misused. If the institution determines that misuse of the sensitive customer information has occurred or is reasonably possible, it should notify the affected customers as soon as possible. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. This trend is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities.

Other laws and regulations impact SmartFinancial and SmartBank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies, including the Federal Reserve, have adopted guidelines for establishing information security standards and programs to protect such information. In addition, SmartBank has established a privacy policy that it believes promotes compliance with the federal requirements.

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

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent third party provider. As of December 31, 2023, SmartFinancial is considered to be in a slightly liability-sensitive position, meaning income is generally expected to decrease with an increase in short-term interest rates and, conversely, to increase with a decrease in short-term interest rates. The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent third party provider. As of December 31, 2023, SmartFinancial is considered to be in a liability-sensitive position, meaning income is generally expected to decrease with an increase in interest rates and, conversely, to increase with a decrease in interest rates. Based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if interest rates immediately increased by 200 basis points, we could expect net interest income to decrease by approximately $9.5 million over a 12-month period. If interest rates immediately decreased by 200 basis points, we could expect net interest income to increase by approximately $10.5 million over the next 12-month period.

In recent years, the Federal Reserve implemented a series of accommodative domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies and decreases to the Federal funds target rate. The Federal Reserve reduced rates five times during 2019 through 2021. However, interest rates increased significantly in 2022 and 2023 as the Federal Reserve attempted to slow economic growth and counteract rising inflation. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. The Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition, and results of operations. Although we have implemented policies, we believe will reduce the potential effects of changes in interest rates on our net interest income, this may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity or overall profitability.

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

Risks Related to Our Company

If our allowance for credit losses is not sufficient to cover actual losses, our earnings will be adversely affected.

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

We maintain allowances for credit losses with respect to our loan and lease portfolio and off-balance sheet exposures. In determining the size of the allowance, we rely on analysis of our credit risks and loss experience, reasonable and supportable forecasts of future economic conditions, current portfolio quality, industry concentrations, and other factors that may be an indication of potential credit losses. We also make various assumptions and judgments about the collectability of our loan and lease portfolio, including the diversification in our loan and lease portfolio, the effect of changes in the economy on real estate and other collateral values, the effects of current economic conditions on borrowers’ ability to pay, and the results of recent regulatory examinations.

If our analysis or assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan and lease portfolio. Further, Federal and state regulators periodically review our allowance for credit losses and may require us to increase our allowance for credit losses or recognize further loan charge offs, based on their judgements about information available to them at the time of their reviews. Material additions to the allowance for credit losses would materially decrease our net income and adversely affect our general financial condition and results of operation.

Negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

The bank failures in 2023 and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like the Company.  These developments have negatively impacted customer confidence in regional banks, which could prompt customers to maintain their deposits with larger financial institutions.   Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability.  While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability.  Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, commercial real estate composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing.  As primarily a commercial bank, the Bank has an elevated degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits, and also maintains a robust commercial real estate portfolio.  As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance, or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holdings companies and, in particular, regional banks like the Company.

Our success depends significantly on economic conditions in our market areas.

Unlike larger organizations that are more geographically diversified, our branches are currently concentrated in East and Middle Tennessee, Alabama and the Florida Panhandle. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. If the communities in which we operate do not grow or if prevailing economic conditions, locally or nationally, deteriorate, this may have a significant impact on the amount of loans that we originate, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. An economic downturn caused by inflation, recession, unemployment, government action, health emergencies, disease pandemics, natural disasters, adverse effects of the U.S. government’s failure to raise its debt ceiling (including defaulting on its debt obligations or experiencing credit downgrades), or other factors beyond our control would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have an adverse effect on our business. In addition, some portions of our target market are in areas which a substantial portion of the economy is dependent upon tourism. The tourism industry tends to be more sensitive than the economy as a whole to changes in unemployment, inflation, wage growth, and other factors which affect consumer’s financial condition and sentiment.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

We experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, internet banks, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in our service area. These competitors often have far greater resources than we do and are able to conduct more extensive and broader marketing efforts to reach both commercial and individual clients. Our competitors may be able to offer more attractive interest rates and other financial terms than we offer or have the ability to offer. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. We compete with these other financial institutions both in attracting deposits and in making loans. In addition, we must attract our client base from other existing financial institutions and from new residents. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete with an array of financial institutions in our service area. Our ability to compete successfully will depend on a number of factors, including, among other things, our ability to recruit and retain experienced and talented bankers at competitive compensation levels, build and maintain long-term client relationships while ensuring high ethical standards and safe and sound banking practices, compete with the scope, relevance and pricing of the products and services we provide, maintain a competitive level of client satisfaction with our products and services, keep pace with technological advances and invest in new technology

(including those related to or involving artificial intelligence, machine learning, blockchain and other technologies), and depend on general economic trend and trends within our industry.

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

The guidance states that banking institutions exceeding the concentration levels mentioned in the two supervisory criteria should have in place enhanced credit risk controls, including stress testing of CRE portfolios. At the end of 2023 our loan portfolio was below both the 100 and 300 ratios as laid out in the guidance but given the guidance, our ability to grow those loan types could be constrained by the amount we are also able to grow capital.

To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans and leases through organic loan and lease growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

A substantial part of our historical growth has been a result of acquisitions and we intend to continue to grow our business through strategic acquisitions of banking franchises coupled with organic loan and lease growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. To the extent that we are unable to find suitable acquisition candidates, an important component of our strategy may be lost. We also face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions. If we are able to identify attractive acquisition opportunities, we must generally satisfy a number of conditions prior to completing any such transaction, including certain bank regulatory approvals, which have become substantially more difficult, time-consuming and unpredictable as a result of the 2007-2008 financial crisis. Additionally, any future acquisitions may not produce the revenue, earnings or synergies that we anticipated. As our purchased credit impaired loan portfolio, which produces substantially higher yields than our organic and purchased non-credit impaired loan and lease portfolios, is paid down, we expect downward pressure on our income. If we are unable to replace our purchased credit impaired loans and leases and the related accretion with a significantly higher level of new performing loans and leases and other earning assets due to our inability to identify attractive acquisition opportunities, a decline in loan demand, competition from other financial institutions in our markets, stagnation or continued deterioration of economic conditions, or other conditions, our financial condition and earnings may be adversely affected.

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

At December 31, 2023, approximately 79% of our loans and leases had real estate as a primary or secondary component of collateral, which includes 9% of our loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Although real estate prices in most of our markets are strong, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

As of December 31, 2023, our 10 largest borrowing relationships totaled approximately $256 million in outstanding balances, or approximately 7% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income. Moreover, competition among U.S. banks and non-banks for customer deposits is intense and may increase the cost of deposits (particularly in an elevated rate environment) or prevent new deposits and may otherwise negatively affect our ability to grow our deposit base. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors, which may be exacerbated in an inflationary, recessionary, or elevated rate environment. This may cause our deposit accounts to decrease in the future, and any such decrease could have a material adverse impact on our sources of funding. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inflation, labor shortages, inclement weather, natural disasters, acts of war, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB Cincinnati advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. Recently proposed changes to the Federal Home Loan Bank system, however, could adversely impact the Company’s access to Federal Home Loan Bank borrowings or increase the cost of such borrowings.

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

We have established mortgage banking operations which expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. In 2022 and 2023, in response to growing signs of inflation, the Federal Reserve increased interest rates rapidly. Because we sell a portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (a) the existence of an active secondary market and (b) our ability to profitably sell loans into that market. Profitability of our mortgage operations will depend upon our ability to increase production and thus income while holding or reducing costs. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

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

Even though our common stock is currently traded on the New York Stock Exchange (“NYSE”), it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in our common stock on the NYSE has been relatively low when compared with larger companies listed on the NYSE or other stock exchanges. Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the continued development of the trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

We may issue additional shares of stock or equity derivative securities, including awards to current and future executive officers, directors and employees, which could result in the dilution of shareholders’ investment.

Our authorized capital includes 40,000,000 shares of common stock and 2,000,000 shares of preferred stock. As of December 31, 2023, we had 16,988,879 shares of common stock and no shares of preferred stock outstanding and had reserved or otherwise set aside for issuance 16,340 shares underlying outstanding options and 1,674,663 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NYSE rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of common stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the common stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

Although there are currently no shares of our preferred stock issued and outstanding, our board of directors has the power, without shareholder approval (subject to NYSE shareholder approval rules), to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our shareholders (subject to NYSE shareholder approval rules) may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Chief Risk Officer and as discussed below, periodically to our Information Technology Steering Committee, Audit Committee and to our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, the Federal Financial Institutions Examination Council (“FFIEC”), and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our  Information Security Officer and our Chief Technology Officer,  along with key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the Information Technology Steering Committee. The Incident Response Plan is coordinated through the Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our company. For further discussion of risks from cybersecurity threats, see the section captioned “Our Information Systems May Experience Failure, Interruption or Breach In Security” in Item 1A. Risk Factors.

Governance

Our Information Security Officer is accountable for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The department, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. In particular, our Information Security Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.

Our board of directors has approved management committees including the Information Technology Steering Committee, which focuses on technology impact, and the Risk Management Committee, which focuses on business impact and cyber security awareness. These committees provide oversight and governance of the technology program and the information security program. These committees are chaired by department managers and include the Information Security Officer and Chief Technology Officer as well as their direct reports and other key departmental managers from throughout the entire company. These committees generally meet quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts. The Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Information Technology Steering Committee on a quarterly basis (or more frequently as may be required by the Incident Response Plan).

The Information Technology Steering and Audit Committees are responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Security Officer and our Chief Technology Officer provide quarterly reports to the Information Technology Steering Committee regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Information Technology Steering Committee reviews and approves our information security and technology budgets and strategies annually. Additionally, the Risk Management Committee and Audit Committee of our board of directors reviews our cyber security risk profile on a quarterly basis. The Information Technology Steering Committee and Risk Management Committee each provide a report of their activities to the full board of directors at least quarterly.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 5401 Kingston Pike, #600, Knoxville, Tennessee 37919. This property is owned by SmartBank and also serves as a branch location for the Bank’s customers. At December 31, 2023, we conducted branch banking operations in 42 offices in 3 states. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total

Tennessee
Branch operations	18	6	24

Alabama
Branch operations	9	5	14

Florida
Branch operations	2	2	4
	29	13	42

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2023, neither SmartFinancial, nor SmartBank, was involved in any material litigation. SmartBank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against SmartFinancial, or its subsidiary, are without merit or that the ultimate liability, if any, resulting from them will not materially affect SmartBank’s financial condition or SmartFinancial’s consolidated financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

SmartFinancial’s common stock is listed on the New York Stock Exchange under the symbol “SMBK”.

As of March 8, 2024, there were approximately 4,670 holders of record of SmartFinancial’s common stock and 17,058,114 shares outstanding.

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

Issuer Purchases of Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of December 31, 2023, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock pursuant to the plan.

The following table summarizes the Company’s repurchase activity during the quarter ended December 31, 2023:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
October 1, 2023 to October 31, 2023	—	$—	—	$4,484
November 1, 2023 to November 30, 2023	—	—	—	4,484
December 1, 2023 to December 31, 2023	—	—	—	4,484
Total	—	$—	—	$4,484

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2018, and reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Russell 3000 Index and the common stocks of the S&P SmallCap Bank Index. The S&P SmallCap Bank Index contains securities of NYSE and NASDAQ-listed companies with market capitalizations between $250 million and $1 billion. The index primarily includes banks and, to a lesser extent, insurance underwriters and specialty lenders providing a broad range of financial services, including retail banking, loans, and money transmissions.

Symbol	Total Returns Index For:	2018	2019	2020	2021	2022	2023

	Smart Financial	$100.00	129.74	$100.79	$153.55	$155.97	$140.85

	Russell 3000	$100.00	$131.02	$158.39	$199.03	$160.80	$202.54

	S&P SmallCap Bank	$100.00	$125.46	$113.94	$158.62	$139.85	$140.55

Definition:

1) The Russell 3000 Index is a market-capitalization-weighted equity index which tracks the performance of the 3,000 largest U.S.-traded stocks.

2) The S&P SmallCap Bank Index is a market-capitalization-weighted index which tracks the performance of NYSE and NASDAQ-listed banks, insurance underwriters and specialty lenders in S&P's coverage universe with $250M to $1B market capitalization as of most recent pricing data.

Notes:

1) The lines represent monthly index levels derived from compounded daily returns that include all dividends.

2) The indexes are reweighted daily, using the market capitalization on the previous day.

3) If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

4) The index level for all series was set to $100.00 on 12/31/2018.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Data

Set forth below is certain selected financial data related to the Company’s operations for 2023, 2022 and 2021: (dollars in thousands, except per share data)

	2023	2022	2021
Balance Sheet:
Total assets	$4,829,387	$4,637,498	$4,611,579
Loans and leases	3,444,462	3,253,627	2,693,397
Allowance for credit losses	(35,066)	(23,334)	(19,352)
Total securities	689,646	769,842	559,422
Goodwill and other intangibles, net	107,148	109,772	105,852
Total deposits	4,267,854	4,077,100	4,021,938
Borrowings	13,078	41,860	87,585
Subordinated debt	42,099	42,015	41,930
Shareholders' equity	459,886	432,452	429,430

Income Statement:
Interest income	$218,043	$158,834	$125,232
Interest expense	87,963	21,333	11,838
Net interest income	130,080	137,501	113,394
Provision for loan and lease losses	3,029	4,018	1,633
Net interest income after provision for loan and lease losses	127,051	133,483	111,761
Noninterest income	22,325	27,715	23,949
Noninterest expense	113,150	106,290	91,391
Income before income taxes	36,226	54,908	44,319
Income tax expense	7,633	11,886	9,529
Net income	$28,593	$43,022	$34,790

Per Share Data:
Earnings per common share - basic	$1.70	$2.57	$2.23
Weighted average common shares outstanding - basic	16,805,068	16,740,450	15,572,537
Earnings per common share - diluted	$1.69	$2.55	$2.22
Weighted average common shares outstanding - diluted	16,911,185	16,871,369	15,699,215
Common dividends per share	$0.32	$0.28	$0.24
Book value per share	$27.07	$25.59	$25.56
Common shares outstanding at end of period	16,988,879	16,900,805	16,802,990

Performance Ratios:
Return on average assets	0.60%	0.92%	0.91%
Return on average shareholders' equity	6.45%	10.16%	8.97%
Tax equivalent net interest margin	2.97%	3.20%	3.24%
Interest rate spread	2.32%	3.01%	3.12%
Noninterest income to average assets	0.47%	0.59%	0.62%
Noninterest expense to average assets	2.38%	2.27%	2.38%
Efficiency ratio	74.24%	64.33%	66.54%

Credit Quality Ratios:
Net (charge-offs) to average loans and leases	(0.02)%	-%	(0.02)%
Allowance for loan and leases to total loans and leases	1.02%	0.72%	0.72%
Nonperforming loans and leases to total loans and leases, gross	0.24%	0.09%	0.12%
Nonperforming assets to total assets	0.20%	0.10%	0.11%

Capital Ratios[1]:
Tier 1 leverage	8.27%	7.95%	7.45%
Common equity Tier 1	10.16%	9.65%	10.56%
Tier 1 capital	10.16%	9.65%	10.56%
Total capital	11.80%	11.40%	12.55%

1Capital Ratios are for SmartFinancial, Inc.

Business Overview

The following is a discussion of our financial condition and results of our operations for the years ended December 31, 2023, 2022 and 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

We are a bank holding company that was incorporated on September 19, 1983 under the laws of the State of Tennessee, and operate primarily through our wholly-owned bank subsidiary, SmartBank. As of December 31, 2023 the Bank provides a comprehensive suite of commercial and consumer banking services to clients through 42 full-service bank branches in select markets in East and Middle Tennessee, Alabama and Florida.

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

In addition to our banking services, we offer insurance products through SBK Insurance, Inc., formally known as Rains Insurance Agency, Inc. and loans and leases for heavy equipment through Fountain, both are subsidiaries of the Bank.  The Bank also contracts with RJFS, a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public through associates who are employed by both the Bank and RJFS. RJFS is a subsidiary of Raymond James Financial, Inc.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during 2023:

●	Net income totaled $28.6 million, or $1.69 per diluted common share, during the year ended of 2023 compared to $43.0 million, or $2.55 per diluted common share, for the same period in 2022.
●	Net loans and leases growth of $179.1 million from December 31, 2022, with a record high net loans and leases of $3.4 billion at December 31, 2023.
●	Total deposits growth of $190.8 million from December 31, 2022, with a record high total deposits of $4.3 billion at December 31, 2023.
●	Return on average assets was 0.60% for the year ended December 31, 2023, compared to 0.92% for the year ended December 31, 2022.
●	On January 1, 2023, the Company adopted ASU 2016-13, which resulted in a $8.7 million, or 37.1%, increase in the allowance for credit losses (“ACL”) at the adoption date, with initial adoption entry being recorded through retained earnings, net of tax.
●	During the third quarter of 2023, the Company sold $159.6 million in available-for-sale securities, as part of a balance sheet optimization transaction that resulted in a $5.0 million loss, net of tax.
●	During the fourth quarter of 2023, the Company voluntarily withdrew the listing of its common stock from Nasdaq and transferred the listing to the New York Stock Exchange.

Analysis of Results of Operations

2023 compared to 2022

Net income was $28.6 million, or $1.69 per diluted common share in 2023, compared to $43.0 million, or $2.55 per diluted common share in 2022. The tax equivalent net interest margin for 2023 was 2.97% compared to 3.20% for 2022. Noninterest income to average assets was 0.47% for 2023, decreasing from 0.59% for 2022. Noninterest expense to average assets increased to 2.38% in 2023, up from 2.27% in 2022. Income tax expense was $7.6 million in 2023 with an effective tax rate of 21.1%, compared to $11.9 million in 2022 with an effective tax rate of 21.7%.

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

2023 compared to 2022

Net interest income, taxable equivalent, decreased to $130.5 million in 2023 from $138.2 million in 2022. Average earning assets increased from $4.3 billion in 2022 to $4.4 billion in 2023, primarily from organic loan and lease growth.  Over this period, average loan and lease balances increased by $386.0 million, offset by a decrease in interest-earning cash and federal funds sold of $304.7 million and average securities decreased by $10.5 million. Average interest-bearing deposits increased by $214.3 million, average noninterest-bearing deposits decreased $162.5 million and average borrowings decreased $15.2 million. The tax equivalent net interest margin decreased to 2.97% for 2023, compared to 3.20% for 2022. The yield on earning assets increased from 3.70% for 2022, to 4.98% for 2023, primarily due to the Company’s deployment of excess cash and cash equivalents into loans and leases and securities during 2023 and higher yields on cash deposits in the Federal Reserve System. The cost of average interest-bearing deposits increased from 0.60% for 2022, to 2.59% for 2023, primarily due to the impact of rising Federal Reserve rates, and such increases significantly contributing to the increase in interest expense in 2023.

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

	2023			2022			2021
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$3,334,523	$186,479	5.59%	$2,948,511	$136,381	4.63%	$2,540,577	$118,582	4.67%
Taxable securities	713,637	16,665	2.34%	688,428	11,799	1.71%	207,459	3,813	1.84%
Tax-exempt securities[2]	64,816	1,795	2.77%	100,566	2,831	2.82%	92,708	1,817	1.96%
Federal funds sold and other earning assets	272,864	13,481	4.94%	577,593	8,488	1.47%	680,909	1,622	0.24%
Total interest-earning assets	4,385,840	218,420	4.98%	4,315,098	159,499	3.70%	3,521,653	125,834	3.57%
Noninterest-earning assets	370,436			373,026			317,457
Total assets	$4,756,276			$4,688,124			$3,839,110

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$959,639	20,214	2.11%	$945,414	6,278	0.66%	$737,251	1,378	0.19%
Money market and savings deposits	1,768,869	50,468	2.85%	1,576,170	9,137	0.58%	1,191,916	3,501	0.29%
Time deposits	520,799	13,578	2.61%	513,416	2,813	0.55%	533,994	3,970	0.74%
Total interest-bearing deposits	3,249,307	84,260	2.59%	3,035,000	18,228	0.60%	2,463,161	8,849	0.36%
Borrowings	17,824	936	5.25%	32,986	602	1.83%	83,105	540	0.65%
Subordinated debt	42,055	2,767	6.58%	41,970	2,503	5.96%	40,221	2,449	6.09%
Total interest-bearing liabilities	3,309,186	87,963	2.66%	3,109,956	21,333	0.69%	2,586,487	11,838	0.46%
Noninterest-bearing deposits	958,078			1,120,555			841,746
Other liabilities	46,052			34,361			23,189
Total liabilities	4,313,316			4,264,872			3,451,422
Shareholders' equity	442,960			423,252			387,688
Total liabilities and shareholders’ equity	$4,756,276			$4,688,124			$3,839,110
Net interest income, taxable equivalent		$130,457			$138,166			$113,996
Interest rate spread			2.32%			3.01%			3.12%
Tax equivalent net interest margin			2.97%			3.20%			3.24%

Percentage of average interest-earning assets to average interest-bearing liabilities			132.54%			138.75%			136.16%
Percentage of average equity to average assets			9.31%			9.03%			10.10%

1Loans include PPP loans with an average balance of $2.8 million, $14.1 million and $196.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Loan fees included in loan income were $5.3 million, $4.1 million, and $11.1 million for 2023, 2022, and 2021, respectively. Loan fee income for the years ended December 31, 2023, 2022 and 2021, respectively, includes $38 thousand, $1.9 million and $9.1 million accretion of loan fees on PPP loans.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0% in 2023, 2022 and 2021. The taxable-equivalent adjustment was $377 thousand, $665 thousand and $602 thousand for 2023, 2022 and 2021, respectively.

Rate and Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. Net interest income, taxable equivalent, decreased by $7.7 million between the years ended December 31, 2023 and 2022 and increased by $24.2 million between the years ended December 31, 2022 and 2021. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2023 Compared to 2022			2022 Compared to 2021
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans and leases	$32,246	$17,852	$50,098	$(1,241)	$19,040	$17,799
Taxable Securities	4,471	395	4,866	(99,688)	107,674	7,986
Tax-exempt securities	58	(1,094)	(1,036)	(6,776)	7,790	1,014
Federal funds and other earning assets	9,232	(4,239)	4,993	6,971	(105)	6,866
Total interest-earning assets	46,007	12,914	58,921	(100,734)	134,399	33,665

Interest-bearing demand deposits	13,842	94	13,936	4,511	389	4,900
Money market and savings deposits	40,214	1,117	41,331	4,508	1,128	5,636
Time deposits	10,724	41	10,765	(1,004)	(153)	(1,157)
Total interest-bearing deposits	64,780	1,252	66,032	8,015	1,364	9,379
Borrowings	656	(322)	334	405	(343)	62
Subordinated debt	259	5	264	(52)	106	54
Total interest-bearing liabilities	65,695	935	66,630	8,368	1,127	9,495

Net interest income	$(19,688)	$11,979	$(7,709)	$(109,102)	$133,272	$24,170

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

Noninterest Income

Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges on deposit accounts, capital markets income and interchange and debit card transaction fees.

The following table provides a summary of noninterest income for the periods presented (in thousands):

	Year Ended			Year Ended
	December 31,		2023 - 2022	December 31,	2022 - 2021
	2023	2022	Change	2021	Change
Service charges on deposit accounts	$6,511	$5,853	$658	$4,650	$1,203
Gain (loss) on sale of securities	(6,801)	144	(6,945)	45	99
Mortgage banking	1,040	1,552	(512)	4,040	(2,488)
Investment services	5,105	4,144	961	2,167	1,977
Insurance commissions	4,684	3,595	1,089	3,285	310
Interchange and debit card transaction fees, net	5,457	5,435	22	4,284	1,151
Other	6,329	6,992	(663)	5,478	1,514
Total noninterest income	$22,325	$27,715	$(5,390)	$23,949	$3,766

2023 compared to 2022

Noninterest income decreased $5.4 million to $22.3 million in 2023, compared to $27.7 million in 2022. The primary components of the changes in noninterest income were as follows:

●	Increase in service charges on deposit accounts, related to deposit growth and transaction volume;
●	Increase in loss on sale of securities, associated with a $6.8 million pre-tax loss on the sale of $159.6 million in available-for-sale securities, reinvesting into higher yielding assets;
●	Increase in investment services, stemming from increased production;
●	Increase in insurance commissions, driven by the addition of Sunbelt and organic growth; and
●	Decrease in other, primarily related to decreased fees from capital market activity.

2022 compared to 2021

Noninterest income increased $3.8 million to $27.7 million in 2022, compared to $23.9 million in 2021. The primary components of the changes in noninterest income were as follows:

●	Increase in service charges on deposit accounts, related to the SCB acquisition, deposit growth and transaction volume;
●	Decrease in mortgage banking income, related to increased secondary market interest rates driving lower volume;
●	Increase in investment services, stemming from increased production;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the SCB acquisition; and
●	Increase in other, primarily related to increased fee income from capital markets activity.

Noninterest Expense

The following table provides a summary of noninterest expense for the periods presented (in thousands):

	Year Ended			Year Ended
	December 31,		2023 - 2022	December 31,	2022 - 2021
	2023	2022	Change	2020	Change
Salaries and employee benefits	$65,749	$63,420	$2,329	$51,656	$11,764
Occupancy and equipment	13,451	12,034	1,417	10,196	1,838
FDIC insurance	3,156	2,672	484	1,833	839
Other real estate and loan related expense	2,397	2,446	(49)	2,098	348
Advertising and marketing	1,342	1,293	49	830	463
Data processing and technology	9,235	7,283	1,952	6,364	919
Professional services	3,443	3,790	(347)	3,147	643
Amortization of intangibles	2,624	2,607	17	2,256	351
Merger related and restructuring expenses	110	562	(452)	3,701	(3,139)
Other	11,643	10,183	1,460	9,310	873
Total noninterest expense	$113,150	$106,290	$6,860	$91,391	$14,899

2023 compared to 2022

Noninterest expense increased $6.9 million to $113.2 million in 2023, compared to $106.3 million in 2022. The primary components of the changes in noninterest expense were as follows:

●	Increase in salary and employee benefits, related to the Sunbelt acquisition completed September 1, 2022 and overall franchise growth;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations;
●	Increase in FDIC insurance, related to continued asset growth;
●	Increase in data processing and technology, primarily from continued infrastructure build and overall growth; and

●	Increases in other, primarily related to a Community Reinvestment Act donation of a former branch location and accruals in respect of pending litigation.

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

Income Taxes

2023 compared to 2022

In 2023, income tax expense totaled $7.6 million compared to $11.9 million in 2022. The effective tax rate was approximately 21.1% for 2023 compared to 21.7% in 2022.  The primary reason for the 0.06% decline in the effective tax rate was due to lower earnings, largely from the $6.8 million pre-tax loss on the sale of available-for-sale securities during the year.

2022 compared to 2021

In 2022, income tax expense totaled $11.9 million compared to $9.5 million in 2021. The effective tax rate was approximately 21.7% for 2022 compared to 21.5% in 2021.

Loan and Lease Portfolio

Our loans and leases represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio is an important consideration when reviewing our financial condition. The Company had total net loans and leases outstanding of approximately $3.41 billion at December 31, 2023, and $3.23 billion at December 31, 2022. The year over year increase of $179.1 million, or 5.5%, was related to organic loan growth throughout all markets.  Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan and lease portfolio.

Loan Participation Agreements

The Bank occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, the Bank has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from the Bank. Generally accepted accounting principles (“GAAP”) requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the Commercial Real Estate totals below with a corresponding liability reflected in other borrowings. At December 31, 2023, and 2022, the total participated portions of loans of this nature totaled $0 and $24.6 million, respectively.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	December 31,	Gross	December 31,	Gross
	2023	Total	2022	Total
Commercial real estate	$1,739,205	50.4%	$1,627,761	50.0%
Consumer real estate	649,867	18.9%	587,977	18.1%
Construction and land development	327,185	9.5%	402,501	12.4%
Commercial and industrial	645,918	18.8%	551,867	17.0%
Leases	68,752	2.0%	67,427	2.1%
Consumer and other	13,535	0.4%	16,094	0.4%
Total loans and leases	3,444,462	100.0%	3,253,627	100.0%
Less: Allowance for credit losses	(35,066)		(23,334)
Loans and leases, net	$3,409,396		$3,230,293

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$79,384	$1,006,897	$645,817	$7,107	$1,739,205	$1,037,145	$622,676
Consumer real estate-mortgage	35,182	209,964	194,688	210,033	649,867	275,745	338,940
Construction and land development	108,323	118,096	70,426	30,340	327,185	110,813	108,049
Commercial and industrial	165,621	369,484	105,017	5,796	645,918	364,619	115,678
Leases	2,345	66,255	152	—	68,752	66,407	—
Consumer and other	6,561	6,451	474	49	13,535	6,655	319
Total loans and leases	$397,416	$1,777,147	$1,016,574	$253,325	$3,444,462	$1,861,384	$1,185,662

Past Due, Nonaccrual, and Loan Modifications for Loans and Leases

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

Prior to January 1, 2023, the Company designated loan modifications as Troubled Debt Restructurings ("TDRs") when for economic and legal reasons related to the borrower’s financial difficulties, it granted a concession to the borrower that it would not otherwise consider.  The Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty, see Note 1 - Summary of Significant Accounting Policies and Note 5 – Loans and Leases and Allowance for Credit Losses to our audited consolidated financial statements for additional information.

Assets acquired as a result of foreclosure are recorded at estimated fair value in other real estate owned. Any excess of cost over estimated fair value at the time of foreclosure is charged to the allowance for credit losses.  Valuations are periodically performed on these properties, and any subsequent write-downs are charged to earnings. Routine maintenance and other holding costs are included in noninterest expense.

Nonperforming loans and leases as a percentage of gross loans and leases, net of deferred fees, was 0.24% as of December 31, 2023, and 0.09% as of December 31, 2022, respectively. Total nonperforming assets as a percentage of total assets as of December 31, 2023, totaled 0.20% compared to 0.10% as of December 31, 2022.

The following table is a summary of our loans and leases that were past due at least 30 days but not more than 89 days and 90 days or more past due as of December 31, 2023, and 2022 (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
December 31, 2023
Commercial real estate	$1,739,205	$322	0.02%	$-	-%	$322	0.02%
Consumer real estate	649,867	2,229	0.34	-	-	2,229	0.34
Construction and land development	327,185	631	0.19	-	-	631	0.19
Commercial and industrial	645,918	1,286	0.20	-	-	1,286	0.20
Leases	68,752	1,340	1.95	72	0.10	1,412	2.05
Consumer and other	13,535	89	0.66	98	0.72	187	1.38
Total	$3,444,462	$5,897	0.17	$170	-	$6,067	0.18

December 31, 2022
Commercial real estate	$1,627,761	$54	-%	$-	-%	$54	-%
Consumer real estate	587,977	594	0.10	-	-	594	0.10
Construction and land development	402,501	-	-	-	-	-	-
Commercial and industrial	551,867	203	0.04	-	-	203	0.04
Leases	67,427	1,108	1.64	143	0.21	1,251	1.86
Consumer and other	16,094	107	0.66	-	-	107	0.66
Total	$3,253,627	$2,066	0.06	$143	-	$2,209	0.07

The following table is a summary of our nonaccrual loans and leases as of December 31, 2023, and 2022 (dollars in thousands):

	December 31, 2023			December 31, 2022
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate	$1,739,205	$2,044	0.12%	$1,627,761	$-	-%
Consumer real estate	649,867	2,647	0.41	587,977	1,665	0.28
Construction and land development	327,185	620	0.19	402,501	920	0.23
Commercial and industrial	645,918	2,480	0.38	551,867	180	0.03
Leases	68,752	140	0.20	67,427	28	0.04
Consumer and other	13,535	-	-	16,094	15	0.09
Total	$3,444,462	$7,931	0.23	$3,253,627	$2,808	0.09

Allowance for credit losses to nonaccrual loans		424.75%			830.98%

Potential Problem Loans and Leases

At December 31, 2023, substandard or problem loans and leases amounted to approximately $12.7 million or 0.37% of total loans and leases outstanding. Potential problem loans and leases, which are not included in nonperforming loans and leases, represent those loans and leases with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans and leases.

Allocation of the Allowance for Credit Losses

On January 1, 2023, we adopted FASB ASU 2016-13, which introduced the current expected credit losses ("CECL") methodology and required us to estimate all expected credit losses over the remaining life of our loan portfolio. For additional information relating to CECL, see Note 1—Summary of Significant Accounting Policies to our audited consolidated financial statements.  Accordingly, the allowance for credit losses represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of December 31, 2023, and 2022, our allowance for credit losses was $35.1 million and $23.3 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.02% and 0.72% at December 31, 2023, and 2022, respectively.  The increase in the allowance for credit losses is largely the result of the implementation of ASU 2016-13 on January 1, 2023, which resulted in an adjustment to the opening balance of the allowance for credit losses of $8.7 million.

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

Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation.  The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period.  The data for each measurement may be obtained from internal or external sources.  The Company considers the qualitative factors that are relevant as of the reporting date, which may include, but are not limited to:  independent loan review results, portfolio concentrations, lending strategies, quality of assets, regulatory review results and associate retention.  The qualitative allowance will increase, or decrease based on the assessment of these various factors.

We assess the adequacy of the allowance for credit losses on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans to be adequate to absorb our estimate of expected future credit losses on loans outstanding at December 31, 2023. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
December 31, 2023
Commercial real estate	$15,264	50.4%	$1,739,205	0.88%
Consumer real estate	7,249	18.9	649,867	1.12
Construction and land development	4,874	9.5	327,185	1.49
Commercial and industrial	6,924	18.8	645,918	1.07
Leases	640	2.0	68,752	0.93
Consumer and other	115	0.4	13,535	0.85
Total	$35,066	100.0%	$3,444,462	1.02

December 31, 2022
Commercial real estate	$10,821	50.0%	$1,627,761	0.66%
Consumer real estate	4,028	18.1	587,977	0.69
Construction and land development	3,059	12.4	402,501	0.76
Commercial and industrial	3,997	17.0	551,867	0.72
Leases	1,293	2.1	67,427	1.92
Consumer and other	136	0.4	16,094	0.85
Total	$23,334	100.0%	$3,253,627	0.72

The allowance associated with the individually evaluated loans and leases were approximately $3.5 million at December 31, 2023, compared to $385 thousand at December 31, 2022.  The increase in the individually evaluated loans and lease, is primarily from $2.9 million that was recognized on purchase credit-deteriorated (“PCD”) loans previously classified as purchased credit impaired (“PCI”) with a corresponding adjustment to the gross carrying amount of the loans from the implementation of FASB ASU 2016-13 on January 1, 2023, for more information see Note 1—Summary of Significant Accounting Policies to our audited consolidated financial statements.

The following table presents information related to credit losses on loans and lease by loan segment for each of the years in the three year period ended December 31, (dollars in thousands):

				Ratio of Net (charge-offs)
	Provision for	Net (charge-offs)	Average	Recoveries to
	Credit Losses	Recoveries	Loans	Average Loans
For the year ended December 31, 2023
Commercial real estate	$906	$6	$1,657,874	-%
Consumer real estate	1,059	44	624,972	0.01
Construction and land development	(380)	25	367,421	0.01
Commercial and industrial	1,637	(188)	602,413	(0.03)
Leases	347	(345)	67,318	(0.51)
Consumer and other	186	(220)	14,525	(1.51)
Total	$3,755	$(678)	$3,334,523	(0.02)

For the year ended December 31, 2022
Commercial real estate	$1,034	6	$1,498,235	-%
Consumer real estate	43	531	520,447	0.10
Construction and land development	1,177	-	360,660	-
Commercial and industrial	339	(123)	493,236	(0.02)
Leases	879	84	61,960	0.14
Consumer and other	546	(534)	13,973	(3.82)
Total	$4,018	$(36)	$2,948,511	-

For the year ended December 31, 2021
Commercial real estate	$2,119	83	$1,213,311	0.01%
Consumer real estate	11	(28)	456,529	(0.01)
Construction and land development	(194)	-	293,190	-
Commercial and industrial	(1,053)	(273)	526,586	(0.05)
Leases	455	(125)	39,408	(0.32)
Consumer and other	295	(284)	11,553	(2.46)
Total	$1,633	$(627)	$2,540,577	(0.02)

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

Our available-for-sale (“AFS”) investment portfolio is carried at fair market value and our held-to-maturity investment portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our investment portfolio decreased from $769.8 million at December 31, 2022, to $689.6 million at December 31, 2023.  The $80.2 million decrease is primarily related to the strategic decision to sell $159.6 million in AFS securities during the third quarter of 2023, as part of a balance sheet optimization transaction, reinvesting into higher yielding assets. The Company purchased $130.6 million of securities during the year ended December 31, 2023, which was offset by $211.5 million of sales, maturities and prepayments received during the same period. New purchases were focused on higher yielding mortgage-backed securities to provide cash flow and liquidity. Our investment to asset ratio has decreased from 16.7% at December 31, 2022, to 14.3% at December 31, 2023 primarily due to the strategic decision to sell a portion of AFS securities prior to their scheduled maturity.

Net unrealized losses in our AFS securities portfolio were $33.0 million as of December 31, 2023, compared to $45.3 million at December 31, 2022. The decrease was attributable to changes in market interest rates related to our securities, relative to when the securities were purchased. Principal paydowns/maturities on lower yielding securities as well as the decision to sell a portion of the bank’s AFS securities also played a role in a decrease in the net unrealized loss change over the period.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at December 31, 2023 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$57,040	1.25%	$27,267	1.32%	$—	-%	$84,307	1.27%
U.S. Government agencies	1,280	4.45	211	6.75	45,492	6.98	—	-	46,983	6.91
State and political subdivisions	130	5.56	3,185	2.74	5,576	3.06	9,725	3.80	18,616	3.41
Other debt securities	—	-	995	4.90	35,368	4.99	500	4.50	36,863	4.98
Mortgage-backed securities	25	1.79	7,654	2.11	105,560	3.28	141,049	2.81	254,288	2.98
Total securities	$1,435	4.50	$69,085	1.48	$219,263	4.07	$151,274	2.88	$441,057	3.26

Held-to-maturity:
U.S. Treasury	$150,066	1.47%	$—	-%	$—	-%	$—	-%	$150,066	1.47%
U.S. Government agencies	—	-	—	-	42,989	1.84	6,347	2.01	49,336	1.86
State and political subdivisions	—	-	750	1.32	4,504	2.17	47,426	2.17	52,680	2.13
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,834	2.14	24,320	2.12	29,154	2.12
Total securities	$150,066	1.47	$750	1.32	$52,327	1.90	$78,093	2.13	$281,236	1.73

1Based on amortized cost, taxable equivalent basis.

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts (“IRAs”) and certificates of deposit (“CDs”). These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2023, brokered deposits represented approximately 0.52% of total deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for 2023, 2022 and 2021 (dollars in thousands):

	2023			2022			2021
	Average	% of	Average	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$958,078	22.8%	—	$1,120,555	27.0%	—	$841,746	25.5%	—
Interest-bearing demand	959,639	22.8%	2.11%	945,414	22.8%	0.66%	737,251	22.3%	0.19%
Money market and savings	1,768,869	42.0%	2.85%	1,576,170	37.9%	0.58%	1,191,916	36.1%	0.29%
Time deposits	520,799	12.4%	2.61%	513,416	12.4%	0.55%	533,994	16.2%	0.74%
Total average deposits	$4,207,385	100.0%	2.00%	$4,155,555	100.0%	0.44%	$3,304,907	100.0%	0.27%

During 2023, average deposits increased in all categories, except for noninterest-bearing demand deposits. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 2.00% in 2023 compared to 0.44% in 2022.

Total deposits as of December 31, 2023, were $4.3 billion, which was an increase of $190.8 million from December 31, 2022. This increase is related to organic deposit growth.  As of December 31, 2023, the Company had outstanding time deposits under $250,000 of $324.8 million, time deposits over $250,000 of $225.7 million, and a time deposit fair value adjustment of $106 thousand. The following table summarizes the maturities of time deposits of $250,000 or more as of December 31, 2023 (in thousands):

December 31,
2023
Three months or less	$106,715
Three to six months	39,985
Six to twelve months	47,087
More than twelve months	31,892
Total	$225,679

As of December 31, 2023 and 2022, $1.76 billion and $1.65 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the SmartBank’s regulatory reporting requirements.

Borrowings and Subordinated Debt

Other than deposits, the Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Total borrowings at December 31, 2023 and 2022, was $13.1 million and $41.9 million, respectively. The $28.8 million reduction in borrowings, was primarily the reduction of $24.6 million in secured borrowing and the repayment of $4.5 million on a line of credit.  Short-term borrowings, included in borrowings, totaled $5.1 million at December 31, 2023 and $4.8 million at December 31, 2022 and consisted entirely of securities sold under repurchase agreements. Long-term debt totaled $42.1 million at December 31, 2023 and $42.0 million at December 31, 2022 and consisted entirely of subordinated debt.  For more information regarding our borrowings and subordinated debt, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 9 – Borrowings and Line of Credit” and “Note 10 – Subordinated Debt.”

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2023, we had $98.0 million of unsecured federal funds lines with no funds advanced. In addition, we have access to the Federal Reserve’s discount window in the amount $283.0. million with no borrowings outstanding as of December 31, 2023. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $379.8 million as of December 31, 2023.

At December 31, 2023, we had no FHLB advances outstanding. For more information regarding the FHLB advances, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 9 – Borrowings and Line of Credit.” Based on the

values of loans pledged as collateral, we had $469.9 million of additional borrowing availability with the FHLB as of December 31, 2023. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

The Company has a revolving line of credit for an aggregate amount of $35.0 million, with a maturity date of  February 1, 2025. At December 31, 2023, $8.0 million was outstanding under the line of credit, and $27.0 million of the line of credit remained available to the Company.

Capital Requirements

The Company and Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Company and Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At December 31, 2023, and 2022, our capital ratios, including our Company and Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs the Bank. For more information regarding our capital, leverage and total capital ratios, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 15 – Regulatory Matters.”

The table below (dollars in thousands) summarizes the capital requirements applicable to the Company and Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company and Bank’s capital ratios as of December 31, 2023 and 2022. The Company and Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2023 and 2022. As of December 31, 2023, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2023, that management believes would change this classification.

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$448,050	11.80%	$303,658	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	227,744	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	170,808	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	385,795	8.27%	186,672	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$456,134	12.02%	$303,680	8.00%	$379,600	10.00%
Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	227,760	6.00%	303,680	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	170,820	4.50%	246,740	6.50%
Tier 1 Capital (to Average Assets)[2]	427,559	9.18%	186,363	4.00%	232,954	5.00%

December 31, 2022
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$425,957	11.40%	$298,966	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	224,224	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	168,168	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	360,608	7.95%	181,387	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$426,947	11.44%	$298,476	8.00%	$373,094	10.00%
Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	223,857	6.00%	298,476	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	167,892	4.50%	242,511	6.50%
Tier 1 Capital (to Average Assets)	403,613	8.90%	181,383	4.00%	226,729	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

Contractual Obligations

The following tables present, as of December 31, 2023, our significant fixed and determinable contractual obligations (in thousands):

	As of December 31, 2023, payments due in
				More
	Less than	1 to 3	3 to 5	than 5
	1 year	years	years	years	Total
Operating leases	$1,488	$2,718	$2,275	$5,369	$11,850
Time deposits	474,114	59,492	16,862	—	550,468
Securities sold under agreement to repurchase	5,078	—	—	—	5,078
FHLB advances and other borrowings	8,000	—	—	—	8,000
Subordinated debt	—	—	40,000	2,500	42,500
Total	$488,680	$62,210	$59,137	$7,869	$617,896

Off-Balance Sheet Arrangements

At December 31, 2023, we had $717.0 million of pre-approved but unused lines of credit and $7.6 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additional information about our off-balance sheet risk exposure is presented in Note 14 – Commitments and Contingent Liabilities to our audited consolidated financial statements.

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

Allowance for credit losses – Loans – As described in Note 1 – Summary of Significant Accounting Policies in the notes to our consolidated financial statements, we adopted FASB ASU 2016-13 effective January 1, 2023, which requires the estimation of an allowance for credit losses in accordance with the CECL methodology. Our management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

Fair values for acquired assets and assumed liabilities – Assets and liabilities acquired are recorded at their respective fair values as of the date of the acquisition. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities is allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of December 31, 2023, there was approximately $96.1 million in goodwill. The Company performs its annual goodwill impairment test as of December 31 of each year, but considering the recent economic conditions in 2023, the Company performed a Step 1 goodwill impairment test during the second quarter of 2023 (which compares the fair value of a reporting unit with its carrying amount, including goodwill), and the results indicated that there was no impairment. Management continues to evaluate the economic conditions for applicable changes and at December 31, 2023, there was no impairment of goodwill.

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

Estimated % Change in Net Interest Income Over 12 Months
December 31, 2023:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(3.70)%
200 basis points increase	(7.47)%
100 basis points decrease	3.89%
200 basis points decrease	6.30%

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

To help monitor our related risk, we have established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
December 31, 2023:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(2.09)%
200 basis points increase	(4.71)%
100 basis points decrease	1.54%
200 basis points decrease	0.99%

At December 31, 2023, our model results indicated that we were within these policy limits.

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

For the years ended December 31, 2023, 2022, and 2021

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2023, SmartFinancial, Inc.’s internal control over financial reporting is effective based on those criteria.

FORVIS, LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

SmartFinancial, Inc.

Knoxville, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SmartFinancial, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments––Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Allowance for Credit Losses

The Company’s loan and lease portfolio totaled $3.4 billion as of December 31, 2023 and the associated allowance for credit losses (ACL) on loans was $35.1 million.  As discussed in Notes 1 and 5 to the financial statements, the ACL on leases and loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected.  The amount of the allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term adjusted for expected prepayments.

In calculating the ACL, the loan portfolio is segmented into pools based upon similar risk characteristics.  For each loan pool, management measures expected credit losses over the life of each loan utilizing either an open pool model or a non-discounted cash flow (NDCF) model.  The open pool model primarily utilized historical loss rates applied to the estimated remaining life of each pool.  For the NDCF model, management generates cash flow projections adjusting payment expectations for estimated prepayment speed, probability of default (PD) and loss given default (LGD). The Company’s method utilizes historical internal and peer data that is regressed against the national unemployment rate. The models are adjusted to reflect the current impact of certain macroeconomic variables, as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables are reverted to their historical mean utilizing a straight-line basis. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools.

We identified the valuation of loans and the related ACL as a critical audit matter. The principal considerations for that determination included a high degree of judgment and subjectivity involved in evaluating management’s estimates, particularly as it relates to evaluating management’s assessment of the qualitative factors and the NDCF model PD and LGD estimates. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions.

The primary procedures we performed related to this critical audit matter included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including model selection and the qualitative factor adjustments of the ACL
●	Evaluated and tested the design and operating effectiveness of internal controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
o	Loan data completeness and accuracy
o	Model inputs utilized
o	Establishment of qualitative factors
o	Grading and risk classification of loans
o	Management’s review of the reliability and accuracy of data and assumptions used to calculate the various components of the ACL
●	Tested the completeness and accuracy of information and reports utilized in the ACL, including reports used in management review controls over the ACL
●	Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts

●	Evaluated the qualitative adjustments to the ACL, including assessing the basis for adjustments and the reasonableness of the significant assumptions
●	Evaluated the overall reasonableness of the ACL, including credit quality trends in delinquencies, nonaccruals, charge offs and loan risk ratings
●	Tested the loan review function and the accuracy of loan grades determined

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2021.

Louisville, Kentucky

March 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

SmartFinancial, Inc.

Knoxville, Tennessee

Opinion on the Internal Control over Financial Reporting

We have audited SmartFinancial, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control––Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and our report dated March 15, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ FORVIS, LLP

Louisville, Kentucky

March 15, 2024

SmartFinancial, Inc. and Subsidiary

Consolidated Financial Statements

Consolidated Balance Sheets

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

	2023	2022
ASSETS:
Cash and due from banks	$61,586	$44,265
Interest-bearing deposits with banks	233,237	206,849
Federal funds sold	57,448	15,310
Total cash and cash equivalents	352,271	266,424
Securities available-for-sale, at fair value	408,410	483,893
Securities held-to-maturity, at amortized cost	281,236	285,949
Other investments	13,662	15,530
Loans held for sale	4,418	1,752
Loans and leases	3,444,462	3,253,627
Less: Allowance for credit losses	(35,066)	(23,334)
Loans and leases, net	3,409,396	3,230,293
Premises and equipment, net	92,963	92,511
Other real estate owned	517	1,436
Goodwill and other intangibles, net	107,148	109,772
Bank owned life insurance	83,434	81,470
Other assets	75,932	68,468
Total assets	$4,829,387	$4,637,498

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Noninterest-bearing demand	$898,044	$1,072,449
Interest-bearing demand	1,006,915	965,911
Money market and savings	1,812,427	1,583,481
Time deposits	550,468	455,259
Total deposits	4,267,854	4,077,100
Borrowings	13,078	41,860
Subordinated debt	42,099	42,015
Other liabilities	46,470	44,071
Total liabilities	4,369,501	4,205,046
Commitments and contingent liabilities – see Note 14	—	—
Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 16,988,879 and 16,900,805 shares issued and outstanding, respectively	16,989	16,901
Additional paid-in capital	295,699	294,330
Retained earnings	173,105	156,545
Accumulated other comprehensive income (loss)	(25,907)	(35,324)
Total shareholders’ equity	459,886	432,452
Total liabilities and shareholders’ equity	$4,829,387	$4,637,498

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Income

For the years ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share data)

	2023	2022	2021
Interest income:
Loans and leases, including fees	$186,479	$136,381	$118,582
Securities:
Taxable	16,665	11,799	3,813
Tax-exempt	1,418	2,166	1,215
Federal funds sold and other earning assets	13,481	8,488	1,622
Total interest income	218,043	158,834	125,232
Interest expense:
Deposits	84,260	18,228	8,849
Borrowings	936	602	540
Subordinated debt	2,767	2,503	2,449
Total interest expense	87,963	21,333	11,838
Net interest income	130,080	137,501	113,394
Provision for credit losses	3,029	4,018	1,633
Net interest income after provision for credit losses	127,051	133,483	111,761
Noninterest income:
Service charges on deposit accounts	6,511	5,853	4,650
Gain (loss) on sale of securities	(6,801)	144	45
Mortgage banking	1,040	1,552	4,040
Investment services	5,105	4,144	2,167
Insurance commissions	4,684	3,595	3,285
Interchange and debit card transaction fees, net	5,457	5,435	4,284
Other	6,329	6,992	5,478
Total noninterest income	22,325	27,715	23,949
Noninterest expense:
Salaries and employee benefits	65,749	63,420	51,656
Occupancy and equipment	13,451	12,034	10,196
FDIC insurance	3,156	2,672	1,833
Other real estate and loan related expense	2,397	2,446	2,098
Advertising and marketing	1,342	1,293	830
Data processing and technology	9,235	7,283	6,364
Professional services	3,443	3,790	3,147
Amortization of intangibles	2,624	2,607	2,256
Merger related and restructuring expenses	110	562	3,701
Other	11,643	10,183	9,310
Total noninterest expense	113,150	106,290	91,391
Income before income tax expense	36,226	54,908	44,319
Income tax expense	7,633	11,886	9,529
Net income	$28,593	$43,022	$34,790
Earnings per common share:
Basic	$1.70	$2.57	$2.23
Diluted	$1.69	$2.55	$2.22
Weighted average common shares outstanding:
Basic	16,805,068	16,740,450	15,572,537
Diluted	16,911,185	16,871,369	15,699,215

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
Net income	$28,593	$43,022	$34,790
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	6,410	(46,152)	(3,941)
Tax effect	(1,656)	11,921	1,031
Reclassification of unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity	—	(2,009)	905
Tax effect	—	519	(234)
Amortization of unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity	148	112	(8)
Tax effect	(38)	(29)	2
Reclassification adjustment for realized losses (gains) included in net income	6,801	796	(45)
Tax effect	(1,757)	(206)	12
Unrealized gains (losses) on securities available-for-sale, net of tax	9,908	(35,048)	(2,278)
Fair value hedging activities:
Unrealized gains (losses) on fair value security hedges	(536)	(75)	2,078
Tax effect	139	19	(540)
Reclassification adjustment for realized gains from the termination of derivative financial instrument included in net income	—	(940)	—
Tax effect	—	243	—
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	(397)	(753)	1,538
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	(196)	(1,303)	—
Tax effect	51	337	—
Reclassification adjustment for realized losses (gains) included in net income	69	—	—
Tax effect	(18)	—	—
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	(94)	(966)	—

Total other comprehensive income (loss)	9,417	(36,767)	(740)
Comprehensive income	$38,010	$6,255	$34,050

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2020	15,107,214	$15,107	$252,693	$87,185	$2,183	$357,168
Net income	—	—	—	34,790	—	34,790
Other comprehensive (loss)	—	—	—	—	(740)	(740)
Common stock issued pursuant to:
Stock options exercised	20,075	20	185	—	—	205
Restricted stock	43,334	43	(43)	—	—	—
Restricted stock withheld for taxes	(191)	—	(5)			(5)
Shareholders’ of Sevier County Bancshares, Inc.	1,692,168	1,692	40,563	—	—	42,255
Stock compensation expense	—	—	693	—	—	693
Common stock dividend ($0.24 per share)	—	—	—	(3,728)	—	(3,728)
Repurchases of common stock	(59,610)	(59)	(1,149)	—	—	(1,208)
Balance, December 31, 2021	16,802,990	$16,803	$292,937	$118,247	$1,443	$429,430
Net income	—	—	—	43,022	—	43,022
Other comprehensive (loss)	—	—	—	—	(36,767)	(36,767)
Common stock issued pursuant to:
Stock options exercised	45,253	45	352	—	—	397
Restricted stock, net of forfeitures	60,515	61	(61)	—	—	—
Restricted stock withheld for taxes	(7,953)	(8)	(198)	—	—	(206)
Stock compensation expense	—	—	1,300	—	—	1,300
Common stock dividend ($0.28 per share)	—	—	—	(4,724)	—	(4,724)
Balance, December 31, 2022	16,900,805	$16,901	$294,330	$156,545	$(35,324)	$432,452
Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	(6,606)	—	(6,606)
Balance, January 1, 2023, adjusted	16,900,805	16,901	294,330	149,939	(35,324)	425,846
Net income	—	—	—	28,593	—	28,593
Other comprehensive income	—	—	—	—	9,417	9,417
Common stock issued pursuant to:
Stock options exercised	15,705	16	149	—	—	165
Restricted stock, net of forfeitures	74,992	75	(75)	—	—	—
Restricted stock withheld for taxes	(2,623)	(3)	(54)	—	—	(57)
Stock compensation expense	—	—	1,349	—	—	1,349
Common stock dividend ($0.32 per share)	—	—	—	(5,427)	—	(5,427)
Balance, December 31, 2023	16,988,879	$16,989	$295,699	$173,105	$(25,907)	$459,886

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$28,593	$43,022	$34,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,874	10,037	6,745
Accretion of fair value purchase accounting adjustments, net	—	(2,158)	(4,511)
Amortization of intangible assets	2,624	2,607	2,256
Provision for credit losses	3,029	4,018	1,633
Stock compensation expense	1,349	1,300	693
Gain (loss) on sale of securities available-for-sale	6,801	(144)	(45)
Deferred income tax expense (benefit)	1,309	(555)	643
Increase in cash surrender value of bank owned life insurance	(1,964)	(1,851)	(1,714)
Net losses from sale and write-downs of other real estate owned	78	82	160
Net gains from mortgage banking	(1,040)	(1,552)	(4,040)
Origination of loans held for sale	(45,891)	(49,258)	(126,493)
Proceeds from sales of loans held for sale	44,265	54,161	137,151
Net (gain) from sale of loans and credit cards	—	—	(478)
Net (gain) loss from sale/disposal of fixed assets	19	(244)	—
Net change in:
Accrued interest receivable	(2,989)	(4,242)	809
Accrued interest payable	2,520	(24)	(613)
Other assets	(1,732)	(25,424)	(8,717)
Other liabilities	(8,129)	27,018	7,913
Net cash provided by operating activities	39,716	56,793	46,182
Cash flows from investing activities:
Available-for-sale:
Proceeds from sales	152,775	37,390	16,771
Proceeds from maturities, calls and paydowns	56,273	39,614	132,711
Purchases	(130,584)	(297,334)	(433,750)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	2,494	1,937	—
Purchases	—	(50,575)	(2,446)
Proceeds from sales of other investments	2,812	1,054	436
Purchases of other investments	(944)	(91)	(1,602)
Purchases of bank owned life insurance	—	—	(40,000)
Proceeds from bank owned life insurance benefits	—	—	427
Net increase in loans and leases	(213,591)	(558,387)	(37,105)
Proceeds from sale of fixed assets	682	1,460	—
Proceeds received from dissolved derivative instrument	—	940	—
Purchases of premises and equipment	(6,270)	(12,487)	(2,377)
Proceeds from sale of other real estate owned	1,113	542	2,833
Proceeds received from sale of loans	—	—	83,745
Net cash (paid) received from business combinations	—	(4,881)	15,364
Net cash used by investing activities	(135,240)	(840,818)	(264,993)
Cash flows from financing activities:
Net increase in deposits	190,887	55,630	781,315
Net increase (decrease) in securities sold under agreements to repurchase	303	(310)	(1,514)
Proceeds from borrowings	26,275	30,885	8,201
Repayment of borrowings	(30,775)	(76,300)	(1,097)
Cash dividends paid	(5,427)	(4,724)	(3,728)
Issuance of common stock, net of restricted shares withheld for taxes	108	191	200
Repurchases of common stock	—	—	(1,208)
Net cash provided by financing activities	181,371	5,372	782,169
Net change in cash and cash equivalents	85,847	(778,653)	563,358
Cash and cash equivalents, beginning of period	266,424	1,045,077	481,719
Cash and cash equivalents, end of period	$352,271	$266,424	$1,045,077
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$85,443	$21,356	$12,156
Net cash paid during the period for income taxes	9,347	12,205	9,283
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	1,751	53	4,550
Acquisition of real estate through foreclosure	272	281	628
Transfer of securities from available-for-sale to held-to-maturity	—	162,378	74,633
Change in goodwill due to acquisition	—	4,580	17,430

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Note 1. Summary of Significant Accounting Policies

Nature of Business:

SmartFinancial, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the “Bank”). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama and Florida. The Company’s primary deposit products are interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates:

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and goodwill.

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

The in cash or on deposit Bank is required to maintain average balances with the Federal Reserve Bank. During 2020 the Federal Reserve Bank suspended reserve requirements to provide relief related to the COVID-19 pandemic, thus the Bank did not have a reserve requirement at December 31, 2023 and 2022, respectively.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

The accrual of interest on loans and leases is discontinued when, in management’s opinion, the borrower may be unable to meet the contractual terms of the obligation payments as they become due, or at the time the loan or lease is 90 days past due, unless the loan is well-secured and in the process of collection. Unsecured loans and leases are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan or lease. In all cases, loans and leases are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful. All interest accrued but not collected for loans and leases that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrual of interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans and leases is recognized on the cash basis, until the loans or leases are returned to accrual status. Loans and leases are returned to accrual status when all the principal and interest amounts contractually due are brought current and the loan or lease has been performing according to the contractual terms for a period of not less than six months.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

ACL – Held-to-Maturity (“HTM”) Securities – The Company measures expected credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. See Note 4 – Securities, for additional information related to the Company’s allowance for credit losses on HTM securities.

ACL – Available-for-Sale (“AFS”) Securities – For AFS securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the AFS security amortized cost basis is written down to fair value through income. If the criteria is not met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. If the assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 4 – Securities, for additional information related to the Company’s allowance for credit losses on AFS securities.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

period, the Company reverts to the long term mean of historical factors using a straight-line approach.  The Company uses an eight-quarter forecast and a four-quarter reversion period.

Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation.  The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period.  The data for each measurement may be obtained from internal or external sources.  The Company considers the qualitative factors that are relevant as of the reporting date, which may include, but are not limited to:  independent loan review results, portfolio concentrations, lending strategies, quality of assets, regulatory review results and associate retention.  The qualitative allowance will increase, or decrease based on the assessment of these various factors.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.  Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.  As of December 31, 2023, and 2022, the accrued interest receivables for loans recorded in other assets were $12.5 million and $9.8 million, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

ACL – Off Balance Sheet Credit Exposures – The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure.  These primarily include undrawn portions of revolving lines of credit and standby letters of credit.  The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense.  Management has determined that all of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable.  As of December 31, 2023, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $2.4 million.  The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Consolidated Statement of Income.

Loan Modifications to Borrowers Experiencing Financial Difficulty

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things.

Prior to January 1, 2023, the Company designates loan modifications as Troubled Debt Restructurings (“TDRs”) when for economic and legal reasons related to the borrower’s financial difficulties, it granted a concession to the borrower that it would not otherwise consider.  The Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Transfers of Financial Assets:

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

Tax positions are recognized if it is more likely than not, based on the technical merits, the tax position will be realized or sustained upon examination.  The term ”more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also included resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgement.  The Company recognizes interest and penalties in income tax expense.  The Company files consolidated income tax returns with its subsidiaries.

Stock-Based Compensation Plans:

The Company has stock options, restricted stock awards and stock appreciation rights under stock-based compensation plans, which are described in more detail in Note 13 – Employee Benefits. The plans have been accounted for under the accounting guidance (FASB ASC 718, Compensation – Stock Compensation) which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and stock or other stock based awards.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. The guidance is effective for fiscal years beginning after December 15, 2023. The Company is assessing ASU 2022-03, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” ASU 2023-01 requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 also provides certain practical expedients applicable to private companies and not-for-profit organizations. The guidance is effective for fiscal years beginning after December 15, 2023. The Company is assessing ASU 2023-01, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements.

In March 2023, the FASB issued ASU No. 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The guidance is effective for fiscal years beginning after December 15, 2023. The Company is assessing ASU 2023-02, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.  The Company is accessing ASU 2023-07, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements.

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. The guidance is effective for us for fiscal years beginning after December 15, 2024, though early adoption is permitted. The Company is accessing ASU 2023-09, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements.

Recently Issued and Adopted Accounting Pronouncements:

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”), and has issued subsequent amendments thereto, which introduces the current expected credit losses (“CECL”) methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets, including loans and held-to-maturity debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model requires institutions to calculate and estimate losses that are expected to be incurred through the financial asset’s contractual life through a provision for credit losses, including loans obtained as a result of any acquisition not deemed to be PCD. ASU 2016-13 also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance determined at acquisition is added to the purchase price rather than recorded as provision expense. In accordance with ASU 2016-13, the disclosure of credit quality indicators related to the amortized cost of financing receivables is further disaggregated by year of origination (or vintage). The Company adopted ASU 2016-13 and all subsequent amendments thereto effective January 1, 2023, using the modified retrospective method for all financial assets measured at amortized cost and off balance sheet credit exposures. Amounts for periods beginning on or after January 1, 2023, are presented under ASU 2016-13 and all prior period information is presented in accordance with previously applicable GAAP. At January 1, 2023, the Company recognized a cumulative adjustment to retained earnings of $6.6 million, net of tax, attributable to an increase in the allowance for credit losses (“ACL”) of $8.7 million, an increase in the allowance for off balance sheet credit exposures of $3.0 million, and an increase in deferred tax assets of $2.3 million. Included in the $8.7 million increase in the allowance for credit losses is $2.9 million that was recognized on PCD loans previously classified as purchased credit impaired (“PCI”) with a corresponding adjustment to the gross carrying amount of the loans. The Company adopted ASU 2016-13 using the prospective transition approach for PCD loans, which did not require re-evaluation of whether loans previously classified as PCI loans met the criteria of PCD assets at the date of adoption. The remaining noncredit discount will be accreted into interest income over the life of the individual loans beginning January 1, 2023.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method, which allows multiple hedged layers to be designated for a single closed portfolio of financial assets resulting in a greater portion of the interest rate risk in the closed portfolio being eligible to be hedged. The amendments allow the flexibility to use different types of derivatives or combinations of derivatives to better align with risk management strategies. Furthermore, among other things, the amendments clarify that basis adjustments of hedged items in the closed portfolio should be allocated at the portfolio level and not the individual assets within the portfolio. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASU 2022-01 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a borrower result in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASU 2022-02 when it adopted ASU 2016-13 in January 2023.  The adopted ASU 2022-02 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

December 31, 2023, 2022 and 2021

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

December 31, 2023, 2022 and 2021

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

In connection with the acquisition, the Company acquired $54.1 million of assets and assumed $683 thousand of liabilities. Pursuant to the Purchase Agreement, the Company paid an aggregate amount of consideration to the Fountain members of $14.0 million in cash at closing, and the Company repaid approximately $45.8 million of Fountain’s indebtedness. In addition to the closing consideration, the Purchase Agreement contains a performance-based earnout, pursuant to which the former members of Fountain could be entitled to up to $6.0 million, which is excluded from consideration pursuant to ASC 805, in future cash payments from the Company based on future results of the acquired business over various periods through December 31, 2026. This performance-based earnout was satisfied as of December 31, 2023, and no future cash payments are due.  The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

acquired and resulted in the establishment of goodwill in the amount of $2.4 million, representing the intangible value of Fountains business and reputation within the markets it served. The goodwill recognized is expected to be deductible for income tax purposes. The Company established an intangible asset related to customer relationships of $2.7 million, amortizing sum-of-the-years digits over 96 months (8 years).

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the years ended December 31, 2023 and 2022, and 2021.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	2023	2022	2021
Basic earnings per share computation:
Net income available to common shareholders	$28,593	$43,022	$34,790
Average common shares outstanding – basic	16,805,068	16,740,450	15,572,537
Basic earnings per share	$1.70	$2.57	$2.23
Diluted earnings per share computation:
Net income available to common shareholders	$28,593	$43,022	$34,790
Average common shares outstanding – basic	16,805,068	16,740,450	15,572,537
Incremental shares from assumed conversions:
Stock options and restricted stock	106,117	130,919	126,678
Average common shares outstanding - diluted	16,911,185	16,871,369	15,699,215
Diluted earnings per common share	$1.69	$2.55	$2.22

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

The amortized cost and fair value of securities AFS and HTM at December 31, 2023 and 2022 are summarized as follow (in thousands):

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$84,307	$—	$(8,274)	$76,033
U.S. Government-sponsored enterprises (GSEs)	46,983	1,256	(146)	48,093
Municipal securities	18,616	135	(475)	18,276
Other debt securities	36,863	93	(3,887)	33,069
Mortgage-backed securities (GSEs)	254,288	588	(21,937)	232,939
Total	$441,057	$2,072	$(34,719)	$408,410

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,066	$—	$(1,482)	$148,584
U.S. Government-sponsored enterprises (GSEs)	49,336	—	(7,143)	42,193
Municipal securities	52,680	—	(6,178)	46,502
Mortgage-backed securities (GSEs)	29,154	—	(3,895)	25,259
Total	$281,236	$—	$(18,698)	$262,538

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$241,506	$—	$(17,853)	$223,653
U.S. Government-sponsored enterprises (GSEs)	1,593	—	(18)	1,575
Municipal securities	19,210	17	(616)	18,611
Other debt securities	32,959	—	(2,408)	30,551
Mortgage-backed securities (GSEs)	233,948	6	(24,451)	209,503
Total	$529,216	$23	$(45,346)	$483,893

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,295	$—	$(5,613)	$144,682
U.S. Government-sponsored enterprises (GSEs)	50,539	—	(8,037)	42,502
Municipal securities	53,694	—	(7,550)	46,144
Mortgage-backed securities (GSEs)	31,421	—	(4,136)	27,285
Total	$285,949	$—	$(25,336)	$260,613

At December 31, 2023 and 2022, securities with a carrying value totaling approximately $358.3 million and $304.8 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

For the years ended December 31, 2023, 2022 and 2021, the Company recorded gross realized gains of $0, $155 thousand, and $64 thousand, and gross realized losses of $6.8 million, $11 thousand, and $19 thousand, respectively.

During the first quarter of 2022, the Company transferred $162.4 million, of AFS securities to the HTM category, reflecting the Company’s intent to hold those securities to maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The related $2.0 million of unrealized holding loss that was included in the transfer is retained in accumulated other comprehensive income, net of tax, and in the carrying value of the held-to-maturity securities. This amount will be amortized as an adjustment to interest income over the remaining life of the securities. This will offset the impact of amortization of the net premium created in the transfer. There were no gains or losses recognized as a result of this transfer.

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

	December 31, 2023
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$1,410	$1,404
Due from one year to five years	61,431	56,124
Due from five years to ten years	113,703	107,904
Due after ten years	10,225	10,039
	186,769	175,471
Mortgage-backed securities	254,288	232,939
Total	$441,057	$408,410

Held-to-maturity:
Due in one year or less	$150,066	$148,585
Due from one year to five years	750	708
Due from five years to ten years	47,493	41,032
Due after ten years	53,773	46,954
	252,082	237,279
Mortgage-backed securities	29,154	25,259
Total	$281,236	$262,538

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale and securities held-to-maturity have been in a continuous unrealized loss position, as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$76,033	$(8,274)	9	$76,033	$(8,274)	9
U.S. Government-sponsored enterprises (GSEs)	9,743	(137)	3	1,482	(9)	3	11,225	(146)	6
Municipal securities	2,786	(2)	2	9,849	(473)	17	12,635	(475)	19
Other debt securities	2,986	(17)	2	29,057	(3,870)	26	32,043	(3,887)	28
Mortgage-backed securities (GSEs)	16,401	(229)	8	176,351	(21,708)	88	192,752	(21,937)	96
Total	$31,916	$(385)	15	$292,772	$(34,334)	143	$324,688	$(34,719)	158

	December 31, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$148,584	$(1,482)	4	$148,584	$(1,482)	4
U.S. Government-sponsored enterprises (GSEs)	—	—	—	42,194	(7,143)	13	42,194	(7,143)	13
Municipal securities	—	—	—	46,500	(6,178)	35	46,500	(6,178)	35
Mortgage-backed securities (GSEs)	—	—	—	25,258	(3,895)	5	25,258	(3,895)	5
Total	$—	$—	—	$262,536	$(18,698)	57	$262,536	$(18,698)	57

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$134,414	$(7,610)	9	$89,239	$(10,243)	11	$223,653	$(17,853)	20
U.S. Government-sponsored enterprises (GSEs)	1,266	(14)	1	309	(4)	2	1,575	(18)	3
Municipal securities	13,146	(616)	20	—	—	—	13,146	(616)	20
Other debt securities	25,044	(1,866)	20	5,506	(542)	6	30,550	(2,408)	26
Mortgage-backed securities (GSEs)	111,598	(8,968)	86	96,285	(15,483)	28	207,883	(24,451)	114
Total	$285,468	$(19,074)	136	$191,339	$(26,272)	47	$476,807	$(45,346)	183

	December 31, 2022
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$144,683	$(5,613)	4	$—	$—	—	$144,683	$(5,613)	4
U.S. Government-sponsored enterprises (GSEs)	$13,048	$(2,503)	3	$29,451	$(5,534)	10	$42,499	$(8,037)	13
Municipal securities	40,770	(6,387)	28	5,375	(1,163)	7	46,145	(7,550)	35
Mortgage-backed securities (GSEs)	—	—	—	27,285	(4,136)	5	27,285	(4,136)	5
Total	$198,501	$(14,503)	35	$62,111	$(10,833)	22	$260,612	$(25,336)	57

For any securities classified as AFS that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

does not intend to sell those AFS securities that have an unrealized loss at December 31, 2023, and it is not likely that they we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of AFS securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with AFS securities at December 31, 2023, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to AFS securities at December 31, 2023.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s HTM portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. treasury securities in addition to U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The HTM state and municipal securities are general obligation bonds which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of December 31, 2023, continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At December 31, 2023, all debt securities classified as held-to-maturity were rated AA- or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses:

The Company adopted ASU 2016-13 on January 1, 2023, and based on the analysis of the underlying risk characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit losses related to AFS or HTM securities recorded during the year ended December 31, 2023, because the ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2023, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	December 31,	December 31,
	2023	2022
Federal Reserve Bank stock	$9,526	$9,783
Federal Home Loan Bank stock	3,786	5,397
First National Bankers Bank stock	350	350
Total	$13,662	$15,530

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Note 5. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	December 31,	December 31,
	2023	2022
Commercial real estate	$1,739,205	$1,627,761
Consumer real estate	649,867	587,977
Construction and land development	327,185	402,501
Commercial and industrial	645,918	551,867
Leases	68,752	67,427
Consumer and other	13,535	16,094
Total loans and leases	3,444,462	3,253,627
Less: Allowance for credit losses	(35,066)	(23,334)
Loans and leases, net	$3,409,396	$3,230,293

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

December 31, 2023, 2022 and 2021

Consumer and Other: The consumer loan portfolio segment includes direct consumer installment loans, overdrafts and other revolving credit loans, and educational loans. Loans in this portfolio are sensitive to unemployment and other key consumer economic measures.

The Bank occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, the Bank has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from the Bank. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the Commercial Real Estate totals above with a corresponding liability reflected in other borrowings. At December 31, 2023, and 2022, the total participated portions of loans of this nature totaled $0 and $24.6 million, respectively.

Allowance for credit losses:

As described in Note 1 - Summary of Significant Accounting Policies, the Company adopted ASU 2016-13 on January 1, 2023.

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Year Ended December 31, 2023
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$10,821	$4,028	$3,059	$3,997	$1,293	$136	$23,334
Impact of adopting ASU 2016-13	879	1,952	2,145	1,451	(683)	13	5,757
PCD gross up	2,652	166	25	27	28	—	2,898
Charged-off loans and leases	—	(9)	—	(584)	(345)	(425)	(1,363)
Recoveries of charge-offs	6	53	25	396	—	205	685
Provision charged to expense (1)	906	1,059	(380)	1,637	347	186	3,755
Ending balance	$15,264	$7,249	$4,874	$6,924	$640	$115	$35,066

(1)	In the provision charged to expense there was a release of $726 thousand for unfunded commitments through the provision for credit losses not reflected in the year ended December 31, 2023.

	Year Ended December 31, 2022
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352
Charged-off loans and leases	—	(33)	—	(307)	(110)	(744)	(1,194)
Recoveries of charge-offs	6	564	—	184	194	210	1,158
Provision charged to expense	1,034	43	1,177	339	879	546	4,018
Ending balance	$10,821	$4,028	$3,059	$3,997	$1,293	$136	$23,334

	Year Ended December 31, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346
Charged-off loans and leases	—	(67)	—	(298)	(166)	(482)	(1,013)
Recoveries of charge-offs	83	39	—	25	41	198	386
Provision charged to expense	2,119	11	(194)	(1,053)	455	295	1,633
Ending balance	$9,781	$3,454	$1,882	$3,781	$330	$124	$19,352

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for loan and lease losses for the years ended December 31, 2023, 2022 and 2021, were $3.8 million, $4.0 million and $1.6 million, respectively. As of December 31, 2023, and 2022, our allowance for credit losses was $35.1 million and $23.3 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.02% at December 31, 2023 and 0.72% at December 31, 2022.

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

Credit quality and trends in the loan and lease portfolio segments are measured and monitored regularly. Detailed reports (e.g., by product, collateral, accrual status) are reviewed by director, management and loan committees.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

December 31, 2023, 2022 and 2021

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination (in thousands):

	December 31, 2023
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial real estate
Pass	$237,110	$578,227	$433,505	$181,374	$134,495	$106,315	$15,132	$6,690	$1,692,848
Watch	22,295	1,267	1,950	921	4,426	2,926	-	3,500	37,285
Special mention	-	3,215	-	-	-	-	-	-	3,215
Substandard	903	-	3,932	310	282	430	-	-	5,857
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate	260,308	582,709	439,387	182,605	139,203	109,671	15,132	10,190	1,739,205
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	123,203	174,755	98,460	53,688	33,598	48,378	107,949	3,026	643,057
Watch	171	-	258	116	-	55	1,581	-	2,181
Special mention	-	-	-	-	-	53	-	-	53
Substandard	196	824	176	253	164	2,850	113	-	4,576
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	123,570	175,579	98,894	54,057	33,762	51,336	109,643	3,026	649,867
YTD gross charge-offs	-	-	-	-	-	(9)	-	-	(9)

Construction and land development
Pass	113,752	115,032	23,823	2,749	5,056	6,595	40,667	7,489	315,163
Watch	6,670	3,233	607	-	-	1	-	-	10,511
Special mention	437	-	-	-	-	-	-	-	437
Substandard	-	-	35	620	-	419	-	-	1,074
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	120,859	118,265	24,465	3,369	5,056	7,015	40,667	7,489	327,185
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	168,957	162,799	62,796	22,639	9,135	25,207	185,619	7,270	644,422
Watch	54	15	13	-	-	-	120	83	285
Special mention	-	-	-	-	-	-	-	-	-
Substandard	193	614	200	129	75	-	-	-	1,211
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	169,204	163,428	63,009	22,768	9,210	25,207	185,739	7,353	645,918
YTD gross charge-offs	(75)	(274)	(50)	(183)	-	-	(2)	-	(584)

Leases
Pass	28,922	26,658	8,658	3,603	703	208	-	-	68,752
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	28,922	26,658	8,658	3,603	703	208	-	-	68,752
YTD gross charge-offs	(122)	(193)	(18)	-	(12)	-	-	-	(345)

Consumer and other
Pass	5,926	2,049	841	373	132	206	3,931	67	13,525
Watch	-	-	-	-	10	-	-	-	10
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	5,926	2,049	841	373	142	206	3,931	67	13,535
YTD gross charge-offs	(40)	(135)	(74)	(54)	(33)	(89)	-	-	(425)

Total loans
Pass	677,870	1,059,520	628,083	264,426	183,119	186,909	353,298	24,542	3,377,767
Watch	29,190	4,515	2,828	1,037	4,436	2,982	1,701	3,583	50,272
Special mention	437	3,215	-	-	-	53	-	-	3,705
Substandard	1,292	1,438	4,343	1,312	521	3,699	113	-	12,718
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$708,789	$1,068,688	$635,254	$266,775	$188,076	$193,643	$355,112	$28,125	$3,444,462
Total YTD gross charge-offs	$(237)	$(602)	$(142)	$(237)	$(45)	$(98)	$(2)	$-	$(1,363)

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	December 31, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$52	$270	$1,660	$1,982	$1,737,223	$1,739,205
Consumer real estate	2,216	1,347	561	4,124	645,743	649,867
Construction and land development	631	—	620	1,251	325,934	327,185
Commercial and industrial	956	330	2,286	3,572	642,346	645,918
Leases	1,208	132	212	1,552	67,200	68,752
Consumer and other	80	9	98	187	13,348	13,535
Total	$5,143	$2,088	$5,437	$12,668	$3,431,794	$3,444,462

	December 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$54	$—	$—	$54	$1,627,707	1,627,761
Consumer real estate	731	—	108	839	587,138	587,977
Construction and land development	—	—	920	920	401,581	402,501
Commercial and industrial	185	18	180	383	551,484	551,867
Leases	1,024	84	170	1,278	66,149	67,427
Consumer and other	103	10	9	122	15,972	16,094
Total	$2,097	$112	$1,387	$3,596	$3,250,031	$3,253,627

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at December 31, 2023, and 2022. Also presented is the balance of loans on nonaccrual status at December 31, 2023, for which there was no related allowance for credit losses recorded (in thousands):

	December 31, 2023			December 31, 2022
	Total	Nonaccrual	Loans Past Due	Total	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	Still Accruing
Commercial real estate	$2,044	$1,352	$—	$—	$—
Consumer real estate	2,647	1,562	—	1,665	—
Construction and land development	620	—	—	920	—
Commercial and industrial	2,480	160	—	180	—
Leases	140	—	72	28	143
Consumer and other	—	—	98	15	—
Total	$7,931	$3,074	$170	$2,808	$143

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	December 31, 2023
	Real Estate	Other	Total
Commercial real estate	$5,155	$—	$5,155
Consumer real estate	2,756	—	2,756
Construction and land development	1,411	—	1,411
Commercial and industrial	—	1,018	1,018
Leases	—	—	—
Consumer and other	—	—	—
Total	$9,322	$1,018	$10,340

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the years ended December 31, 2022 and 2021, respectively, of impaired loans by loan classification as determined under ASC 310 prior to the adoption of ASU 2016-13 (in thousands):

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Loan Modifications to Borrowers Experiencing Financial Difficulty:

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in forbearance agreements. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things.

The Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023 (dollars in thousands):

			Payment Delay		Total Class
	Payment	Term	and Term		of Financing
Year ended December 31, 2023	Delay	Extension	Extension	Total	Receivable
Commercial real estate	$386	$2,530	$—	$2,916	0.17%
Consumer real estate	—	446	—	446	0.07
Construction and land development	—	690	—	690	0.21
Commercial and industrial	57	—	136	193	0.03
Leases	—	—	—	—	-
Consumer and other	—	—	—	—	-
Total	$443	$3,666	$136	$4,245	0.12%

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023 (dollars in thousands):

	Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Year ended December 31, 2023	(in months)	Delay
Commercial real estate	10	$22
Consumer real estate	16	—
Construction and land development	8	—
Commercial and industrial	30	6
Leases	—	—
Consumer and other	—	—

No loan modifications made to borrowers experiencing financial difficulty defaulted after modification during the year ended December 31, 2023.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, that date the Company adopted ASU 2022-02 (in thousands):

	December 31, 2023
			90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate	$2,530	$—	$—	$386	$2,916
Consumer real estate	446	—	—	—	446
Construction and land development	690	—	—	—	690
Commercial and industrial	—	—	—	193	193
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$3,666	$—	$—	$579	$4,245

As of December 31, 2022, prior to the adoption ASU 2022-02, management had approximately $101 thousand that meet the criteria of TDR, none of which were on nonaccrual.

Foreclosure Proceedings and Balances:

As of December 31, 2023, there were two residential real estate properties totaling $279 thousand in which physical possession had been obtained and included within other real estate owned assets and one property for $281 thousand at December 31, 2022. There were two residential real estate loans totaling $1.2 million in the process of foreclosure at December 31, 2023, and one for $33 thousand at December 31, 2022.

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

	2023	2022
Balance, beginning of year	$14,246	$13,970
Additions	8,653	3,162
Repayments	(2,063)	(2,886)
Balance, end of year	$20,836	$14,246

At December 31, 2023, the Company had pre-approved but unused lines of credit totaling approximately $8.9 million to related parties.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Note 6. Premises and Equipment

A summary of premises and equipment at December 31, is as follows (in thousands):

	Useful Life	2023	2022
Land and land improvements	Indefinite	$21,403	$21,654
Building and leasehold improvements	15-40 years	71,582	69,276
Furniture, fixtures and equipment	3-7 years	24,301	24,601
Construction in progress		2,269	1,762
Total, gross		119,555	117,293
Accumulated depreciation		(26,592)	(24,782)
Total, net		$92,963	$92,511

At December 31, 2023 management estimates the cost necessary to complete the construction in progress will be approximately $2.4 million.

Depreciation and amortization expense relating to premises and equipment was $5.1 million, $4.7 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill and Intangible Assets:

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The Company performs its annual goodwill impairment test as of December 31 of each year, but considering the economic conditions in 2023, the Company performed a Step 1 goodwill impairment test during the second quarter of 2023 (which compares the fair value of a reporting unit with its carrying amount, including goodwill), and the results indicated that there was no impairment. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

The Company’s other intangible assets consist of core deposit intangibles, insurance agency customer relationships and insurance agency tradename. They are initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, the insurance agency customer relationships are amortized over 14 years and the insurance agency tradename is amortized over five years.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	December 31,	December 31,
	2023	2022
Goodwill:
Balance, beginning of period	$96,145	$91,565
Acquisition of Sunbelt	—	4,580
Balance, end of the period	$96,145	$96,145

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
December 31, 2023:
Beginning balance January 1, 2023, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(9,758)	(2,379)	(63)	(12,200)
Balance, December 31, 2023, other intangible assets, net	$7,712	$3,291	$-	$11,003

December 31, 2022:
Beginning balance January 1, 2022, gross	$17,470	$3,722	$63	$21,255
Acquisition of Sunbelt	-	1,948	-	1,948
Balance, December 31, 2022, other intangible assets, gross	17,470	5,670	63	23,203
Less: accumulated amortization	(8,021)	(1,519)	(36)	(9,576)
Balance, December 31, 2022, other intangible assets, net	$9,449	$4,151	$27	$13,627

The aggregate amortization expense for other intangibles assets for the years ended December 31, 2023, 2022, was $2.6 million, respectively, and for the year ended December 31, 2021, was $2.3 million.

The estimated aggregate amortization expense for future periods for other intangible assets is as follows (in thousands):

2024	$2,425
2025	2,256
2026	2,086
2027	1,904
2028	1,139
Thereafter	1,193
Total	$11,003

Note 8. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more was $225.7 million and $147.2 million at December 31, 2023 and 2022, respectively. At December 31, 2023, the scheduled maturities of time deposits are as follows (in thousands):

2024	$474,114
2025	49,474
2026	10,018
2027	9,192
2028	7,670
Thereafter	—
Total	$550,468

As of December 31, 2023, and 2022, there was a fair value adjustment of $106 thousand and $239 thousand, respectively, to time deposits as a result of business combinations.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as "related parties"). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits was $85.0 million and $23.2 million at December 31, 2023 and 2022, respectively.

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

At December 31, 2023 and 2022, the Company had securities sold under agreements to repurchase of $5.1 million and $4.8 million, respectively, with commercial checking customers which were secured by government agency securities. The average balance for 2023 and 2022 was $5.1 million and $5.4 million, respectively. The maximum month-end outstanding balance for 2023 and 2022 was $6.1 million and $5.9 million, respectively. The carrying value of investment securities pledged as collateral under repurchase agreements was $7.6 million and $9.2 million at December 31, 2023 and December 31, 2022, respectively.

Federal Reserve Bank:

The Bank has agreements with the Federal Reserve Bank’s discount window to provide additional funding to the Bank. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans.

At December 31, 2023 and 2022, the funding capacity and loans secured for borrowings was as follows (in thousands):

	2023	2022
Maximum funding capacity	$283,048	$74,054
Borrowings	—	—
Additional funding capacity	$283,048	$74,054
Loans pledged for borrowings	$379,827	$99,728

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Federal Home Loan Bank Advances:

The Bank has agreements with the Federal Home Loan Bank of Cincinnati ("FHLB") that can provide advances to the Bank. All of the advances are secured by a blanket lien on qualifying first mortgages on 1-4 family residential and commercial properties and are pledged as collateral for these advances. There were no securities pledged to FHLB at December 31, 2023 and 2022.

At December 31, 2023 and 2022, the borrowing capacity and loans secured for advances was as follows (in thousands):

	2023	2022
Maximum borrowing capacity	$573,888	$593,759
FHLB advances	—	—
Standby letters of credit	(103,982)	(3,981)
Additional borrowing capacity	$469,906	$589,778
Loans pledged for advances	$809,707	$777,480

The Company had no FHLB advances as of December 31, 2023, and 2022, respectively.

Federal Funds Purchased:

There were no federal funds purchased as of December 31, 2023, and 2022 respectively.

Line of Credit:

The Company has a revolving line of credit for an aggregate amount of $35.0 million at December 31, 2023.  During 2023 the revolving line of credit was increased by $10 million from $25 million at December 31, 2022, and the maturity was extended to February 1, 2025.  At December 31, 2023, and 2022, $8.0 million and $12.5 million, respectively, was outstanding under the line of credit.

Secured Borrowings:

The Bank occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, the Bank has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from the Bank. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the Commercial Real Estate totals above with a corresponding liability reflected in other borrowings. At December 31, 2023 and 2022, the balance of such loans totaled $0 and $24.6 million, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Note 10. Subordinated Debt

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of December 31, 2023 and 2022. Unamortized debt issuance cost was $401 thousand and $485 thousand at December 31, 2023 and 2022, respectively.

The Notes initially bears interest at a rate of 5.625% per annum from and including September 28, 2018, to but excluding October 2, 2023, with interest during this period payable semi-annually in arrears. On October 2, 2023, to but excluding the maturity date or early redemption date, the interest rate will, with the sunset of LIBOR, reset quarterly to an annual floating rate equal to three-month CME Term SOFR, plus 281.161 basis points, with interest during this period payable quarterly in arrears. The reset on October 2, 2023, resulted in the Notes bearing interest at a rate of  8.20642% per annum.  The Notes are redeemable by the Company, in whole or in part, on or after October 2, 2023, and at any time, in whole but not in part, upon the occurrence of certain events. The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

The Notes debt issuance costs totaled $844 thousand and will be amortized through the Notes’ maturity date. Amortization expense totaled $84 thousand for each of the years ended December 31, 2023, 2022 and 2021, respectively.

On September 1, 2021, the Company acquired $2.5 million of subordinated notes (“sub-debt”) from the acquisition of SCB. The sub-debt bears interest at a rate of 6.75% per annum until August 14, 2024, with the interest during this period payable semi-annually in arrears. From and including August 14, 2024, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month term SOFR plus transition spread of 261.61 bases points., with interest during this period payable quarterly in arrears. The sub-debt is redeemable by the Company, in whole or in part, on or after August 14, 2024, and at any time, in whole but not in part, upon the occurrence of certain events. The sub-debt has been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

Note 11. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2035. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		December 31,	December 31,
	Classification	2023	2022
Assets:
Operating lease right-of-use assets	Other assets	$9,894	$9,314
Liabilities:
Operating lease liabilities	Other liabilities	$10,303	$9,457

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception the Company considers the

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

As of December 31, 2023, the weighted average remaining lease term was 9.03 years and the weighted average discount rate was 2.84%.

The Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance. The following table represents lease costs and other lease information for the years ended December 31, (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Lease costs:
Operating lease costs	$1,687	$1,633	$1,222
Variable lease costs	117	100	97
Total	$1,804	$1,733	$1,319
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,421	$1,562	$1,180

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2023 were as follows (in thousands):

Amounts
2024	$1,488
2025	1,393
2026	1,325
2027	1,140
2028	1,135
Thereafter	5,369
Total future minimum lease payments	11,850
Amounts representing interest	(1,547)
Present value of net future minimum lease payments	$10,303

Lease expense for the years ended December 31, 2023, 2022, and 2021, was $1.8 million, $1.7 million and $1.3 million, respectively.

The Company entered into two leasing arrangements for branch offices with companies that are wholly owned by a board of director’s immediate family. The Company has determined that these leasing arrangements were considered economically fair and in the best interest of the Company. For the years ended December 31, 2023, 2022, and 2021, the Company paid $157 thousand, $150 thousand and $150 thousand, respectively, for base rent payments.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Note 12. Income Taxes

Income tax expense in the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021, includes the following (in thousands):

	2023	2022	2021
Current tax expense
Federal	$5,632	$10,412	$8,031
State	692	2,029	855
Deferred tax expense related to:
Federal	1,100	(407)	405
State	209	(148)	238
Total income tax expense	$7,633	$11,886	$9,529

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory income tax rate of 21%. The reasons for this difference are as follows (in thousands):

	2023	2022	2021
Federal income tax expense computed at the statutory rate	$7,607	$11,531	$9,307
State income taxes, net of federal tax benefit	712	1,486	863
Nondeductible acquisition expenses	—	1	94
Tax-exempt interest	(419)	(624)	(568)
Bank-owned life insurance	(413)	(389)	(393)
Tax benefit from stock options	(68)	(170)	(10)
Other	214	51	236
Total income tax expense	$7,633	$11,886	$9,529

The components of the net deferred tax asset, which are included in Other Assets in the consolidated balance sheets, as of December 31, 2023 and 2022, were as follows (in thousands):

	2023	2022
Deferred tax assets:
Allowance for loan losses	$9,075	$6,033
Unfunded commitments	618	22
Fair value adjustments	1,584	3,366
Unrealized losses on investment securities	8,514	11,965
Unrealized losses on hedges	508	337
Other real estate owned	9	258
Deferred compensation	1,132	2,316
Lease liability	2,667	2,445
Federal net operating loss carryforward	4,024	4,335
Other	1,992	1,595
Total deferred tax assets	30,123	32,672
Deferred tax liabilities:
Accumulated depreciation	2,451	2,464
Core deposit intangible	1,774	2,362
Right of use asset	2,561	2,408
Other	1,031	845
Total deferred tax liabilities	7,817	8,079
Net deferred tax asset	$22,306	$24,593

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

At December 31, 2023, the Company has a federal net operating loss carryforward recorded of approximately $19.1 million acquired with the acquisition of SCB.  The net operating loss is subject to Section 382 limitations. The federal net operating loss will begin to expire in 2031. The income tax returns of the Company for 2022, 2021, and 2020 are subject to examination by the federal and state taxing authorities, generally for three years after they were filed.

Note 13. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the years ended December 2023, 2022, and 2021, was $1.8 million, $1.6 million and $1.3 million, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At December 31, 2023, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,674,663 Rights available for future grants or awards.

The Company’s 2015 Stock Incentive Plan has 11,840 Rights issued. In addition, the Company has 4,500 Rights issued from the Cornerstone Non-Qualified Plan Options, which does not have any Rights available for future grants or awards.

Stock Options:

A summary of the activity in these stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2021	79,667	$10.17
Granted	—	—
Exercised	(45,253)	8.75
Forfeited	(2,369)	11.90
Outstanding at December 31, 2022	32,045	12.04
Granted	—	—
Exercised	(15,705)	10.47
Forfeited	—	—
Outstanding at December 31, 2023	16,340	13.55

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Information pertaining to options outstanding at December 31, 2023, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$9.60	4,500	0.17 years	$9.60	4,500	$9.60
15.05	11,840	1.75 years	15.05	11,840	15.05
Outstanding, end of period	16,340	1.31 years	$13.55	16,340	$13.55

The Company did not recognize any stock option-based compensation expense for the year ended December 31, 2023, 2022 and 2021, respectively, as all stock options are fully vested. As of December 31, 2023, all options were fully vested and currently no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

The intrinsic value of options exercised during the year ended December 31, 2023 and 2022 was $242 thousand and $806 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2023, was $179 thousand. Cash received from options exercised under all share-based payment arrangements for the period ended December 31, 2023, was $165 thousand.

No options vested during the year ended December 31, 2023, and 2022, respectively. The income tax benefit recognized for the exercise of options during the periods ended December 31, 2023, 2022, and 2021 was $55 thousand, $209 thousand, and $13 thousand, respectively.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the year ended December 31, 2023 is presented below:

The following table summarizes activity relating to non-vested restricted stock awards:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2022	129,836	$19.61
Granted	91,582	26.13
Vested	(33,058)	22.24
Forfeited/expired	(16,590)	23.31
Balance at December 31, 2023	171,770	$22.22

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the years ended December 31, 2023, 2022 and 2021, was $1.4 million, $1.3 million, and $693 thousand, respectively. As of December 31, 2023, there was $1.5 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 1.76 years. The grant-date fair value of restricted stock awards vested was $735 thousand for the year ended December 31, 2023.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Stock Appreciation Rights ("SARs"):

When SARs are issued, they are assigned an exercisable price based on the closing stock price on the date of grant.  The SARs are recorded at fair market value and adjusted through salaries and employee benefits expense. The SAR’s will be settled through cash based on the difference of Company’s closing stock price on exercise date and original grant date stock price. SARs compensation expense of ($70) thousand, $93 thousand and $256 thousand was recognized for the years ended December 31, 2023, 2022, and 2021, respectively.  The credit adjustment for the year ended December 31, 2023, is related to the fair value evaluation of SARs.

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2021	55,000	$18.21
Granted	—	—
Exercised	(19,000)	18.12
Forfeited/Expired	—	—
Outstanding at December 31, 2022	36,000	18.25
Granted	—	—
Exercised	(16,000)	15.19
Forfeited/Expired	—	—
Outstanding at December 31, 2023	20,000	$20.70

Information pertaining to SARs outstanding at December 31, 2023, is as follows:

	SARs Outstanding			SARs Exercisable
Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$20.70	20,000	1.00 years	$20.70	—	$—

Outstanding, end of period	20,000	1.00 years	$20.70	—	$—

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

A summary of the Company's total contractual amount for all off-balance sheet commitments for the years ended December 31, 2023 and 2022, are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Commitments to extend credit	$716,951	$911,998
Standby letters of credit	7,611	6,897

At December 31, 2023, and 2022, the allowance for these off-balance sheet commitments, included in other liabilities in the consolidated balance sheet, was $2.4 million and $85 thousand, respectively. With the adoption of ASU 2016-13, effective January 1, 2023, there was an increase in the allowance of $3.0 million on these off-balance sheet commitments. The expense (credit) related to the allowance for off-balance sheet commitments during the years ended December 31, 2023, 2022 and 2021, was ($725) thousand, $15 thousand and $9 thousand, respectively.

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At December 31, 2023 and 2022, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant. The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on standby letters of credit for the years ended December 31, 2023, 2022 and 2021.

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

Note 15. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

sufficient to satisfy the fully phased-in conservation buffer. At December 31, 2023, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

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

During the year ended December 31, 2023 the Bank paid $10.0 million in dividends to the Company. No dividends were paid to the Company during the year ended December 31, 2022. Since the fourth quarter of 2019, the Company has paid a quarterly common stock dividend.  During the years ended December 31, 2023, and 2022, the Company paid a quarterly common stock dividend of $0.08 and $0.07 per share, respectively. The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Regulatory Capital Levels:

Actual and required capital levels at December 31, 2023 and 2022 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$448,050	11.80%	$303,658	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	227,744	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	170,808	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	385,795	8.27%	186,672	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$456,134	12.02%	$303,680	8.00%	$379,600	10.00%
Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	227,760	6.00%	303,680	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	170,820	4.50%	246,740	6.50%
Tier 1 Capital (to Average Assets)[2]	427,559	9.18%	186,363	4.00%	232,954	5.00%

December 31, 2022
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$425,957	11.40%	$298,966	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	224,224	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	360,608	9.65%	168,168	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	360,608	7.95%	181,387	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$426,947	11.44%	$298,476	8.00%	$373,094	10.00%
Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	223,857	6.00%	298,476	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	403,613	10.82%	167,892	4.50%	242,511	6.50%
Tier 1 Capital (to Average Assets)	403,613	8.90%	181,383	4.00%	226,729	5.00%
1	The prompt corrective action provisions are applicable at the Bank level only.
2	Average assets for the above calculations were based on the most recent quarter.

Note 16. Concentrations of Credit Risk

The Company originates primarily commercial, residential, and consumer loans to customers in East and Middle Tennessee, Alabama, and Florida. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

Seventy-nine percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market areas. Commercial real estate, including commercial construction loans, represented 56% of the loan portfolio at December 31, 2023, and 58% of the loan portfolio at December 31, 2022. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of other real estate owned is susceptible to changes in real estate conditions in the Company’s primary market areas. The other concentrations of credit by type of loan are set forth in Note 5.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Derivative financial instruments - The fair value for derivative financial instruments and interest rate swap agreements is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters. The derivative financial instruments are generally classified as Level 2.

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023:
Assets:
Securities available-for-sale:
U.S. Treasury	$76,033	$—	$76,033	$—
U.S. Government-sponsored enterprises (GSEs)	48,093	—	48,093	—
Municipal securities	18,276	—	18,276	—
Other debt securities	33,069	—	33,069	—
Mortgage-backed securities (GSEs)	232,939	—	232,939	—
Total securities available-for-sale	408,410	—	408,410	—

Derivative financial instruments and interest rate swap agreements	12,821	—	12,821	—
Total assets at fair value	$421,231	$—	$421,231	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$14,807	$—	$14,807	$—

December 31, 2022:
Assets:
Securities available-for-sale:
U.S. Treasury	$223,653	$—	$223,653	$—
U.S. Government-sponsored enterprises (GSEs)	1,575	—	1,575	—
Municipal securities	18,611	—	18,611	—
Other debt securities	30,551	—	30,551	—
Mortgage-backed securities (GSEs)	209,503	—	209,503	—
Total securities available-for-sale	483,893	—	483,893	—

Derivative financial instruments and interest rate swap agreements	11,834	—	11,834	—
Total assets at fair value	$495,727	$—	$495,727	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,110	$—	$13,110	$—

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, during the years ended December 31, 2023, and 2022, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023:
Collateral dependent loans	$1,295	$—	$—	$1,295
Other real estate owned	279	—	—	279

December 31, 2022:
Collateral dependent loans	$1,536	$—	$—	$1,536
Other real estate owned	915	—	—	915

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
December 31, 2023:
Collateral dependent loans	$1,295	Appraisal	Appraisal discounts	73%
Other real estate owned	279	Appraisal	Appraisal discounts	33%

December 31, 2022:
Collateral dependent loans	$1,536	Appraisal	Appraisal discounts	25%
Other real estate owned	915	Appraisal	Appraisal discounts	29%

Collateral dependent loans: A collateral dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on collateral dependent loans was $3.5 million and $506 thousand as of December 31, 2023, and 2022, respectively.

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

December 31, 2023, 2022 and 2021

the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, a loss is recognized in noninterest expense.

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
December 31, 2023:
Assets:
Cash and cash equivalents	$352,271	$352,271	$—	$—	$352,271
Securities available-for-sale	408,410	—	408,410	—	408,410
Securities held-to-maturity	281,236	—	262,538	—	262,538
Other investments	13,662	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,413,814	—	—	3,308,980	3,308,980
Derivative financial instruments and interest rate swap agreements	12,821	—	12,821	—	12,821

Liabilities:
Noninterest-bearing demand deposits	898,044	—	898,044	—	898,044
Interest-bearing demand deposits	1,006,915	—	1,006,915	—	1,006,915
Money market and savings deposits	1,812,427	—	1,812,427	—	1,812,427
Time deposits	550,468	—	548,397	—	548,397
Borrowings	13,078	—	13,078	—	13,078
Subordinated debt	42,099	—	—	39,882	39,882
Derivative financial instruments and interest rate swap agreements	14,807	—	14,807	—	14,807

December 31, 2022:
Assets:
Cash and cash equivalents	$266,424	$266,424	$—	$—	$266,424
Securities available-for-sale	483,893	—	483,893	—	483,893
Securities held-to-maturity	285,949	—	260,613		260,613
Other investments	15,530	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,232,045	—	—	3,143,921	3,143,921
Derivative financial instruments and interest rate swap agreements	11,834	—	11,834	—	11,834

Liabilities:
Noninterest-bearing demand deposits	1,072,449	—	1,072,449	—	1,072,449
Interest-bearing demand deposits	965,911	—	965,911	—	965,911
Money market and savings deposits	1,583,481	—	1,583,481	—	1,583,481
Time deposits	455,259	—	451,899	—	451,899
Borrowings	41,860	—	41,860	—	41,860
Subordinated debt	42,015	—	—	40,439	40,439
Derivative financial instruments and interest rate swap agreements	13,110	—	13,110	—	13,110

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

December 31, 2023, 2022 and 2021

and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 18. Derivatives Financial Instruments

Derivatives designated as fair value hedges:

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative net investment hedge instrument as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of certain fixed rate securities designated as available-for-sale. The hedging strategy converts the fixed interest rates to SOFR-based variable interest rates. These derivatives are designated as partial term hedges covering specified periods of time prior to the maturity date of the hedged securities. The Company has elected early adoption of ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which allows such partial term hedge designations.

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

Weighted
Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
December 31, 2023:
Interest rate swap agreements - securities	Other liabilities	3.40	4.25%	SOFR Overnight	$27,050	$(536)

December 31, 2022:
Interest rate swap agreements - securities	—	—	—%	—	$—	$—

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

The effects of the Company’s fair value hedge relationships reported in interest income on taxable and tax-exempt AFS securities on the consolidated income statement were as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Interest income on taxable AFS securities	$13,049	$—	$—
Effects of fair value hedge relationships	30	—	—
Reported interest income on taxable AFS securities	$13,079	$—	$—

	Year Ended
	December 31,
	2023	2022	2021
Interest income on tax-exempt AFS securities	$—	$1,550	$2,205
Effects of fair value hedge relationships	—	(336)	(1,050)
Reported interest income on tax-exempt AFS securities	$—	$1,214	$1,155

	Year Ended
	December 31,
Gain (loss) on fair value hedging relationship	2023	2022
Interest rate swap agreements - securities:
Hedged items	$(536)	$—
Derivative designated as hedging instruments	536	—
Carry amount of hedged assets - mortgage backed securities	24,736	—

Derivatives Designated as Cash Flow Hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk. At inception, a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss). Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At December 31, 2023, the Company estimates that in the next 12 months an additional $368 thousand will be reclassified as a decrease in interest income and $245 thousand will be reclassified as an increase in interest expense.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

At December 31, 2023 and 2022, respectively, cash flow hedges are as follows (in thousands):

		December 31, 2023		December 31, 2022
	Balance Sheet	Notional	Estimated	Notional	Estimated
	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedges:
Assets	Other liabilities	$100,000	$(556)	$100,000	$(1,304)
Liabilities	Other liabilities	$150,000	$(881)	$-	$-
Liabilities	Other assets	25,000	7	-	-

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Year ended December 31, 2023
Interest rate swaps - Assets	$(556)	Interest income	$(480)
Interest rate swaps - Liabilities	(874)	Interest expense	411

Year ended December 31, 2022
Interest rate swaps - Assets	$—	Interest income	$—
Interest rate swaps - Liabilities	(1,304)	Interest expense	—

Year ended December 31, 2021
Interest rate swaps - Assets	$—	Interest income	$—
Interest rate swaps - Liabilities	—	Interest expense	—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Total interest income	$218,523	$—	$—
Effects of cash flow hedge relationships	(480)	—	—
Reported total interest income	$218,043	$—	$—

Total interest expense	$88,374	$—	$—
Effects of cash flow hedge relationships	(411)	—	—
Reported total interest expense	$87,963	$—	$—

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

At December 31, 2023, and 2022, respectively, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	December 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$294,133	$12,813	$216,656	$11,834
Liabilities	294,133	(12,813)	216,656	(11,834)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income. Such fees were as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Interest rate swap agreements	$1,421	$2,162	$965

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes. At December 31, 2023 and 2022, respectively, collateral totaling $390 thousand and $1.4 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

Note 19. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Year Ended December 31, 2023
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2022	$(33,616)	$(742)	$—	$(966)	$(35,324)

Other comprehensive income (loss)	4,754	—	(397)	(145)	4,212
Reclassification of amounts included in net income	5,044	110	—	51	5,205
Net other comprehensive income (loss) during period	9,798	110	(397)	(94)	9,417

Ending balance, December 31, 2023	$(23,818)	$(632)	$(397)	$(1,060)	$(25,907)

	Year Ended December 31, 2022
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2021	$25	$665	$753	$—	$1,443

Other comprehensive income (loss)	(34,231)	(1,490)	(56)	(966)	(36,743)
Reclassification of amounts included in net income	590	83	(697)	—	(24)
Net other comprehensive income (loss) during period	(33,641)	(1,407)	(753)	(966)	(36,767)

Ending balance, December 31, 2022	$(33,616)	$(742)	$—	$(966)	$(35,324)

	Year Ended December 31, 2021
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2020	$2,968	$—	$(785)	$—	$2,183

Other comprehensive income (loss)	(2,910)	671	1,538	—	(701)
Reclassification of amounts included in net income	(33)	(6)	—	—	(39)
Net other comprehensive income (loss) during period	(2,943)	665	1,538	—	(740)

Ending balance, December 31, 2021	$25	$665	$753	$—	$1,443

Note 20. Condensed Parent Information

CONDENSED BALANCE SHEETS

December 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
ASSETS:
Cash	$1,522	$6,202
Investment in subsidiary	501,650	475,457
Other assets	7,890	6,130

Total assets	$511,062	$487,789

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$1,077	$822
Other borrowings	50,099	54,515

Total liabilities	51,176	55,337

Shareholders’ equity	459,886	432,452

Total liabilities and shareholders’ equity	$511,062	$487,789

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
INCOME:
Dividends from SmartBank	$10,000	$—	$—
Other income	—	—	2
Total income	10,000	—	2

EXPENSES:
Interest expense	3,597	2,962	2,512
Other operating expenses	937	1,017	1,109
Total expense	4,534	3,979	3,621

Income (loss) before equity in undistributed earnings of subsidiaries and income tax benefit	5,466	(3,979)	(3,619)
Income tax benefit (expense)	1,059	728	888
Income before equity in undistributed net income of subsidiaries	6,525	(3,251)	(2,731)
Equity in undistributed earnings of subsidiaries	22,068	46,273	37,521
Net income	$28,593	$43,022	$34,790
Comprehensive income (loss)	$38,010	$6,255	$34,050

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$28,593	$43,022	$34,790
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiary	(22,068)	(46,273)	(37,521)
Other assets	(1,726)	(544)	(652)
Other liabilities	340	(1,915)	127
Net cash used in operating activities	5,139	(5,710)	(3,256)

Cash flows from investing activities:
Net cash paid for business combinations	—	—	(6,130)
Equity contribution from subsidiary	—	—	10,000
Net cash provided by (used in) investing activities	—	—	3,870

Cash flows from financing activities:
Issuance of common stock, net of restricted shares withheld for taxes	108	191	205
Proceeds from other borrowings	—	5,000	7,500
Repayment borrowings	(4,500)	—	—
Cash dividends paid	(5,427)	(4,724)	(3,728)
Repurchase of common stock	—	—	(1,208)
Net cash (used in) provided by financing activities	(9,819)	467	2,769

Net change in cash and cash equivalents	(4,680)	(5,243)	3,383

Cash and cash equivalents, beginning of year	6,202	11,445	8,062

Cash and cash equivalents, end of period	$1,522	$6,202	$11,445

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SmartFinancial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. SmartFinancial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2023. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, SmartFinancial’s disclosure controls and procedures were effective.

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

Changes in Internal Controls

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 23, 2024 under the headings “Proposal One Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance and Board of Directors,” “Compensation of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 23, 2024 under the headings, “Proposal One Election of the Directors” and “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 23, 2024 under the heading, “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes information concerning SmartFinancial’s equity compensation plans at December 31, 2023:

			Number of
			securities
	(a)		remaining
	Number of	Weighted	available for
	securities to be	average	future issuance
	issued upon	exercise price	(excluding securities
	exercise of	of outstanding	represented in
Plan category	outstanding options	options	column (a))
Equity compensation plans approved by security holders:
2015 Stock Incentive Plan	11,840	15.05	1,674,663
Equity compensation plans not approved by shareholders	4,500	9.60	—
Total	16,340	$13.55	1,674,663

Equity Compensation Plans not Approved by Shareholders

During 2013 and 2014, Cornerstone Bancshares, Inc., the name under which the Company previously operated, issued non-qualified options to employees and directors. These non-qualified options are governed by the grant document issued to the holders. The non-qualified stock options for employees were issued at the market value of the common stock on the grant date and are fully vested. The non-qualified stock options for directors are issued at the market value of the common stock on the grant date and are fully vested. The term of all grants were determined by the compensation committee, not to exceed ten years. As of December 31, 2023, a total of 128,500 non-qualified stock options had been issued to Company employees and directors, of which 4,500 remained outstanding and exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 23, 2024 under the heading, “Proposal One Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 23, 2024 under the heading, “Proposal Two Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)      Financial Statements

The following report and consolidated financial statements of SmartFinancial and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firms (FORVIS, LLP, Louisville, Kentucky, PCAOB ID 686)

Consolidated Balance Sheets as of December 31, 2023, and 2022

Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021

Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)     The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit Index

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of April 13, 2021, by and between SmartFinancial, Inc. and Sevier County Bancshares, Inc.†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed April 14, 2021

2.2	Purchase Agreement, dated as of May 2, 2021, by and among Warren Payne, G. Price Cooper, B. Wade West, Craig Phillipy, and SmartBank†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 3, 2021

2.3	Asset Purchase Agreement, dated as of September 1, 2022, by and among Sunbelt Group, LLC, A. Mark Slater, Jr., and Rains Agency Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed September 9, 2022

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	Description of SmartFinancial Capital Stock	Filed herewith

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016

4.3	Form of Fixed-to-Floating Rate Subordinated Note due October 2, 2028	Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2018

10.1**	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2**	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3**	SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 8-K filed September 2, 2015

10.4**	Form of Incentive Stock Option Certificate under SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.7 to Form 8-K filed September 2, 2015

10.5**	SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.6**	Form of Management Incentive Stock Option Agreement under SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 8-K filed September 2, 2015

10.7	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.8	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.9**	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.10**	Form of Unqualified Stock Option Award Agreement under 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to Form 10-K filed March 30, 2016

10.11**	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 8, 2017

10.12**	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 8, 2017

10.13**	Employment Agreement, dated as of May 22, 2017, by and between SmartBank and Robert Kuhn	Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 7, 2017

10.14*	Capstone Bancshares, Inc. 2008 Long-Term Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2017

10.15*	Form of Award Agreement under Capstone Bancshares, Inc. 2008 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 7, 2017

10.16*	Salary Continuation Agreement, dated August 11, 2010, by and between Capstone Bank and Robert W. Kuhn	Incorporated by reference to Exhibit 10.4 to Form 8-K filed November 7, 2017

10.17	Form of Subordinated Note Purchase Agreement dated September 28, 2018, for SmartFinancial, Inc. Fixed-to-Floating Rate Subordinate Notes due October 2, 2028	Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018

10.18**	Executive Change in Control Agreement with W. Miller Welborn, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 11, 2020

10.19**	Employment Agreement with William Y. Carroll, Jr., dated as of March 9, 2020	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 11, 2020

10.20**	Employment Agreement with Ronald J. Gorczynski, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 11, 2020

10.21	Loan and Security Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2020

10.22	Pledge Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 3, 2020

10.23	First Amendment to Loan and Security Agreement, dated as of September 23, 2021, by and between SmartFinancial, Inc. and ServisFirst Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 28, 2021

10.24	Second Amendment to Loan and Security Agreement, dated as of February 1, 2023, by and between SmartFinancial, Inc. and ServisFirst Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 6, 2023

10.25	Amended and Restated Revolving Note, dated as of February 1, 2023, by and between SmartFinancial, Inc., and ServisFirst Bank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 6, 2023

97.1	SmartFinancial, Inc. Incentive Compensation Recovery Policy	Filed herewith

21.1	SmartFinancial, Inc. List of Subsidiaries	Filed herewith

23.1	Consent of FORVIS, LLP	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.1	Section 906 certification of Principal Executive Officer	Filed herewith

32.2	Section 906 certification of Principal Financial Officer	Filed herewith

101.INS*	Inline XBRL Instance Document	Filed herewith

101.SCH*	Inline XBRL Taxonomy Extension Schema	Filed herewith

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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

SMARTFINANCIAL, INC.

Date: March 15, 2024	By:	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Ron Gorczynski
Ron Gorczynski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Y. Carroll, Jr.	President and Chief Executive Officer and Director	March 15, 2024
William Y. Carroll, Jr.
(Principal Executive Officer)

/s/ Ron Gorczynski	Executive Vice President and Chief Financial Officer	March 15, 2024
Ron Gorczynski
(Principal Financial Officer and Principal Accounting Officer)
/s/ Cathy G. Ackermann	Director	March 15, 2024
Cathy G. Ackermann

/s/ Victor L. Barrett	Director	March 15, 2024
Victor L. Barrett

/s/ William Y. Carroll, Sr.	Director	March 15, 2024
William Y. Carroll, Sr.

/s/ Ted C. Miller	Director	March 15, 2024
Ted C. Miller

/s/ David A. Ogle	Director	March 15, 2024
David A. Ogle

/s/ John Presley	Director	March 15, 2024
John Presley

/s/ Steven B. Tucker	Director	March 15, 2024
Steven B. Tucker

/s/ Miller Welborn	Director	March 15, 2024
Miller Welborn

/s/ Keith E. Whaley	Director	March 15, 2024
Keith E. Whaley

/s/ Geoffrey A. Wolpert	Director	March 15, 2024
Geoffrey A. Wolpert