Form 10-Q
period 2024-03-31
SMARTFINANCIAL INC.
filed 2024-05-09
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37661

(Exact name of registrant as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5401 Kingston Pike, Suite 600 Knoxville, Tennessee	37919
(Address of principal executive offices)	(Zip Code)

865-437-5700	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal
year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Exchange on which Registered
Common Stock, par value $1.00	SMBK	The New York Stock Exchange

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

Yes  ☐    No  ☒

As of May 03, 2024, there were 17,062,704 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	March 31,	December 31,
	2024	2023*
ASSETS:
Cash and due from banks	$48,329	$61,586
Interest-bearing deposits with banks	343,778	233,237
Federal funds sold	85,834	57,448
Total cash and cash equivalents	477,941	352,271
Securities available-for-sale, at fair value	474,347	408,410
Securities held-to-maturity, at amortized cost	180,169	281,236
Other investments	13,718	13,662
Loans held for sale	4,861	4,418
Loans and leases	3,477,555	3,444,462
Less: Allowance for credit losses	(34,203)	(35,066)
Loans and leases, net	3,443,352	3,409,396
Premises and equipment, net	92,694	92,963
Other real estate owned	696	517
Goodwill and other intangibles, net	106,537	107,148
Bank owned life insurance	83,957	83,434
Other assets	76,418	75,932
Total assets	$4,954,690	$4,829,387

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$907,254	$898,044
Interest-bearing demand	996,298	1,006,915
Money market and savings	1,952,410	1,812,427
Time deposits	538,159	550,468
Total deposits	4,394,121	4,267,854
Borrowings	9,849	13,078
Subordinated debt	42,120	42,099
Other liabilities	41,804	46,470
Total liabilities	4,487,894	4,369,501
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 17,056,704 and 16,988,879 shares issued and outstanding, respectively	17,057	16,989
Additional paid-in capital	296,061	295,699
Retained earnings	181,103	173,105
Accumulated other comprehensive income (loss)	(27,425)	(25,907)
Total shareholders' equity	466,796	459,886
Total liabilities and shareholders' equity	$4,954,690	$4,829,387

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Interest income:
Loans and leases, including fees	$50,020	$44,728
Securities:
Taxable	4,548	3,651
Tax-exempt	352	353
Federal funds sold and other earning assets	4,863	4,446
Total interest income	59,783	53,178
Interest expense:
Deposits	27,035	16,346
Borrowings	128	224
Subordinated debt	899	626
Total interest expense	28,062	17,196
Net interest income	31,721	35,982
Provision for credit losses	(440)	550
Net interest income after provision for credit losses	32,161	35,432
Noninterest income:
Service charges on deposit accounts	1,612	1,445
Mortgage banking	280	172
Investment services	1,380	1,005
Insurance commissions	1,103	1,259
Interchange and debit card transaction fees, net	1,253	1,383
Other	2,752	1,661
Total noninterest income	8,380	6,925
Noninterest expense:
Salaries and employee benefits	16,639	16,742
Occupancy and equipment	3,396	3,208
FDIC insurance	915	541
Other real estate and loan related expense	584	572
Advertising and marketing	302	355
Data processing and technology	2,465	2,163
Professional services	924	807
Amortization of intangibles	612	659
Other	2,716	2,482
Total noninterest expense	28,553	27,529
Income before income tax expense	11,988	14,828
Income tax expense	2,630	3,328
Net income	$9,358	$11,500
Earnings per common share:
Basic	$0.56	$0.69
Diluted	$0.55	$0.68
Weighted average common shares outstanding:
Basic	16,849,735	16,791,406
Diluted	16,925,408	16,896,494

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$9,358	$11,500
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	(3,107)	8,276
Tax effect	803	(2,138)
Amortization of unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity	35	40
Tax effect	(9)	(10)
Unrealized gains (losses) on securities available-for-sale, net of tax	(2,278)	6,168
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	420	—
Tax effect	(108)	—
Reclassification adjustment for realized losses (gains) included in net income	106	—
Tax effect	(27)	—
Unrealized gains (losses) on fair value hedged instruments arising during the period, net of tax	391	—
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	460	722
Tax effect	(119)	(186)
Reclassification adjustment for realized losses (gains) included in net income	38	—
Tax effect	(10)	—
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	369	536

Total other comprehensive income (loss)	(1,518)	6,704
Comprehensive income	$7,840	$18,204

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2022	16,900,805	$16,901	$294,330	$156,545	$(35,324)	$432,452
Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	(6,606)	—	(6,606)
Balance, January 1, 2023, adjusted	16,900,805	16,901	294,330	149,939	(35,324)	425,846
Net income	—	—	—	11,500	—	11,500
Other comprehensive income	—	—	—	—	6,704	6,704
Common stock issued pursuant to:
Stock options exercised	15,705	15	150	—	—	165
Restricted stock, net of forfeitures	87,582	88	(88)	—	—	—
Stock compensation expense	—	—	538	—	—	538
Common stock dividend ($0.08 per share)	—	—	—	(1,354)	—	(1,354)
Balance, March 31, 2023	17,004,092	$17,004	$294,930	$160,085	$(28,620)	$443,399

Balance, December 31, 2023	16,988,879	$16,989	$295,699	$173,105	$(25,907)	$459,886
Net income	—	—	—	9,358	—	9,358
Other comprehensive loss	—	—	—	—	(1,518)	(1,518)
Common stock issued pursuant to:
Stock options exercised	4,500	4	39	—	—	43
Restricted stock, net of forfeitures	68,757	69	(69)	—	—	—
Restricted stock withheld for taxes	(5,432)	(5)	(126)	—	—	(131)
Stock compensation expense	—	—	518	—	—	518
Common stock dividend ($0.08 per share)	—	—	—	(1,360)	—	(1,360)
Balance, March 31, 2024	17,056,704	$17,057	$296,061	$181,103	$(27,425)	$466,796

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$9,358	$11,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,460	2,614
Amortization of intangible assets	612	659
Provision for credit losses	(440)	550
Stock compensation expense	518	538
Deferred income tax expense	1,439	3,475
Increase in cash surrender value of bank owned life insurance	(523)	(469)
Net gains from mortgage banking	(250)	(172)
Origination of loans held for sale	(10,825)	(10,319)
Proceeds from sales of loans held for sale	10,632	8,919
Net (gain) loss from sale/disposal of fixed assets	(1,373)	8
Net change in:
Accrued interest receivable	(64)	(217)
Accrued interest payable	(781)	106
Other assets	(1,616)	1,674
Other liabilities	(2,071)	(7,512)
Net cash provided by operating activities	7,076	11,354
Cash flows from investing activities:
Available-for-sale:
Proceeds from maturities, calls and paydowns	11,394	7,554
Purchases	(81,009)	(76,606)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	100,527	628
Proceeds from sales of other investments	—	1,480
Purchases of other investments	(205)	(9)
Net increase in loans and leases	(34,057)	(28,943)
Proceeds from sale of fixed assets	3,248	623
Purchases of premises and equipment	(2,914)	(1,561)
Net cash used in investing activities	(3,016)	(96,834)
Cash flows from financing activities:
Net increase in deposits	126,287	152,493
Net decrease in securities sold under agreements to repurchase	(1,229)	(729)
Repayment of borrowings	(2,000)	(24,585)
Cash dividends paid	(1,360)	(1,354)
Issuance of common stock	43	165
Restricted shares withheld for taxes	(131)	—
Net cash provided by financing activities	121,610	125,990
Net change in cash and cash equivalents	125,670	40,510
Cash and cash equivalents, beginning of period	352,271	266,424
Cash and cash equivalents, end of period	$477,941	$306,934
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$28,843	$17,091
Net cash paid during the period for income taxes	5	19
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	99	—
Acquisition of real estate through foreclosure	179	272

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed assets and deferred taxes, the fair value of financial instruments, goodwill, and the fair value of assets acquired, and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

Recently Issued and Adopted Accounting Pronouncements:

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities.  The guidance is effective for public companies for fiscal years beginning after December 15, 2023. All other entities have an extra year to adopt; early adoption is permitted.  ASU 2022-03 did not have an impact on the Company’s Consolidated Financial Statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” ASU 2023-01 requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 also provides certain practical expedients applicable to private companies and not-for-profit organizations. The guidance is effective for fiscal years beginning after December 15, 2023. ASU 2023-01 did not have an impact on the Company’s Consolidated Financial Statements.

In March 2023, the FASB issued ASU No. 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The guidance is effective for fiscal years beginning after December 15, 2023. ASU 2023-02 did not have an impact on the Company’s Consolidated Financial Statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2023, as filed in its Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC"). The following is a summary of recent authoritative pronouncements issued but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

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

Note 2. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the three months ended March 31, 2024, and March 31, 2023, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Basic earnings per share computation:
Net income available to common shareholders	$9,358	$11,500
Average common shares outstanding – basic	16,849,735	16,791,406
Basic earnings per share	$0.56	$0.69
Diluted earnings per share computation:
Net income available to common shareholders	$9,358	$11,500
Average common shares outstanding – basic	16,849,735	16,791,406
Incremental shares from assumed conversions:
Stock options and restricted stock	75,673	105,088
Average common shares outstanding - diluted	16,925,408	16,896,494
Diluted earnings per common share	$0.55	$0.68

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

The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM are summarized as follows (in thousands):

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$84,065	$—	$(8,790)	$75,275
U.S. Government-sponsored enterprises (GSEs)	48,393	725	(169)	48,949
Municipal securities	18,407	98	(487)	18,018
Other debt securities	39,321	164	(3,546)	35,939
Mortgage-backed securities (GSEs)	319,389	699	(23,922)	296,166
Total	$509,575	$1,686	$(36,914)	$474,347

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$50,030	$—	$(227)	$49,803
U.S. Government-sponsored enterprises (GSEs)	49,032	—	(7,897)	41,135
Municipal securities	52,423	—	(6,582)	45,841
Mortgage-backed securities (GSEs)	28,684	—	(4,250)	24,434
Total	$180,169	$—	$(18,956)	$161,213

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$84,307	$—	$(8,274)	$76,033
U.S. Government-sponsored enterprises (GSEs)	46,983	1,256	(146)	48,093
Municipal securities	18,616	135	(475)	18,276
Other debt securities	36,863	93	(3,887)	33,069
Mortgage-backed securities (GSEs)	254,288	588	(21,937)	232,939
Total	$441,057	$2,072	$(34,719)	$408,410

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,066	$—	$(1,482)	$148,584
U.S. Government-sponsored enterprises (GSEs)	49,336	—	(7,143)	42,193
Municipal securities	52,680	—	(6,178)	46,502
Mortgage-backed securities (GSEs)	29,154	—	(3,895)	25,259
Total	$281,236	$—	$(18,698)	$262,538

At March 31, 2024 and December 31, 2023, securities with a carrying value totaling approximately $444.6 million and $358.3 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the three months ended March 31, 2024, and 2023 there were no gross gains or gross losses related to the sale of investment securities.

The amortized cost and estimated fair value of securities at March 31, 2024, by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$1,280	$1,274
Due from one year to five years	88,430	79,446
Due from five years to ten years	87,487	84,734
Due after ten years	12,989	12,727
	190,186	178,181
Mortgage-backed securities	319,389	296,166
Total	$509,575	$474,347

Held-to-maturity:
Due in one year or less	$50,030	$49,802
Due from one year to five years	745	701
Due from five years to ten years	47,201	40,121
Due after ten years	53,509	46,155
	151,485	136,779
Mortgage-backed securities	28,684	24,434
Total	$180,169	$161,213

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities AFS and HTM have been in a continuous unrealized loss position (in thousands):

	March 31, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$75,276	$(8,790)	9	$75,276	$(8,790)	9
U.S. Government-sponsored enterprises (GSEs)	9,906	(141)	3	6,532	(28)	5	16,438	(169)	8
Municipal securities	2,156	(11)	5	12,565	(476)	19	14,721	(487)	24
Other debt securities	2,408	(41)	2	29,415	(3,505)	26	31,823	(3,546)	28
Mortgage-backed securities (GSEs)	63,256	(831)	21	177,765	(23,091)	87	241,021	(23,922)	108
Total	$77,726	$(1,024)	31	$301,553	$(35,890)	146	$379,279	$(36,914)	177

	March 31, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$49,802	$(227)	2	$49,802	$(227)	2
U.S. Government-sponsored enterprises (GSEs)	—	—	—	41,135	(7,897)	13	41,135	(7,897)	13
Municipal securities	—	—	—	45,840	(6,582)	35	45,840	(6,582)	35
Mortgage-backed securities (GSEs)	—	—	—	24,434	(4,250)	5	24,434	(4,250)	5
Total	$—	$—	—	$161,211	$(18,956)	55	$161,211	$(18,956)	55

	December 31, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$76,033	$(8,274)	9	$76,033	$(8,274)	9
U.S. Government-sponsored enterprises (GSEs)	9,743	(137)	3	1,482	(9)	3	11,225	(146)	6
Municipal securities	2,786	(2)	2	9,849	(473)	17	12,635	(475)	19
Other debt securities	2,986	(17)	2	29,057	(3,870)	26	32,043	(3,887)	28
Mortgage-backed securities (GSEs)	16,401	(229)	8	176,351	(21,708)	88	192,752	(21,937)	96
Total	$31,916	$(385)	15	$292,772	$(34,334)	143	$324,688	$(34,719)	158

	December 31, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$148,584	$(1,482)	4	$148,584	$(1,482)	4
U.S. Government-sponsored enterprises (GSEs)	—	—	—	42,194	(7,143)	13	42,194	(7,143)	13
Municipal securities	—	—	—	46,500	(6,178)	35	46,500	(6,178)	35
Mortgage-backed securities (GSEs)	—	—	—	25,258	(3,895)	5	25,258	(3,895)	5
Total	$—	$—	—	$262,536	$(18,698)	57	$262,536	$(18,698)	57

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company currently does not intend to sell those available-for-sale securities that have an unrealized loss at March 31, 2024, and it is not likely that they we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with available-for-sale securities at March 31, 2024, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2024.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s held-to-maturity portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. treasury securities in addition to U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The held-to-maturity state and municipal securities are general obligation bonds which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of March 31, 2024, continue to perform as scheduled and we do not believe an allowance for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At March 31, 2024, all debt securities classified as held-to-maturity were rated AA- or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses (ACL”)

There were no past due or nonaccrual AFS or HTM securities at March 31, 2024, or December 31, 2023.  Based on the analysis of the underlying risk characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit losses related to AFS or HTM securities recorded during the three months ended March 31, 2024, and 2023, respectively, because the ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2024, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	March 31,	December 31,
	2024	2023
Federal Reserve Bank stock	$9,532	$9,526
Federal Home Loan Bank stock	3,836	3,786
First National Bankers Bank stock	350	350
Total	$13,718	$13,662

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	March 31,	December 31,
	2024	2023
Commercial real estate	$1,743,205	$1,739,205
Consumer real estate	659,209	649,867
Construction and land development	321,860	327,185
Commercial and industrial	667,903	645,918
Leases	71,909	68,752
Consumer and other	13,469	13,535
Total loans and leases	3,477,555	3,444,462
Less: Allowance for credit losses	(34,203)	(35,066)
Loans and leases, net	$3,443,352	$3,409,396

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

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Three Months Ended March 31, 2024
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$15,264	$7,249	$4,874	$6,924	$640	$115	$35,066
Charged-off loans and leases	—	(107)	(441)	(201)	(77)	(94)	(920)
Recoveries of charge-offs	2	79	—	26	—	28	135
Provision charged to expense (1)	(423)	25	271	(108)	94	63	(78)
Ending balance	$14,843	$7,246	$4,704	$6,641	$657	$112	$34,203

	Three Months Ended March 31, 2023
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$10,821	$4,028	$3,059	$3,997	$1,293	$136	$23,334
Impact of adopting ASU 2016-13	879	1,952	2,145	1,451	(683)	13	5,757
PCD gross up	2,652	166	25	27	28	—	2,898
Charged-off loans and leases	—	—	—	(173)	(9)	(133)	(315)
Recoveries of charge-offs	2	5	—	20	—	28	55
Provision charged to expense	174	260	(10)	37	8	81	550
Ending balance	$14,528	$6,411	$5,219	$5,359	$637	$125	$32,279

(1)	In the provision charged to expense there was a release of $362 thousand unfunded commitments through the provision for credit losses not reflected in the three months ended March 31, 2024.

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for loan and lease losses for the three months ended March 31, 2024, and 2023, is ($78) thousand and $550 thousand, respectively. As of March 31, 2024, and December 31, 2023, our allowance for credit losses was $34.2 million and $35.1 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.98% at March 31, 2024, and 1.02% at December 31, 2023.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination (in thousands):

	March 31, 2024
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial real estate
Pass	$26,854	$272,348	$570,319	$420,101	$175,214	$232,580	$15,370	$-	$1,712,786
Watch	-	4,609	1,266	1,930	2,661	10,755	559	-	21,780
Special mention	-	-	3,195	-	-	-	-	-	3,195
Substandard	-	881	-	3,362	308	893	-	-	5,444
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate	26,854	277,838	574,780	425,393	178,183	244,228	15,929	-	1,743,205
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	20,868	123,370	170,452	95,970	52,595	77,419	110,895	818	652,387
Watch	-	255	-	704	115	97	1,548	-	2,719
Special mention	-	-	-	-	-	52	-	-	52
Substandard	-	194	-	176	253	3,321	107	-	4,051
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	20,868	123,819	170,452	96,850	52,963	80,889	112,550	818	659,209
YTD gross charge-offs	-	-	-	-	-	(107)	-	-	(107)

Construction and land development
Pass	44,621	91,788	112,195	16,914	2,349	11,541	33,024	243	312,675
Watch	3	5,600	2,889	221	-	-	-	-	8,713
Special mention	-	438	-	-	-	-	-	-	438
Substandard	-	-	-	34	-	-	-	-	34
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	44,624	97,826	115,084	17,169	2,349	11,541	33,024	243	321,860
YTD gross charge-offs	-	-	-	-	(441)	-	-	-	(441)

Commercial and industrial
Pass	21,783	163,348	156,287	56,170	21,534	32,713	210,622	613	663,070
Watch	-	158	14	2,905	-	-	519	35	3,631
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	183	614	200	129	76	-	-	1,202
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	21,783	163,689	156,915	59,275	21,663	32,789	211,141	648	667,903
YTD gross charge-offs	-	(85)	(116)	-	-	-	-	-	(201)

Leases
Pass	11,038	26,324	24,078	7,176	2,553	740	-	-	71,909
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	11,038	26,324	24,078	7,176	2,553	740	-	-	71,909
YTD gross charge-offs	-	(77)	-	-	-	-	-	-	(77)

Consumer and other
Pass	1,653	4,682	1,602	715	358	392	4,058	-	13,460
Watch	-	-	-	-	-	9	-	-	9
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	1,653	4,682	1,602	715	358	401	4,058	-	13,469
YTD gross charge-offs	-	(39)	(22)	(9)	(7)	(17)	-	-	(94)

Total loans
Pass	126,817	681,860	1,034,933	597,046	254,603	355,385	373,969	1,674	3,426,287
Watch	3	10,622	4,169	5,760	2,776	10,861	2,626	35	36,852
Special mention	-	438	3,195	-	-	52	-	-	3,685
Substandard	-	1,258	614	3,772	690	4,290	107	-	10,731
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$126,820	$694,178	$1,042,911	$606,578	$258,069	$370,588	$376,702	$1,709	$3,477,555
Total YTD gross charge-offs	$-	$(201)	$(138)	$(9)	$(448)	$(124)	$-	$-	$(920)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	March 31, 2024
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$143	$51	$1,068	$1,262	$1,741,943	$1,743,205
Consumer real estate	721	777	492	1,990	657,219	659,209
Construction and land development	—	23	—	23	321,837	321,860
Commercial and industrial	1,817	92	1,843	3,752	664,151	667,903
Leases	881	340	—	1,221	70,688	71,909
Consumer and other	65	23	22	110	13,359	13,469
Total	$3,627	$1,306	$3,425	$8,358	$3,469,197	$3,477,555

	December 31, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$52	$270	$1,660	$1,982	$1,737,223	1,739,205
Consumer real estate	2,216	1,347	561	4,124	645,743	649,867
Construction and land development	631	—	620	1,251	325,934	327,185
Commercial and industrial	956	330	2,286	3,572	642,346	645,918
Leases	1,208	132	212	1,552	67,200	68,752
Consumer and other	80	9	98	187	13,348	13,535
Total	$5,143	$2,088	$5,437	$12,668	$3,431,794	$3,444,462

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at March 31, 2024 and December 31, 2023. Also presented is the balance of loans on nonaccrual status at March 31, 2024 for which there was no related allowance for credit losses recorded (in thousands):

	March 31, 2024			December 31, 2023
	Total	Nonaccrual	Loans Past Due	Total	Nonaccrual	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	With No Allowance	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	for Credit Losses	Still Accruing
Commercial real estate	$1,752	$802	$—	$2,044	$1,352	$—
Consumer real estate	2,466	1,503	—	2,647	1,562	—
Construction and land development	—	—	—	620	—	—
Commercial and industrial	1,953	160	73	2,480	160	—
Leases	—	—	—	140	—	72
Consumer and other	—	—	22	—	—	98
Total	$6,171	$2,465	$95	$7,931	$3,074	$170

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	March 31, 2024
	Real Estate	Other	Total
Commercial real estate	$4,412	$—	$4,412
Consumer real estate	2,445	—	2,445
Construction and land development	—	—	—
Commercial and industrial	—	1,018	1,018
Leases	—	—	—
Consumer and other	—	—	—
Total	$6,857	$1,018	$7,875

	December 31, 2023
	Real Estate	Other	Total
Commercial real estate	$5,155	$—	$5,155
Consumer real estate	2,756	—	2,756
Construction and land development	1,411	—	1,411
Commercial and industrial	—	1,018	1,018
Leases	—	—	—
Consumer and other	—	—	—
Total	$9,322	$1,018	$10,340

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024. There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023 (dollars in thousands):

Payment Delay
	Payment	Term	and Term
Three Months Ended March 31, 2024	Delay	Extension	Extension	Total
Commercial real estate	$—	$200	$—	$200
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$200	$—	$200

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 (dollars in thousands):

Weighted-Average
Term
Extension
Three Months Ended March 31, 2024	(in months)
Commercial real estate	3
Consumer real estate	—
Construction and land development	—
Commercial and industrial	—
Leases	—
Consumer and other	—

No loan modifications made to borrowers experiencing financial difficulty defaulted during the three months ended March 31, 2024, and 2023, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified in the last twelve months, (in thousands):

	March 31, 2024
			90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate	$741	$—	$—	$378	$1,119
Consumer real estate	2,339	50	—	100	2,489
Construction and land development	682	—	—	—	682
Commercial and industrial	—	—	—	129	129
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$3,762	$50	$—	$607	$4,419

Foreclosure Proceedings and Balances:

As of March 31, 2024, there were two residential real estate properties totaling $279 thousand secured by real estate included in other real estate owned and there was two residential real estate loans totaling $694 thousand in the process of foreclosure.

Note 5. Goodwill and Intangible Assets

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

The carrying amount of goodwill at March 31, 2024, and December 31, 2023, was $96.1 million, respectively.

Other intangible assets as of the dates indicated is summarized below (in thousands):

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
March 31, 2024:
Beginning balance January 1, 2024, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(10,183)	(2,565)	(63)	(12,811)
Balance, March 31, 2024, other intangible assets, net	$7,287	$3,105	$-	$10,392

December 31, 2023:
Beginning balance January 1, 2023, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(9,758)	(2,379)	(63)	(12,200)
Balance, December 31, 2023, other intangible assets, net	$7,712	$3,291	$-	$11,003

The aggregate amortization expense for other intangible assets for the three months ended March 31, 2024, and 2023, was $612 thousand and $659 thousand, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2024, the estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2024	$1,813
2025	2,256
2026	2,086
2027	1,904
2028	1,139
Thereafter	1,194
Total	$10,392

Note 6. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At March 31, 2024, total borrowings were $9.8 million compared to $13.1 million at December 31, 2023.  Borrowings consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Securities sold under customer repurchase agreements	$3,849	$5,078
Other borrowings	6,000	8,000
Total	$9,849	$13,078

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $7.4 million and $7.6 million at March 31, 2024 and December 31, 2023, respectively. The average balance of repurchase agreements during the three-month period ended March 31, 2024, and 2023 was $4.8 million and $4.4 million, respectively.  The maximum month-end outstanding balance for the three-month period ended March 31, 2024, and 2023 was $5.3 million and $4.2 million, respectively.

Other Borrowings:

The Company has a revolving line of credit for an aggregate amount of $35 million.  The maturity of the line of credit is February 1, 2025. At March 31, 2024, $6.0 million was outstanding under the line of credit, and $29.0 million of the line of credit remained available to the Company.

Subordinated Debt:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of September 30, 2023 and December 31, 2022. Unamortized debt issuance cost was $380 thousand and $401 thousand at March 31, 2024 and December 31, 2023, respectively.

The Notes initially bears interest at a rate of 5.625% per annum from and including September 28, 2018, to but excluding October 2, 2023, with interest during this period payable semi-annually in arrears. On October 2, 2023, to but excluding the maturity date or early redemption date, the interest rate will, with the sunset of LIBOR, reset quarterly to an annual

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Notes’ unamortized debt issuance costs totaled $380 thousand at March 31, 2024, and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand for the three months ended March 31, 2024, and 2023, respectively.

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

Note 7. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three months ending March 31, 2024, and 2023, was $500 thousand and $466 thousand, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At March 31, 2024, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,605,020 Rights available for future grants or awards.

The Company’s 2015 Stock Incentive Plan has 11,840 Rights issued.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2023	16,340	$13.55
Granted	—	—
Exercised	(4,500)	9.60
Forfeited	—	—
Outstanding at March 31, 2024	11,840	$15.05

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information pertaining to stock options outstanding at March 31, 2024, is as follows:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.05	11,840	1.50 years	$15.05	11,840	$15.05

Outstanding, end of period	11,840	1.50 years	$15.05	11,840	$15.05

The Company did not recognize any stock option-based compensation expense during the three months ended March 31, 2024, and 2023, respectively, as all stock options issued are fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

Stock options of 4,500 and 15,705 shares were exercised during the three month periods ended March 31, 2024, and 2023, respectively.  The income tax benefit recognized for the exercise of options during the three months ended March 31, 2024, and 2023, was $14 thousand and $65 thousand, respectively.

The intrinsic value of options exercised during the three months ended March 31, 2024, and 2023, was $54 thousand and $242 thousand, respectively.  The aggregate intrinsic value of total options outstanding and exercisable options at March 31, 2024, was $71 thousand. Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2024, was $43 thousand.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended March 31, 2024, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2023	171,770	$22.22
Granted	69,643	24.15
Vested	(39,576)	21.28
Forfeited/expired	(886)	26.53
Balance at March 31, 2024	200,951	$23.06

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three months ended March 31, 2024, and 2023, was $518 thousand and $538 thousand, respectively. As of March 31, 2024, there was $2.5 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.47 years. The grant-date fair value of restricted stock awards vested was $842 thousand for the three months ended March 31, 2024.

Stock Appreciation Rights (“SARs”):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2023	20,000	$20.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2024	20,000	$20.70

Information pertaining to SARs outstanding at March 31, 2024, is as follows:

	SARs Outstanding			SARs Exercisable
Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$20.70	20,000	0.75 years	$20.70	20,000	$20.70

Outstanding, end of period	20,000	0.75 years	$20.70	20,000	$20.70

SARs compensation expense of ($56) thousand and ($95) thousand was recognized for the three month periods ended March 31, 2024, and 2023, respectively. The credit in expense for the three month periods ended March 31, 2024, and 2023, respectively, was due to adjustments related to the fair value evaluation of SARs.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8. Commitments and Contingent Liabilities

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Commitments to extend credit	$696,828	$716,951
Standby letters of credit	17,855	7,611

At March 31, 2024, and December 31, 2023, the allowance for credit losses for these off-balance sheet commitments was $2.0 million and $2.4 million, respectively. The expense (credit) related to the allowance for credit losses for off-balance sheet commitments during the three months ended March 31, 2024, and 2023, was ($362) thousand and $75 thousand, respectively.

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At March 31, 2024 and December 31, 2023, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

Note 9. Fair Value Disclosures

Determination of Fair Value:

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurements and Disclosures” ASC Topic 820, the

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following methodologies were used by the Company in estimating fair value disclosures for financial instruments measured on a recurring basis:

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024:
Assets:
Securities available-for-sale:
U.S. Treasury	$75,275	$—	$75,275	$—
U.S. Government-sponsored enterprises (GSEs)	48,949	—	48,949	—
Municipal securities	18,018	—	18,018	—
Other debt securities	35,939	—	35,939	—
Mortgage-backed securities (GSEs)	296,166	—	296,166	—
Total securities available-for-sale	474,347	—	474,347	—

Derivative financial instruments and interest rate swap agreements	12,949	—	12,949	—
Total assets at fair value	$487,296	$—	$487,296	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,907	$—	$13,907	$—

December 31, 2023:
Assets:
Securities available-for-sale:
U.S. Treasury	$76,033	$—	$76,033	$—
U.S. Government-sponsored enterprises (GSEs)	48,093	—	48,093	—
Municipal securities	18,276	—	18,276	—
Other debt securities	33,069	—	33,069	—
Mortgage-backed securities (GSEs)	232,939	—	232,939	—
Total securities available-for-sale	408,410	—	408,410	—

Derivative financial instruments and interest rate swap agreements	12,821	—	12,821	—
Total assets at fair value	$421,231	$—	$421,231	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$14,807	$—	$14,807	$—

During the three months ending March 31, 2024 and twelve months ended December 31, 2023, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024:
Collateral dependent loans	$653	$—	$—	$653
Other real estate owned	179	—	—	179

December 31, 2023:
Collateral dependent loans	$1,295	$—	$—	$1,295
Other real estate owned	279	—	—	279

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
March 31, 2024:
Collateral dependent loans	$653	Appraisal	Appraisal discounts	79%
Other real estate owned	179	Appraisal	Appraisal discounts	35%

December 31, 2023:
Collateral dependent loans	$1,295	Appraisal	Appraisal discounts	73%
Other real estate owned	279	Appraisal	Appraisal discounts	33%

Collateral dependent loans: A collateral dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on collateral dependent loans was $3.1 million and $3.5 million as of March 31, 2024, and December 31, 2023, respectively.

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
March 31, 2024:
Assets:
Cash and cash equivalents	$477,941	$477,941	$—	$—	$477,941
Securities available-for-sale	474,347	—	474,347	—	474,347
Securities held-to-maturity	180,169	—	161,213	—	161,213
Other investments	13,718	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,448,213	—	—	3,295,376	3,295,376
Derivative financial instruments and interest rate swap agreements	12,949	—	12,949	—	12,949

Liabilities:
Noninterest-bearing demand deposits	907,254	—	907,254	—	907,254
Interest-bearing demand deposits	996,298	—	996,298	—	996,298
Money market and savings deposits	1,952,410	—	1,952,410	—	1,952,410
Time deposits	538,159	—	534,548	—	534,548
Borrowings	9,849	—	9,849	—	9,849
Subordinated debt	42,120	—	—	39,903	39,903
Derivative financial instruments and interest rate swap agreements	13,907	—	13,907	—	13,907

December 31, 2023:
Assets:
Cash and cash equivalents	$352,271	$352,271	$—	$—	$352,271
Securities available-for-sale	408,410	—	408,410	—	408,410
Securities held-to-maturity	281,236	—	262,538		262,538
Other investments	13,662	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,413,814	—	—	3,308,980	3,308,980
Derivative financial instruments and interest rate swap agreements	12,821	—	12,821	—	12,821

Liabilities:
Noninterest-bearing demand deposits	898,044	—	898,044	—	898,044
Interest-bearing demand deposits	1,006,915	—	1,006,915	—	1,006,915
Money market and savings deposits	1,812,427	—	1,812,427	—	1,812,427
Time deposits	550,468	—	548,397	—	548,397
Borrowings	13,078	—	13,078	—	13,078
Subordinated debt	42,099	—	—	39,822	39,822
Derivative financial instruments and interest rate swap agreements	14,807	—	14,807	—	14,807

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

Note 10.Derivatives Financial Instruments

Derivatives designated as fair value hedges:

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative net investment hedge instrument as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of certain fixed rate securities designated as available-for-sale. The hedging strategy converts the fixed interest rates to SOFR-based variable interest rates. These derivatives are designated as partial term hedges covering specified periods of time prior to the maturity date of the hedged securities. The Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities in 2018, which allows such partial term hedge designations.

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
March 31, 2024:
Interest rate swap agreements - securities	Other assets	3.38	4.24%	SOFR Overnight	$26,457	$91
Interest rate swap agreements - securities	Other liabilities	1.96	4.28%	SOFR Overnight	$22,050	$(100)

December 31, 2023:
Interest rate swap agreements - securities	Other liabilities	3.40	4.25%	SOFR Overnight	$27,050	$(536)

The effects of the Company’s fair value hedge relationships reported in interest income on taxable AFS securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Interest income on taxable AFS securities	$4,442	$3,651
Effects of fair value hedge relationships	106	—
Reported interest income on taxable AFS securities	$4,548	$3,651

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Gain (loss) on fair value hedging relationship	2024	2023
Interest rate swap agreements - securities:
Hedged items	$(9)	$—
Derivative designated as hedging instruments	9	—
Carry amount of hedged assets - mortgage backed securities	48,507	—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivatives Designated as Cash Flow Hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk. At inception, a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss). Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At March 31, 2024, the Company estimates that in the next 12 months an additional $368 thousand will be reclassified as a decrease in interest income and $259 thousand will be reclassified as a decrease in interest expense.

At March 31, 2024 and December 31, 2023, cash flow hedges are as follows (in thousands):

	March 31, 2024			December 31, 2023
	Balance Sheet	Notional	Estimated	Balance Sheet	Notional	Estimated
	Location	Amount	Fair Value	Location	Amount	Fair Value
Cash flow hedges:
Assets	Other liabilities	$100,000	$(1,121)	Other liabilities	$100,000	$(556)
Liabilities	Other assets	150,000	207	Other liabilities	150,000	(881)
Liabilities	Other liabilities	25,000	(18)	Other assets	25,000	7

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Three Months Ended March 31, 2024
Interest rate swaps - Assets	$(1,121)	Interest income	$(204)
Interest rate swaps - Liabilities	189	Interest expense	(242)

Three Months Ended March 31, 2023
Interest rate swaps - Assets	$(581)	Interest income	$(6)
Interest rate swaps - Liabilities	—	Interest expense	—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Total interest income	$59,987	$53,184
Effects of cash flow hedge relationships	(204)	(6)
Reported total interest income	$59,783	$53,178

Total interest expense	$28,304	$17,196
Effects of cash flow hedge relationships	(242)	—
Reported total interest expense	$28,062	$17,196

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

At March 31, 2024 and December 31, 2023, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	March 31, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$289,187	$12,651	$294,133	$12,813
Liabilities	289,187	(12,651)	294,133	(12,813)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Interest rate swap agreements	$113	$338

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At March 31, 2024, collateral totaling $670 thousand and $390 thousand at December 31, 2023, was pledged to the derivative counterparties to comply with collateral requirements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company follows the guidance of ASU Topic 842.

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		March 31,	December 31,
	Classification	2024	2023
Assets:
Operating lease right-of-use assets	Other assets	$9,681	$9,894
Liabilities:
Operating lease liabilities	Other liabilities	$10,119	$10,303

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

As of March 31, 2024, the weighted average remaining lease term was 8.78 years and the weighted average discount rate was 2.88%.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

	Three Months Ended
	March 31,
	2024	2023
Lease costs:
Operating lease costs	$451	$404
Variable lease costs	30	23
Total	$481	$427
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$421	$379

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2024, were as follows (in thousands):

Amounts
Remainder of 2024	$1,198
2025	1,407
2026	1,334
2027	1,149
2028	1,144
Thereafter	5,371
Total future minimum lease payments	11,603
Amounts representing interest	(1,484)
Present value of net future minimum lease payments	$10,119

Note 12. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At March 31, 2024, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the “well capitalized” regulatory classification.

In December 2018, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”) issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provided an option to phase in over a three-year period on a straight line basis the day-one impact of the adoption on earnings and tier one capital. The Company adopted ASU 2016-13 on January 1, 2023, and has chosen the three year phase in option.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2024, the Bank paid $5 million in dividends to the Company, and the Company paid a quarterly common stock dividend of $0.08 per share.    The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at March 31, 2024, and December 31, 2023 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$456,659	11.85%	$308,231	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	393,088	10.20%	231,173	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	393,088	10.20%	173,380	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	393,088	8.23%	191,043	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$462,143	12.00%	$307,991	8.00%	$384,989	10.00%
Tier 1 Capital (to Risk Weighted Assets)	432,268	11.23%	230,993	6.00%	307,991	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	432,268	11.23%	173,245	4.50%	250,243	6.50%
Tier 1 Capital (to Average Assets)[2]	432,268	9.07%	190,725	4.00%	238,406	5.00%

December 31, 2023
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$448,050	11.80%	$303,658	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	227,744	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	170,808	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	385,795	8.27%	186,672	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$456,134	12.02%	$303,680	8.00%	$379,600	10.00%
Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	227,760	6.00%	303,680	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	170,820	4.50%	246,740	6.50%
Tier 1 Capital (to Average Assets)	427,559	9.18%	186,363	4.00%	232,954	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), presented net of tax, were as follows (in thousands):

	Three Months Ended March 31, 2024
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2023	$(23,818)	$(632)	$(397)	$(1,060)	$(25,907)

Other comprehensive income (loss)	(2,304)	—	312	341	(1,651)
Reclassification of amounts included in net income	—	26	79	28	133
Net other comprehensive income (loss) during period	(2,304)	26	391	369	(1,518)

Ending balance, March 31, 2024	$(26,122)	$(606)	$(6)	$(691)	$(27,425)

	Three Months Ended March 31, 2023
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2022	$(33,616)	$(742)	$—	$(966)	$(35,324)

Other comprehensive income (loss)	6,138	—	—	536	6,674
Reclassification of amounts included in net income	—	30	—	—	30
Net other comprehensive income (loss) during period	6,138	30	—	536	6,704

Ending balance, March 31, 2023	$(27,478)	$(712)	$—	$(430)	$(28,620)

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Tennessee), including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business;

●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market, including as a result of increased remote working, which may be exacerbated by recent developments in generative artificial intelligence;
●	results of examinations by our primary regulators, the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, as well as legislative, tax and regulatory changes that impact the money supply and inflation;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	changes in accounting principles, policies, or guidelines, including the impact of ASU 2016-13 Current Expected Credit Loss (“CECL”);
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Critical Accounting Estimates

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate.  The most significant accounting policies we follow are presented in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements.  These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no other significant changes in the Company’s application of critical accounting policies since December 31, 2023.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the first quarter of 2024:

●	Net income totaled $9.4 million, or $0.55 per diluted common share, during the first quarter of 2024 compared to $11.5 million, or $0.68 per diluted common share, for the same period in 2023.
●	Annualized return on average assets for the three months ended March 31, 2024, and 2023 was 0.77% and 0.97%, respectively.
●	Net organic loan and lease increased year-to-date for 2024, with net loans and leases increasing $34.0 million from December 31, 2023.
●	Deposit growth of $126.3 million from December 31, 2023.

Selected Financial Information

The following is a summary of certain financial information for the three month periods ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023 (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023	Change
Income Statement:
Interest income	$59,783	$53,178	$6,605
Interest expense	28,062	17,196	10,866
Net interest income	31,721	35,982	(4,261)
Provision for credit losses	(440)	550	(990)
Net interest income after provision for credit losses	32,161	35,432	(3,271)
Noninterest income	8,380	6,925	1,455
Noninterest expense	28,553	27,529	1,024
Income before income taxes	11,988	14,828	(2,840)
Income tax expense	2,630	3,328	(698)
Net income	$9,358	$11,500	$(2,142)

Per Share Data:
Basic income per common share	$0.56	$0.69	$(0.13)
Diluted income per common share	$0.55	$0.68	$(0.14)

Performance Ratios:
Return on average assets	0.77%	0.97%	(0.20)%
Return on average shareholders' equity	8.16%	10.79%	(2.62)%

	March 31,	December 31,
	2024	2023	Change
Balance Sheet:
Loans and leases, net	$3,443,352	$3,409,396	$33,956
Deposits	4,394,121	4,267,854	126,267

Analysis of Results of Operations

First quarter of 2024 compared to 2023

Net income was $9.4 million, or $0.55 per diluted common share, for the first quarter of 2024, compared to $11.5 million, or $0.68 per diluted common share, for the first quarter of 2023.  For the three months ended March 31, 2024, when compared to the comparable period in 2023, the decrease in net income of $2.1 million was due to a decrease in net interest income after provision for loan and lease losses of $3.3 million, offset by an increase in noninterest income of $1.5 million and noninterest expense of $1.0 million and a decrease in income tax expense of $698 thousand.  The tax equivalent net interest margin was 2.85% for the first quarter of 2024, compared to 3.31% for the first quarter of 2023. Noninterest income to average assets was 0.69% for the first quarter of 2024, increasing from 0.59% for the first quarter of 2023. Noninterest expense to average assets increased to 2.35% in the first quarter of 2024, from 2.33% in the first quarter of 2023.

Net Interest Income and Yield Analysis

First quarter of 2024 compared to 2023

Net interest income, taxable equivalent, decreased to $31.8 million for the first quarter of 2024, down from $36.1 million for the first quarter of 2023. Net interest income was positively impacted by the increase in balances of loans and leases and the increase in yield/rate on these interest-earning assets, offset by the increase in the cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.43 billion for the first quarter of 2023, to $4.50 billion for the first quarter of 2024, primarily from the increase in our average loan and lease balances from the Company’s continued organic loan and lease growth, which was offset by decreases average securities and average cash balances. Over this period, average loan and lease balances increased by $200.0 million and average interest-bearing deposits increased by $208.8 million.  Average securities decreased by $104.1 million, average federal funds sold and other interest earning assets decreased by $24.3 million, average borrowings decreased by $5.6 million and noninterest-bearing deposits decreased by

$142.8 million. The tax equivalent net interest margin decreased to 2.85% for the first quarter of 2024, compared to 3.31% for the first quarter of 2023. The yield on earning assets increased from 4.88% for the first quarter of 2023, to 5.36% for the first quarter of 2024, primarily due the deployment of excess cash and cash equivalents into loans and leases and the increase in rates by the Federal Reserve. The cost of average interest-bearing deposits increased from 2.05% for the first quarter of 2023, to 3.16% for the first quarter of 2024, primarily due to the increase in rates by the Federal Reserve and increased pricing competition.

The following table summarizes the major components of net interest income and the related yields and costs for the period presented (dollars in thousands):

	Three Months Ended March 31,
	2024			2023
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans and leases, including fees	$3,458,109	$50,020	5.82%	$3,258,452	$44,728	5.57%
Taxable securities	620,805	4,548	2.95%	723,540	3,651	2.05%
Tax-exempt securities[1]	64,161	445	2.79%	65,547	447	2.77%
Federal funds sold and other earning assets	353,913	4,863	5.53%	378,253	4,446	4.77%
Total interest-earning assets	4,496,988	59,876	5.36%	4,425,792	53,272	4.88%
Noninterest-earning assets	380,231			359,996
Total assets	$4,877,219			$4,785,788

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$996,147	6,060	2.45%	$944,132	4,227	1.82%
Money market and savings deposits	1,904,855	16,149	3.41%	1,820,455	10,381	2.31%
Time deposits	541,792	4,826	3.58%	469,361	1,738	1.50%
Total interest-bearing deposits	3,442,794	27,035	3.16%	3,233,948	16,346	2.05%
Borrowings	11,245	128	4.58%	16,858	224	5.39%
Subordinated debt	42,107	899	8.59%	42,022	626	6.04%
Total interest-bearing liabilities	3,496,146	28,062	3.23%	3,292,828	17,196	2.12%
Noninterest-bearing deposits	872,840			1,015,670
Other liabilities	47,085			44,908
Total liabilities	4,416,071			4,353,406
Shareholders' equity	461,148			432,382
Total liabilities and shareholders’ equity	$4,877,219			$4,785,788
Net interest income, taxable equivalent		$31,814			$36,076
Interest rate spread			2.13%			2.76%
Tax equivalent net interest margin			2.85%			3.31%

Percentage of average interest-earning assets to average interest-bearing liabilities			128.63%			134.41%
Percentage of average equity to average assets			9.46%			9.03%

1Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $93 thousand and $94 thousands for the three months ended March 31, 2024, and 2023, respectively.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Service charges on deposit accounts	$1,612	$1,445	$167
Mortgage banking	280	172	108
Investment services	1,380	1,005	375
Insurance commissions	1,103	1,259	(156)
Interchange and debit card transaction fees, net	1,253	1,383	(130)
Other	2,752	1,661	1,091
Total noninterest income	$8,380	$6,925	$1,455

First quarter of 2024 compared to 2023

Noninterest income increased by $1.5 million during the first quarter of 2024 compared to the same period in 2023. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in investment services, related to organic growth and the new Dothan, Alabama advisory team hired during the second quarter of 2023; and
●	Increase in other, primarily related to the $1.3 million gain on sale of a former branch building.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Salaries and employee benefits	$16,639	$16,742	$(103)
Occupancy and equipment	3,396	3,208	188
FDIC insurance	915	541	374
Other real estate and loan related expense	584	572	12
Advertising and marketing	302	355	(53)
Data processing and technology	2,465	2,163	302
Professional services	924	807	117
Amortization of intangibles	612	659	(47)
Other	2,716	2,482	234
Total noninterest expense	$28,553	$27,529	$1,024

First quarter of 2024 compared to 2023

Noninterest expense increased by $1.0 million in the first quarter of 2024 as compared to the same period in 2023. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in FDIC insurance, related to continued asset growth; and
●	Increase in data processing and technology, as a result of overall franchise growth and enhancements to our core systems.

Taxes

First quarter of 2024 compared to 2023

In the first quarter of 2024 income tax expense totaled $2.6 million compared to $3.3 million in the first quarter of 2023. The effective tax rate was approximately 21.9% in the first quarter of 2024 compared to 22.4% in the first quarter of 2023.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding of approximately $3.44 billion at March 31, 2024, compared to $3.41 billion at December 31, 2023. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	March 31,	Gross	December 31,	Gross
	2024	Total	2023	Total
Commercial real estate	$1,743,205	50.0%	$1,739,205	50.4%
Consumer real estate	659,209	19.0%	649,867	18.9%
Construction and land development	321,860	9.3%	327,185	9.5%
Commercial and industrial	667,903	19.2%	645,918	18.8%
Leases	71,909	2.1%	68,752	2.0%
Consumer and other	13,469	0.4%	13,535	0.4%
Total loans and leases	3,477,555	100.0%	3,444,462	100.0%
Less: Allowance for credit losses	(34,203)		(35,066)
Loans and leases, net	$3,443,352		$3,409,396

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at March 31, 2024, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$90,253	$1,021,801	$624,311	$6,840	$1,743,205	$1,029,786	$623,166
Consumer real estate-mortgage	38,160	205,064	199,501	216,484	659,209	270,711	350,338
Construction and land development	97,400	109,344	82,506	32,610	321,860	100,196	124,264
Commercial and industrial	193,308	371,871	96,949	5,775	667,903	358,873	115,722
Leases	2,325	69,434	150	—	71,909	69,584	—
Consumer and other	6,503	6,472	460	34	13,469	6,666	300
Total loans and leases	$427,949	$1,783,986	$1,003,877	$261,743	$3,477,555	$1,835,816	$1,213,790

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases as a percentage of total gross loans and leases, net of deferred fees, was 0.18% as of March 31, 2024, and 0.24% December 31, 2023, respectively. Total nonperforming assets as a percentage of total assets was 0.18% as of March 31, 2024, and 0.20% as of December 31, 2023, respectively.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days and 90 days or more past due, excluding nonaccrual loans for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
March 31, 2024
Commercial real estate	$1,743,205	$193	0.01%	$-	-%	$193	0.01%
Consumer real estate	659,209	1,128	0.17	-	-	1,128	0.17
Construction and land development	321,860	23	0.01	-	-	23	0.01
Commercial and industrial	667,903	1,911	0.29	73	0.01	1,984	0.30
Leases	71,909	1,222	1.70	-	-	1,222	1.70
Consumer and other	13,469	89	0.66	22	0.16	111	0.82
Total	$3,477,555	$4,566	0.13	$95	-	$4,661	0.13

December 31, 2023
Commercial real estate	$1,739,205	$322	0.02%	$-	-%	$322	0.02%
Consumer real estate	649,867	2,229	0.34	-	-	2,229	0.34
Construction and land development	327,185	631	0.19	-	-	631	0.19
Commercial and industrial	645,918	1,286	0.20	-	-	1,286	0.20
Leases	68,752	1,340	1.95	72	0.10	1,412	2.05
Consumer and other	13,535	89	0.66	98	0.72	187	1.38
Total	$3,444,462	$5,897	0.17	$170	-	$6,067	0.18

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	March 31, 2024			December 31, 2023
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate	$1,743,205	$1,752	0.10%	$1,739,205	$2,044	0.12%
Consumer real estate	659,209	2,466	0.37	649,867	2,647	0.41
Construction and land development	321,860	-	-	327,185	620	0.19
Commercial and industrial	667,903	1,953	0.29	645,918	2,480	0.38
Leases	71,909	-	-	68,752	140	0.20
Consumer and other	13,469	-	-	13,535	-	-
Total	$3,477,555	$6,171	0.18	$3,444,462	$7,931	0.23

Allowance for credit losses to nonaccrual loans		554.25%			424.75%

Allocation of the Allowance for Credit Losses

We maintain the allowance at a level that we deem appropriate to adequately cover change in the loan and lease portfolio. Our provision for credit losses for loans and leases for the three months ended March 31, 2024, is ($78) thousand compared to $550 thousand in the same period of 2023, a decrease of $628 thousand.  As of March 31, 2024, and December 31, 2023, our allowance for credit losses was $34.2 million and $35.1 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for credit loss as a percentage of total loans and leases was 0.98% at March 31, 2024 and 1.02% at December 31, 2023, respectively.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
March 31, 2024
Commercial real estate	$14,843	50.0%	$1,743,205	0.85%
Consumer real estate	7,246	19.0	659,209	1.10
Construction and land development	4,704	9.3	321,860	1.46
Commercial and industrial	6,641	19.2	667,903	0.99
Leases	657	2.1	71,909	0.91
Consumer and other	112	0.4	13,469	0.83
Total	$34,203	100.0%	$3,477,555	0.98

December 31, 2023
Commercial real estate	$15,264	50.4%	$1,739,205	0.88%
Consumer real estate	7,249	18.9	649,867	1.12
Construction and land development	4,874	9.5	327,185	1.49
Commercial and industrial	6,924	18.8	645,918	1.07
Leases	640	2.0	68,752	0.93
Consumer and other	115	0.4	13,535	0.85
Total	$35,066	100.0%	$3,444,462	1.02

The allowance associated with the individually evaluated loans and leases were approximately $3.1 million at March 31, 2024, compared to $3.5 million at December 31, 2023.

Analysis of the Allowance for Credit Losses

The following is a summary of changes in the allowance for credit losses for the periods presented including the ratio of the allowance for credit losses to total loans and leases as of the end of each period (dollars in thousands):

				Ratio of Net (charge-offs)
	Provision for	Net (charge-offs)	Average	Recoveries to
	Credit Losses	Recoveries	Loans	Average Loans
Three Months Ended March 31, 2024
Commercial real estate	$(423)	$2	$1,739,745	-%
Consumer real estate	25	(28)	653,990	-
Construction and land development	271	(441)	324,251	(0.14)
Commercial and industrial	(108)	(175)	656,360	(0.03)
Leases	94	(77)	70,272	(0.11)
Consumer and other	63	(66)	13,491	(0.49)
Total	$(78)	$(785)	$3,458,109	(0.02)

Three Months Ended March 31, 2023
Commercial real estate	$174	2	$1,627,025	-%
Consumer real estate	260	5	595,469	-
Construction and land development	(10)	-	393,260	-
Commercial and industrial	37	(153)	559,920	(0.03)
Leases	8	(9)	67,373	(0.01)
Consumer and other	81	(105)	15,405	(0.68)
Total	$550	$(260)	$3,258,452	(0.01)

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio decreased from $689.6 million at December 31, 2023, to $654.5 million at March 31, 2024, primarily as a result of Treasury securities maturities. Our securities to asset ratio has decreased from 14.3% at December 31, 2023, to 13.2% at March 31, 2024.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at March 31, 2024 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$84,065	1.27%	$—	-%	$—	-%	$84,065	1.27%
U.S. Government agencies	1,280	4.50	183	6.75	43,836	6.87	3,094	5.92	48,393	6.75
State and political subdivisions	—	-	3,186	2.74	5,826	3.22	9,395	3.72	18,407	3.39
Other debt securities	—	-	996	4.18	37,825	5.05	500	4.50	39,321	5.02
Mortgage-backed securities	12	1.87	10,937	1.44	121,549	3.54	186,891	3.68	319,389	3.55
Total securities	$1,292	4.48	$99,367	1.37	$209,036	4.50	$199,880	3.72	$509,575	3.58

Held-to-maturity:
U.S. Treasury	$50,030	1.71%	$—	-%	$—	-%	$—	-%	$50,030	1.71%
U.S. Government agencies	—	-	—	-	42,711	1.84	6,321	2.01	49,032	1.86
State and political subdivisions	—	-	745	1.32	4,490	2.17	47,188	2.14	52,423	2.13
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,818	2.14	23,866	2.12	28,684	2.12
Total securities	$50,030	1.71	$745	1.32	$52,019	1.90	$77,375	2.13	$180,169	1.94
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2024, brokered deposits represented approximately 0.39% of total deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three month periods ending March 31, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$872,840	20.2%	—%	$1,015,670	23.9%	—%
Interest-bearing demand	996,147	23.1%	2.45%	944,132	22.2%	1.82%
Money market and savings	1,904,855	44.1%	3.41%	1,820,455	42.8%	2.31%
Time deposits	541,792	12.6%	3.58%	469,361	11.0%	1.50%
Total average deposits	$4,315,634	100.0%	2.52%	$4,249,618	100.0%	1.56%

The Company believes its deposit product offerings are properly structured to attract and retain core deposit relationships. The average cost of interest-bearing deposits for the three months ended March 31, 2024, and 2023, was 3.16% and 2.05%, respectively. The cost increase was primarily attributable to the rate increases.

Total deposits as of March 31, 2024, were $4.39 billion, which was an increase of $126.3 million from December 31, 2023. This increase was primarily from organic deposit growth. As of March 31, 2024, the Company had outstanding time deposits under $250,000 with balances of $318.4 million and time deposits over $250,000 with balances of $219.7 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

March 31,
2024
Three months or less	$43,585
Three to six months	66,780
Six to twelve months	78,031
More than twelve months	31,345
Total	$219,741

The Company's estimated uninsured deposits totaled $1.92 billion at March 31, 2024, compared to $1.76 billion at December 31, 2023, representing 43.7% and 41.3% of total deposits at March 31, 2024, and December 31, 2023, respectively.  These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be down-streamed as Tier 1 capital to the Bank. Borrowings totaled $9.8 million at March 31, 2024, and consisted of short-term borrowings of $6.0 million, and $3.8 million of securities sold under repurchase agreements. Long-term debt totaled $42.1 million at March 31, 2024, and December 31, 2023, respectively, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements – Note 6 – Borrowings, Line of Credit and Subordinated Debt.”

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At March 31, 2024 and December 31, 2023, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements – Note 12 – Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At March 31, 2024, we had $696.8 million of pre-approved but unused lines of credit and $17.9 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements – Note 8 – Commitments and Contingent Liabilities.”

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

Estimated % Change in Net Interest Income Over 12 Months
March 31, 2024:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.72)%
200 basis points increase	(1.16)%
100 basis points decrease	(0.15)%
200 basis points decrease	(1.18)%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
March 31, 2024:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.65)%
200 basis points increase	(2.33)%
100 basis points decrease	(0.72)%
200 basis points decrease	(3.24)%

At March 31, 2024, our model results indicated that we were within our policy limits.

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

The Company has $51.3 million in securities that mature throughout the next 12 months. The Company also has unused borrowing capacity in the amount of $906.5 million available with the Federal Reserve, Federal Home Loan Bank, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

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

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I – Item 1A – Risk Factors” in our Form 10-K for the year ended December 31, 2023. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Please be aware that these risks may change over time and other risks may prove to be important in the future.

There are no material changes during the period covered by this report to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of March 31, 2024, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended March 31, 2024.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
January 1, 2024 to January 31, 2024	—	$—	—	$4,484
February 1, 2024 to February 29, 2024	—	—	—	4,484
March 1, 2024 to March 31, 2024	—	—	—	4,484
Total	—	$—	—	$4,484

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	Not applicable
(b)	Not applicable
(c)	Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

Item 6. Exhibits

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated as of September 1, 2022, by Sunbelt Group, LLC, A. Mark Slater., and Rains Agency Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed September 6, 2022
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

SmartFinancial, Inc.

Date:	May 9, 2024	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	May 9, 2024	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)