Form 10-Q
period 2024-06-30
SMARTFINANCIAL INC.
filed 2024-08-09
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes  ☐    No  ☒

As of August 05, 2024, there were 16,924,150 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	June 30,	December 31,
	2024	2023*
ASSETS:
Cash and due from banks	$60,167	$61,586
Interest-bearing deposits with banks	219,545	233,237
Federal funds sold	63,123	57,448
Total cash and cash equivalents	342,835	352,271
Securities available-for-sale, at fair value	500,821	408,410
Securities held-to-maturity, at amortized cost	128,996	281,236
Other investments	13,780	13,662
Loans held for sale	3,103	4,418
Loans and leases	3,574,158	3,444,462
Less: Allowance for credit losses	(34,690)	(35,066)
Loans and leases, net	3,539,468	3,409,396
Premises and equipment, net	91,315	92,963
Other real estate owned	688	517
Goodwill and other intangibles, net	105,929	107,148
Bank owned life insurance	84,483	83,434
Other assets	79,591	75,932
Total assets	$4,891,009	$4,829,387

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$903,300	$898,044
Interest-bearing demand	988,057	1,006,915
Money market and savings	1,901,281	1,812,427
Time deposits	524,018	550,468
Total deposits	4,316,656	4,267,854
Borrowings	12,732	13,078
Subordinated debt	42,142	42,099
Other liabilities	47,014	46,470
Total liabilities	4,418,544	4,369,501
Commitments and contingent liabilities - see Note 8	—	—
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 16,925,902 and 16,988,879 shares issued and outstanding, respectively	16,926	16,989
Additional paid-in capital	293,586	295,699
Retained earnings	187,751	173,105
Accumulated other comprehensive income (loss)	(25,798)	(25,907)
Total shareholders' equity	472,465	459,886
Total liabilities and shareholders' equity	$4,891,009	$4,829,387

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans and leases, including fees	$50,853	$45,446	$100,873	$90,173
Securities:
Taxable	5,320	4,335	9,869	7,986
Tax-exempt	353	357	705	709
Federal funds sold and other earning assets	4,759	1,956	9,620	6,405
Total interest income	61,285	52,094	121,067	105,273
Interest expense:
Deposits	27,439	19,554	54,474	35,900
Borrowings	148	339	276	564
Subordinated debt	884	626	1,782	1,252
Total interest expense	28,471	20,519	56,532	37,716
Net interest income	32,814	31,575	64,535	67,557
Provision for credit losses	883	113	443	663
Net interest income after provision for credit losses	31,931	31,462	64,092	66,894
Noninterest income:
Service charges on deposit accounts	1,692	1,657	3,304	3,102
Mortgage banking	348	332	628	504
Investment services	1,302	1,300	2,682	2,305
Insurance commissions	1,284	1,139	2,387	2,398
Interchange and debit card transaction fees, net	1,343	1,347	2,596	2,730
Other	1,635	1,355	4,387	3,016
Total noninterest income	7,604	7,130	15,984	14,055
Noninterest expense:
Salaries and employee benefits	17,261	15,947	33,900	32,689
Occupancy and equipment	3,324	3,318	6,720	6,526
FDIC insurance	825	875	1,740	1,416
Other real estate and loan related expense	538	441	1,123	1,013
Advertising and marketing	295	305	597	660
Data processing and technology	2,452	2,235	4,916	4,398
Professional services	1,064	764	1,989	1,572
Amortization of intangibles	608	675	1,220	1,334
Other	2,834	2,850	5,549	5,331
Total noninterest expense	29,201	27,410	57,754	54,939
Income before income tax expense	10,334	11,182	22,322	26,010
Income tax expense	2,331	2,346	4,962	5,674
Net income	$8,003	$8,836	$17,360	$20,336
Earnings per common share:
Basic	$0.48	$0.53	$1.03	$1.21
Diluted	$0.48	$0.52	$1.03	$1.20
Weighted average common shares outstanding:
Basic	16,770,819	16,806,389	16,810,277	16,798,939
Diluted	16,850,250	16,898,091	16,887,374	16,897,444

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$8,003	$8,836	$17,360	$20,336
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	1,998	(7,624)	(1,109)	652
Tax effect	(516)	1,970	287	(168)
Amortization of unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity	33	38	68	78
Tax effect	(9)	(10)	(18)	(20)
Unrealized gains (losses) on securities available-for-sale, net of tax	1,506	(5,626)	(772)	542
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	(20)	—	400	—
Tax effect	6	—	(102)	—
Reclassification adjustment for realized losses (gains) included in net income	143	—	249	—
Tax effect	(38)	—	(65)	—
Unrealized gains (losses) on fair value hedged instruments arising during the period, net of tax	91	—	482	—
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	92	(1,128)	628	(412)
Tax effect	(23)	292	(162)	107
Reclassification adjustment for realized losses (gains) included in net income	(52)	88	(90)	95
Tax effect	13	(23)	23	(25)
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	30	(771)	399	(235)

Total other comprehensive income (loss)	1,627	(6,397)	109	307
Comprehensive income	$9,630	$2,439	$17,469	$20,643

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – (Unaudited)

For the Three and Six Months Ended June 30, 2024 and 2023

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2022	16,900,805	$16,901	$294,330	$156,545	$(35,324)	$432,452
Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	(6,606)	—	(6,606)
Balance, January 1, 2023, adjusted	16,900,805	16,901	294,330	149,939	(35,324)	425,846
Net income	—	—	—	20,336	—	20,336
Other comprehensive income	—	—	—	—	307	307
Common stock issued pursuant to:
Stock options exercised	15,705	15	150	—	—	165
Restricted stock, net of forfeitures	87,582	88	(88)	—	—	—
Stock compensation expense	—	—	904	—	—	904
Common stock dividend ($0.16 per share)	—	—	—	(2,711)	—	(2,711)
Balance, June 30, 2023	17,004,092	$17,004	$295,296	$167,564	$(35,017)	$444,847

Balance, December 31, 2023	16,988,879	$16,989	$295,699	$173,105	$(25,907)	$459,886
Net income	—	—	—	17,360	—	17,360
Other comprehensive loss	—	—	—	—	109	109
Common stock issued pursuant to:
Stock options exercised	4,500	4	39	—	—	43
Restricted stock, net of forfeitures	74,757	75	(75)	—	—	—
Restricted stock withheld for taxes	(6,039)	(6)	(139)	—	—	(145)
Stock compensation expense	—	—	894	—	—	894
Common stock dividend ($0.16 per share)	—	—	—	(2,714)	—	(2,714)
Repurchases of common stock	(136,195)	(136)	(2,832)	—	—	(2,968)
Balance, June 30, 2024	16,925,902	$16,926	$293,586	$187,751	$(25,798)	$472,465

Balance, March 31, 2023	17,004,092	$17,004	$294,930	$160,085	$(28,620)	$443,399
Net income	—	—	—	8,836	—	8,836
Other comprehensive loss	—	—	—	—	(6,397)	(6,397)
Stock compensation expense	—	—	366	—	—	366
Common stock dividend ($0.08 per share)	—	—	—	(1,357)	—	(1,357)
Balance, June 30, 2023	17,004,092	$17,004	$295,296	$167,564	$(35,017)	$444,847

Balance, March 31, 2024	17,056,704	$17,057	$296,061	$181,103	$(27,425)	$466,796
Net income	—	—	—	8,003	—	8,003
Other comprehensive income	—	—	—	—	1,627	1,627
Common stock issued pursuant to:
Restricted stock, net of forfeitures	6,000	6	(6)	—	—	—
Restricted stock withheld for taxes	(607)	(1)	(13)	—	—	(14)
Stock compensation expense	—	—	376	—	—	376
Common stock dividends ($0.08 per share)	—	—	—	(1,355)	—	(1,355)
Repurchase of common stock	(136,195)	(136)	(2,832)	—	—	(2,968)
Balance, June 30, 2024	16,925,902	$16,926	$293,586	$187,751	$(25,798)	$472,465

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$17,360	$20,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,671	5,506
Amortization of intangible assets	1,220	1,334
Provision for credit losses	443	663
Stock compensation expense	894	904
Deferred income tax expense	1,293	1,739
Increase in cash surrender value of bank owned life insurance	(1,049)	(949)
Net losses from sale and write-downs of other real estate owned and other repossessed assets	280	—
Net gains from mortgage banking	(568)	(504)
Origination of loans held for sale	(25,311)	(18,990)
Proceeds from sales of loans held for sale	27,194	20,259
Net (gain) loss from sale/disposal of fixed assets	(1,647)	66
Net change in:
Accrued interest receivable	200	(1,393)
Accrued interest payable	(604)	1,300
Other assets	(514)	(5,516)
Other liabilities	(243)	(3,426)
Net cash provided by operating activities	23,619	21,329
Cash flows from investing activities:
Available-for-sale:
Proceeds from maturities, calls and paydowns	22,958	20,491
Purchases	(117,389)	(78,096)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	151,172	1,293
Proceeds from sales of other investments	135	2,053
Purchases of other investments	(452)	(919)
Net increase in loans and leases	(133,763)	(84,897)
Proceeds from sale of fixed assets	4,698	623
Purchases of premises and equipment	(4,017)	(3,059)
Proceeds from sale of other real estate owned and other repossessed assets	893	—
Net cash used in investing activities	(75,765)	(142,511)
Cash flows from financing activities:
Net increase in deposits	48,840	122,566
Net (decrease) increase in securities sold under agreements to repurchase	(346)	221
Proceeds from borrowings	4,000	26,000
Repayment of borrowings	(4,000)	(52,585)
Cash dividends paid	(2,714)	(2,711)
Issuance of common stock	43	165
Restricted shares withheld for taxes	(145)	—
Repurchases of common stock	(2,968)	—
Net cash provided by financing activities	42,710	93,656
Net change in cash and cash equivalents	(9,436)	(27,526)
Cash and cash equivalents, beginning of period	352,271	266,424
Cash and cash equivalents, end of period	$342,835	$238,898
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$57,136	$36,417
Net cash paid during the period for income taxes	4,295	8,577
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	2,913	1,751
Acquisition of real estate through foreclosure	179	272
Acquisition of other repossessed assets	2,631	—
Financed sales of other repossessed assets	463	—

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the “Company,” “SmartFinancial,” “we,” “our” or “us”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, SmartBank (the “Bank”). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama, and Florida. The Bank’s primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed assets and deferred taxes, the fair value of financial instruments, goodwill, and the fair value of assets acquired, and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The following unaudited condensed financial statement notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

Recently Issued and Adopted Accounting Pronouncements:

In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities.  The guidance is effective for public companies for fiscal years beginning after December 15, 2023. All other entities have an extra year to adopt; early adoption is permitted.  ASU 2022-03 did not have an impact on the Company’s Consolidated Financial Statements.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2023, as filed in its Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”). The following is a summary of recent authoritative pronouncements issued but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.  The Company is assessing ASU 2023-07, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements.

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. The guidance is effective for us for fiscal years beginning after December 15, 2024, though early adoption is permitted. The Company is assessing ASU 2023-09, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements.

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. Subsequent to adoption, a number of businesses and business groups filed petitions seeking a judicial review of the final rule, asserting that the SEC does not have the authority to promulgate it. In April 2024, the SEC issued an order staying its final rule pending completion of the judicial review of certain petitions consolidated in the U.S. Court of Appeals for the Eighth Circuit. The Company will continue to monitor the outcome of this judicial review.

Note 2. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

presented below. There were no antidilutive shares for the three and six months ended June 30, 2024, and June 30, 2023, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic earnings per share computation:
Net income available to common shareholders	$8,003	$8,836	$17,360	$20,336
Average common shares outstanding – basic	16,770,819	16,806,389	16,810,277	16,798,939
Basic earnings per share	$0.48	$0.53	$1.03	$1.21
Diluted earnings per share computation:
Net income available to common shareholders	$8,003	$8,836	$17,360	$20,336
Average common shares outstanding – basic	16,770,819	16,806,389	16,810,277	16,798,939
Incremental shares from assumed conversions:
Stock options and restricted stock	79,431	91,702	77,097	98,505
Average common shares outstanding - diluted	16,850,250	16,898,091	16,887,374	16,897,444
Diluted earnings per common share	$0.48	$0.52	$1.03	$1.20

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM are summarized as follows (in thousands):

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$83,822	$—	$(8,383)	$75,439
U.S. Government-sponsored enterprises (GSEs)	45,426	735	(126)	46,035
Municipal securities	18,364	46	(592)	17,818
Other debt securities	42,229	174	(3,410)	38,993
Mortgage-backed securities (GSEs)	344,087	897	(22,448)	322,536
Total	$533,928	$1,852	$(34,959)	$500,821

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$48,730	$—	$(7,433)	$41,297
Municipal securities	52,171	—	(6,838)	45,333
Mortgage-backed securities (GSEs)	28,095	—	(3,902)	24,193
Total	$128,996	$—	$(18,173)	$110,823

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$84,307	$—	$(8,274)	$76,033
U.S. Government-sponsored enterprises (GSEs)	46,983	1,256	(146)	48,093
Municipal securities	18,616	135	(475)	18,276
Other debt securities	36,863	93	(3,887)	33,069
Mortgage-backed securities (GSEs)	254,288	588	(21,937)	232,939
Total	$441,057	$2,072	$(34,719)	$408,410

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,066	$—	$(1,482)	$148,584
U.S. Government-sponsored enterprises (GSEs)	49,336	—	(7,143)	42,193
Municipal securities	52,680	—	(6,178)	46,502
Mortgage-backed securities (GSEs)	29,154	—	(3,895)	25,259
Total	$281,236	$—	$(18,698)	$262,538

At June 30, 2024 and December 31, 2023, securities with a carrying value totaling approximately $468.6 million and $358.3 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the three and six months ended June 30, 2024, and 2023 there were no gross gains or gross losses related to the sale of investment securities.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost and estimated fair value of securities at June 30, 2024, by contractual maturity for non-mortgage-backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$2,757	$2,711
Due from one year to five years	90,095	81,354
Due from five years to ten years	87,123	84,640
Due after ten years	9,866	9,580
	189,841	178,285
Mortgage-backed securities	344,087	322,536
Total	$533,928	$500,821

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	740	688
Due from five years to ten years	46,911	40,198
Due after ten years	53,250	45,744
	100,901	86,630
Mortgage-backed securities	28,095	24,193
Total	$128,996	$110,823

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities AFS and HTM have been in a continuous unrealized loss position (in thousands):

	June 30, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$75,440	$(8,383)	9	$75,440	$(8,383)	9
U.S. Government-sponsored enterprises (GSEs)	9,688	(110)	3	5,562	(16)	5	15,250	(126)	8
Municipal securities	1,404	(21)	3	12,437	(571)	19	13,841	(592)	22
Other debt securities	5,149	(202)	3	29,704	(3,208)	26	34,853	(3,410)	29
Mortgage-backed securities (GSEs)	79,493	(592)	32	174,041	(21,856)	88	253,534	(22,448)	120
Total	$95,734	$(925)	41	$297,184	$(34,034)	147	$392,918	$(34,959)	188

	June 30, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$41,297	$(7,433)	13	$41,297	$(7,433)	13
Municipal securities	—	—	—	45,333	(6,838)	35	45,333	(6,838)	35
Mortgage-backed securities (GSEs)	—	—	—	24,193	(3,902)	5	24,193	(3,902)	5
Total	$—	$—	—	$110,823	$(18,173)	53	$110,823	$(18,173)	53

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$76,033	$(8,274)	9	$76,033	$(8,274)	9
U.S. Government-sponsored enterprises (GSEs)	9,743	(137)	3	1,482	(9)	3	11,225	(146)	6
Municipal securities	2,786	(2)	2	9,849	(473)	17	12,635	(475)	19
Other debt securities	2,986	(17)	2	29,057	(3,870)	26	32,043	(3,887)	28
Mortgage-backed securities (GSEs)	16,401	(229)	8	176,351	(21,708)	88	192,752	(21,937)	96
Total	$31,916	$(385)	15	$292,772	$(34,334)	143	$324,688	$(34,719)	158

	December 31, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$148,584	$(1,482)	4	$148,584	$(1,482)	4
U.S. Government-sponsored enterprises (GSEs)	—	—	—	42,194	(7,143)	13	42,194	(7,143)	13
Municipal securities	—	—	—	46,500	(6,178)	35	46,500	(6,178)	35
Mortgage-backed securities (GSEs)	—	—	—	25,258	(3,895)	5	25,258	(3,895)	5
Total	$—	$—	—	$262,536	$(18,698)	57	$262,536	$(18,698)	57

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those available-for-sale securities that have an unrealized loss at June 30, 2024, and it is not likely that they we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with available-for-sale securities at June 30, 2024, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at June 30, 2024.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s held-to-maturity portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. treasury securities in addition to U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The held-to-maturity state and municipal securities are general obligation bonds which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of June 30, 2024, continue to perform as scheduled and we do not believe an allowance for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity.  At June 30, 2024, all debt securities classified as held-to-maturity were rated AA- or higher by the ratings agencies.  Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses (“ACL”)

There were no past due or nonaccrual AFS or HTM securities at June 30, 2024, or December 31, 2023.  Accrued interest receivable is excluded from the estimate of credit losses and based on the analysis of the underlying risk characteristics of

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit losses related to AFS or HTM securities recorded during the three or six months ended June 30, 2024, and 2023, respectively, because the ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.  As of June 30, 2024, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	June 30,	December 31,
	2024	2023
Federal Reserve Bank stock	$9,398	$9,526
Federal Home Loan Bank stock	4,032	3,786
First National Bankers Bank stock	350	350
Total	$13,780	$13,662

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	June 30,	December 31,
	2024	2023
Commercial real estate	$1,815,363	$1,739,205
Consumer real estate	678,331	649,867
Construction and land development	294,575	327,185
Commercial and industrial	701,460	645,918
Leases	70,299	68,752
Consumer and other	14,130	13,535
Total loans and leases	3,574,158	3,444,462
Less: Allowance for credit losses	(34,690)	(35,066)
Loans and leases, net	$3,539,468	$3,409,396

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

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Three Months Ended June 30, 2024
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$14,843	$7,246	$4,704	$6,641	$657	$112	$34,203
Charged-off loans and leases	—	107	—	(222)	(245)	(97)	(457)
Recoveries of charge-offs	31	(75)	—	70	—	22	48
Provision charged to expense (1)	756	265	(1,208)	745	258	80	896
Ending balance	$15,630	$7,543	$3,496	$7,234	$670	$117	$34,690

	Three Months Ended June 30, 2023
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$14,528	$6,411	$5,219	$5,359	$637	$125	$32,279
Charged-off loans and leases	—	—	—	(35)	(59)	(113)	(207)
Recoveries of charge-offs	1	4	25	85	—	140	255
Provision charged to expense (2)	(215)	333	202	95	8	(3)	420
Ending balance	$14,314	$6,748	$5,446	$5,504	$586	$149	$32,747

	Six Months Ended June 30, 2024
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$15,264	$7,249	$4,874	$6,924	$640	$115	$35,066
Charged-off loans and leases	—	—	(441)	(423)	(322)	(191)	(1,377)
Recoveries of charge-offs	33	4	—	96	—	50	183
Provision charged to expense (1)	333	290	(937)	637	352	143	818
Ending balance	$15,630	$7,543	$3,496	$7,234	$670	$117	$34,690

	Six Months Ended June 30, 2023
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$10,821	$4,028	$3,059	$3,997	$1,293	$136	$23,334
Impact of adopting ASU 2016-13	879	1,952	2,145	1,451	(683)	13	5,757
Purchased credit-deteriorated gross up	2,652	166	25	27	28	—	2,898
Charged-off loans and leases	—	—	—	(208)	(68)	(246)	(522)
Recoveries of charge-offs	3	9	25	105	—	168	310
Provision charged to expense (2)	(41)	593	192	132	16	78	970
Ending balance	$14,314	$6,748	$5,446	$5,504	$586	$149	$32,747

(1)	In the provision expense in the consolidated statements of income there was a release of $13 thousand and $375 thousand unfunded commitments through the provision for credit losses not reflected in the three and six months ended June 30, 2024.
(2)	In the provision expense in the consolidated statements of income was a release of $307 thousand unfunded commitments through the provision for credit losses not reflected in the three and six months ended June 30, 2023.

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for credit losses on loan and lease for the three and six months ended June 30, 2024, is $896 thousand and $818 thousand, respectively, and $420 thousand and $970 thousand, during the three

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and six months ended June 30, 2023, respectively.  As of June 30, 2024, and December 31, 2023, our allowance for credit losses was $34.7 million and $35.1 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.97% at June 30, 2024, and 1.02% at December 31, 2023.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial real estate
Pass	$99,725	$271,586	$599,513	$406,859	$171,307	$219,680	$13,006	$700	$1,782,376
Watch	-	5,875	3,116	1,906	2,632	10,650	529	-	24,708
Special mention	-	-	3,174	-	-	-	-	-	3,174
Substandard	-	851	-	3,343	306	605	-	-	5,105
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate	99,725	278,312	605,803	412,108	174,245	230,935	13,535	700	1,815,363
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	54,060	120,074	163,981	89,557	50,788	74,625	117,389	2,104	672,578
Watch	-	83	-	252	113	146	1,422	-	2,016
Special mention	-	-	-	-	-	51	-	-	51
Substandard	56	134	-	176	-	3,166	154	-	3,686
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	54,116	120,291	163,981	89,985	50,901	77,988	118,965	2,104	678,331
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land development
Pass	95,413	77,971	74,320	8,576	2,292	11,758	14,046	780	285,156
Watch	2,098	334	3,517	2,950	-	-	-	-	8,899
Special mention	487	-	-	-	-	-	-	-	487
Substandard	-	-	-	33	-	-	-	-	33
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	97,998	78,305	77,837	11,559	2,292	11,758	14,046	780	294,575
YTD gross charge-offs	-	-	-	-	(441)	-	-	-	(441)

Commercial and industrial
Pass	46,597	148,156	157,992	52,272	20,315	30,031	239,089	742	695,194
Watch	-	232	13	2,873	-	-	2,025	33	5,176
Special mention	-	-	-	-	17	-	-	-	17
Substandard	-	171	455	200	129	76	42	-	1,073
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	46,597	148,559	158,460	55,345	20,461	30,107	241,156	775	701,460
YTD gross charge-offs	-	(207)	(216)	-	-	-	-	-	(423)

Leases
Pass	16,537	23,752	21,498	6,044	1,870	598	-	-	70,299
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	16,537	23,752	21,498	6,044	1,870	598	-	-	70,299
YTD gross charge-offs	(29)	(241)	(49)	(1)	(1)	(1)	-	-	(322)

Consumer and other
Pass	2,660	3,854	1,426	547	352	350	4,934	-	14,123
Watch	-	-	-	-	-	7	-	-	7
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	2,660	3,854	1,426	547	352	357	4,934	-	14,130
YTD gross charge-offs	(1)	(56)	(46)	(23)	(23)	(42)	-	-	(191)

Total loans
Pass	314,992	645,393	1,018,730	563,855	246,924	337,042	388,464	4,326	3,519,726
Watch	2,098	6,524	6,646	7,981	2,745	10,803	3,976	33	40,806
Special mention	487	-	3,174	-	17	51	-	-	3,729
Substandard	56	1,156	455	3,752	435	3,847	196	-	9,897
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$317,633	$653,073	$1,029,005	$575,588	$250,121	$351,743	$392,636	$4,359	$3,574,158
Total YTD gross charge-offs	$(30)	$(504)	$(311)	$(24)	$(465)	$(43)	$-	$-	$(1,377)

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	June 30, 2024
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$105	$—	$880	$985	$1,814,378	$1,815,363
Consumer real estate	1,326	218	233	1,777	676,554	678,331
Construction and land development	106	—	—	106	294,469	294,575
Commercial and industrial	330	404	1,948	2,682	698,778	701,460
Leases	734	847	141	1,722	68,577	70,299
Consumer and other	91	15	1	107	14,023	14,130
Total	$2,692	$1,484	$3,203	$7,379	$3,566,779	$3,574,158

	December 31, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$52	$270	$1,660	$1,982	$1,737,223	1,739,205
Consumer real estate	2,216	1,347	561	4,124	645,743	649,867
Construction and land development	631	—	620	1,251	325,934	327,185
Commercial and industrial	956	330	2,286	3,572	642,346	645,918
Leases	1,208	132	212	1,552	67,200	68,752
Consumer and other	80	9	98	187	13,348	13,535
Total	$5,143	$2,088	$5,437	$12,668	$3,431,794	$3,444,462

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at June 30, 2024 and December 31, 2023. Also presented is the balance of loans on nonaccrual status at June 30, 2024 and December 31, 2023, for which there was no related allowance for credit losses is recorded (in thousands):

	June 30, 2024			December 31, 2023
	Total	Nonaccrual	Loans Past Due	Total	Nonaccrual	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	With No Allowance	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	for Credit Losses	Still Accruing
Commercial real estate	$1,449	$802	$79	$2,044	$1,352	$—
Consumer real estate	2,788	1,841	—	2,647	1,562	—
Construction and land development	—	—	—	620	—	—
Commercial and industrial	2,053	—	130	2,480	160	—
Leases	142	—	—	140	—	72
Consumer and other	—	—	1	—	—	98
Total	$6,432	$2,643	$210	$7,931	$3,074	$170

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	June 30, 2024
	Real Estate	Other	Total
Commercial real estate	$4,376	$—	$4,376
Consumer real estate	2,141	—	2,141
Construction and land development	—	—	—
Commercial and industrial	—	859	859
Leases	—	—	—
Consumer and other	—	—	—
Total	$6,517	$859	$7,376

	December 31, 2023
	Real Estate	Other	Total
Commercial real estate	$5,155	$—	$5,155
Consumer real estate	2,756	—	2,756
Construction and land development	1,411	—	1,411
Commercial and industrial	—	1,018	1,018
Leases	—	—	—
Consumer and other	—	—	—
Total	$9,322	$1,018	$10,340

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2024 and 2023, respectively. (dollars in thousands):

Payment Delay
	Payment	Term	and Term
Three Months Ended June 30, 2024	Delay	Extension	Extension	Total
Commercial real estate	$—	$228	$—	$228
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$228	$—	$228

Six Months Ended June 30, 2024
Commercial real estate	$—	$428	$—	$428
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$428	$—	$428

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			Payment Delay
	Payment	Term	and Term
Three Months Ended June 30, 2023	Delay	Extension	Extension	Total
Commercial real estate	$413	$38	$—	$451
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	66	—	153	219
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$479	$38	$153	$670

Six Months Ended June 30, 2023
Commercial real estate	$413	$38	$—	$451
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	66	—	153	219
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$479	$38	$153	$670

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023, respectively. (dollars in thousands):

Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Three Months Ended June 30, 2024	(in months)	Delay
Commercial real estate	64	$—
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—

Six Months Ended June 30, 2024
Commercial real estate	35	$—
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—

Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Three Months Ended June 30, 2023	(in months)	Delay
Commercial real estate	—	$14
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	30	7
Leases	—	—
Consumer and other	—	—

Six Months Ended June 30, 2023
Commercial real estate	—	$14
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	30	7
Leases	—	—
Consumer and other	—	—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified in the last twelve months, (in thousands):

	June 30, 2024
			90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate	$898	$—	$—	$419	$1,317
Consumer real estate	358	—	—	147	505
Construction and land development	2,308	—	—	—	2,308
Commercial and industrial	—	—	—	121	121
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$3,564	$—	$—	$687	$4,251

Foreclosure Proceedings and Balances:

As of June 30, 2024, there was one residential real estate property totaling $271 thousand secured by real estate included in other real estate owned and there were no residential real estate loans in the process of foreclosure.

Note 5. Goodwill and Intangible Assets

In accordance with FASB ASC No. 2021-03, “Goodwill and Other (Topic 350),” regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year.

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

The carrying amount of goodwill at June 30, 2024, and December 31, 2023, was $96.1 million, respectively.

Other intangible assets as of the dates indicated is summarized below (in thousands):

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
June 30, 2024:
Beginning balance January 1, 2024, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(10,604)	(2,752)	(63)	(13,419)
Balance, June 30, 2024, other intangible assets, net	$6,866	$2,918	$-	$9,784

December 31, 2023:
Beginning balance January 1, 2023, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(9,758)	(2,379)	(63)	(12,200)
Balance, December 31, 2023, other intangible assets, net	$7,712	$3,291	$-	$11,003

The aggregate amortization expense for other intangible assets for the three and six months ended June 30, 2024, was $608 thousand and $1.2 million, respectively, and for the three and six months ended June 30, 2023, was $675 thousand and $1.3 million, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2024, the estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2024	$1,205
2025	2,256
2026	2,086
2027	1,904
2028	1,139
Thereafter	1,194
Total	$9,784

Note 6. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At June 30, 2024, total borrowings were $12.7 million compared to $13.1 million at December 31, 2023.  Borrowings consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Securities sold under customer repurchase agreements	$4,732	$5,078
Other borrowings	8,000	8,000
Total	$12,732	$13,078

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $6.6 million and $7.6 million at June 30, 2024 and December 31, 2023, respectively. The average balance of repurchase agreements during the six-month period ended June 30, 2024, and 2023 was $5.1 million and $4.7 million, respectively.  The maximum month-end outstanding balance for the six-month period ended June 30, 2024, and 2023 was $5.8 million and $5.0 million, respectively.

Other Borrowings:

The Company has a revolving line of credit for an aggregate amount of $35 million.  The maturity of the line of credit is February 1, 2025. At June 30, 2024, $8.0 million was outstanding under the line of credit, and $27.0 million of the line of credit remained available to the Company.

Subordinated Debt:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which were outstanding as of June 30, 2024 and December 31, 2023. Unamortized debt issuance cost was $358 thousand and $401 thousand at June 30, 2024 and December 31, 2023, respectively.

The Notes initially bore interest at a rate of 5.625% per annum from and including September 28, 2018, to but excluding October 2, 2023, with interest during this period payable semi-annually in arrears. As of October 2, 2023, to but excluding the maturity date or early redemption date, the interest rate has, with the sunset of LIBOR, reset quarterly to an annual

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

floating rate equal to three-month CME Term SOFR, plus 281.161 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company, in whole or in part, on or after October 2, 2023, and at any time, in whole but not in part, upon the occurrence of certain events. The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

The Notes’ unamortized debt issuance costs totaled $358 thousand at June 30, 2024, and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand and $42 thousand for the three and six months ended June 30, 2024, and 2023, respectively.

On September 1, 2021, the Company acquired $2.5 million of subordinated notes (“sub-debt”) from the acquisition of Sevier County Bancshares, Inc. The sub-debt bears interest at a rate of 6.75% per annum until August 14, 2024, with the interest during this period payable semi-annually in arrears. From and including August 14, 2024, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month LIBOR, or an alternative rate determined in accordance with the terms of the sub-debt if three-month LIBOR cannot be determined, plus 530.25 basis points, with interest during this period payable quarterly in arrears.  In relation to the three-month LIBOR rate being no longer available in the future, the Company anticipates using the three-month term SOFR rate in future repricing.  The sub-debt is redeemable by the Company, in whole or in part, on or after August 14, 2024, and at any time, in whole but not in part, upon the occurrence of certain events. The sub-debt has been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes. The Company anticipates redeeming the sub-debt in whole on August 14, 2024.

Note 7. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and six month periods ending June 30, 2024, was $455 thousand and $955 thousand, respectively.  The Company’s contribution to the Plan for the three and six months ended June 30, 2023, was $443 thousand and $909 thousand, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At June 30, 2024, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,599,020 Rights available for future grants or awards.

The Company’s 2015 Stock Incentive Plan has 11,840 Rights issued.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2023	16,340	$13.55
Granted	—	—
Exercised	(4,500)	9.60
Forfeited	—	—
Outstanding at June 30, 2024	11,840	$15.05

Information pertaining to stock options outstanding at June 30, 2024, is as follows:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.05	11,840	1.25 years	$15.05	11,840	$15.05

Outstanding, end of period	11,840	1.25 years	$15.05	11,840	$15.05

The Company did not recognize any stock option-based compensation expense during the three and six months ended June 30, 2024, and 2023, respectively, as all stock options issued are fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

No stock options were exercised during the three months ended June 30, 2024.  Stock options of 4,500 shares were exercised during the six month period ended June 30, 2024.  No stock options were exercised during the three months ended June 30, 2023.  Stock options of 15,705 shares were exercised during the six month period ended June 30, 2023. The income tax benefit recognized for the exercise of options during the six months ended June 30, 2024, and 2023, was a benefit of $14 and $65 thousand, respectively.

No stock options were exercised during the three months ended June 30, 2024, and 2023. The intrinsic value of options exercised during the six months ended June 30, 2024, and 2023, was $54 thousand and $555 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at June 30, 2024, was $102 thousand. Cash received from options exercised under all share-based payment arrangements for the six months ended June 30, 2024, was $43 thousand.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended June 30, 2024, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2023	171,770	$22.22
Granted	75,643	23.83
Vested	(42,076)	21.25
Forfeited/expired	(886)	26.53
Balance at June 30, 2024	204,451	$23.00

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three and six months ended June 30, 2024, was $376 thousand and $894 thousand, respectively, and was $366 thousand and $904 thousand, during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there was $2.3 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.31 years. The grant-date fair value of restricted stock awards vested was $894 thousand for the six months ended June 30, 2024.

Stock Appreciation Rights (“SARs”):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2023	20,000	$20.70
Granted	—	—
Exercised	(4,000)	20.70
Forfeited	—	—
Outstanding at June 30, 2024	16,000	$20.70

Information pertaining to SARs outstanding at June 30, 2024, is as follows:

	SARs Outstanding			SARs Exercisable
Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$20.70	16,000	0.50 years	$20.70	16,000	$20.70

Outstanding, end of period	16,000	0.50 years	$20.70	16,000	$20.70

SARs compensation expense of $22 thousand and ($34) thousand was recognized for the three and six months ended June 30, 2024, respectively, and ($28) thousand and ($123) thousand for the three and six months ended June 30, 2023.  The credit adjustment for the six month periods ended June 30, 2024, and the three and six months ended June 30, 2023, respectively, was due to adjustments related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Commitments to extend credit	$720,006	$716,951
Standby letters of credit	18,386	7,611

At June 30, 2024, and December 31, 2023, the allowance for credit losses for these off-balance sheet commitments was $2.0 million and $2.4 million, respectively. The expense (credit) related to the allowance for off-balance sheet commitments during the three and six months ended June 30, 2024, was ($13) thousand and ($375) thousand, respectively, and was ($307) thousand, during the three and six months ended June 30, 2023, respectively.

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At June 30, 2024 and December 31, 2023, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024:
Assets:
Securities available-for-sale:
U.S. Treasury	$75,439	$—	$75,439	$—
U.S. Government-sponsored enterprises (GSEs)	46,035	—	46,035	—
Municipal securities	17,818	—	17,818	—
Other debt securities	38,993	—	38,993	—
Mortgage-backed securities (GSEs)	322,536	—	322,536	—
Total securities available-for-sale	500,821	—	500,821	—

Derivative financial instruments and interest rate swap agreements	13,225	—	13,225	—
Total assets at fair value	$514,046	$—	$514,046	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$14,020	$—	$14,020	$—

December 31, 2023:
Assets:
Securities available-for-sale:
U.S. Treasury	$76,033	$—	$76,033	$—
U.S. Government-sponsored enterprises (GSEs)	48,093	—	48,093	—
Municipal securities	18,276	—	18,276	—
Other debt securities	33,069	—	33,069	—
Mortgage-backed securities (GSEs)	232,939	—	232,939	—
Total securities available-for-sale	408,410	—	408,410	—

Derivative financial instruments and interest rate swap agreements	12,821	—	12,821	—
Total assets at fair value	$421,231	$—	$421,231	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$14,807	$—	$14,807	$—

During the six months ending June 30, 2024 and twelve months ended December 31, 2023, there were no transfers between Level 1 and Level 2 or into our out of Level 3 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024:
Collateral dependent loans	$654	$—	$—	$654
Other real estate owned	—	—	—	—

December 31, 2023:
Collateral dependent loans	$1,295	$—	$—	$1,295
Other real estate owned	279	—	—	279

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
June 30, 2024:
Collateral dependent loans	$654	Appraisal	Appraisal discounts	79%
Other real estate owned	—	Appraisal	Appraisal discounts	—%

December 31, 2023:
Collateral dependent loans	$1,295	Appraisal	Appraisal discounts	73%
Other real estate owned	279	Appraisal	Appraisal discounts	33%

Collateral dependent loans: A collateral dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on all collateral dependent loans was $3.1 million and $3.5 million as of June 30, 2024, and December 31, 2023, respectively.

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
June 30, 2024:
Assets:
Cash and cash equivalents	$342,835	$342,835	$—	$—	$342,835
Securities available-for-sale	500,821	—	500,821	—	500,821
Securities held-to-maturity	128,996	—	110,823	—	110,823
Other investments	13,780	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,542,571	—	—	3,395,108	3,395,108
Derivative financial instruments and interest rate swap agreements	13,225	—	13,225	—	13,225

Liabilities:
Noninterest-bearing demand deposits	903,300	—	903,300	—	903,300
Interest-bearing demand deposits	988,057	—	988,057	—	988,057
Money market and savings deposits	1,901,281	—	1,901,281	—	1,901,281
Time deposits	524,018	—	520,188	—	520,188
Borrowings	12,732	—	12,732	—	12,732
Subordinated debt	42,142	—	—	40,471	40,471
Derivative financial instruments and interest rate swap agreements	14,020	—	14,020	—	14,020

December 31, 2023:
Assets:
Cash and cash equivalents	$352,271	$352,271	$—	$—	$352,271
Securities available-for-sale	408,410	—	408,410	—	408,410
Securities held-to-maturity	281,236	—	262,538		262,538
Other investments	13,662	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,413,814	—	—	3,308,980	3,308,980
Derivative financial instruments and interest rate swap agreements	12,821	—	12,821	—	12,821

Liabilities:
Noninterest-bearing demand deposits	898,044	—	898,044	—	898,044
Interest-bearing demand deposits	1,006,915	—	1,006,915	—	1,006,915
Money market and savings deposits	1,812,427	—	1,812,427	—	1,812,427
Time deposits	550,468	—	548,397	—	548,397
Borrowings	13,078	—	13,078	—	13,078
Subordinated debt	42,099	—	—	39,822	39,822
Derivative financial instruments and interest rate swap agreements	14,807	—	14,807	—	14,807

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10.Derivatives Financial Instruments

Derivatives designated as fair value hedges:

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative net investment hedge instrument as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of certain fixed rate securities designated as available-for-sale. The hedging strategy converts the fixed interest rates to SOFR-based variable interest rates. These derivatives are designated as partial term hedges covering specified periods of time prior to the maturity date of the hedged securities. The Company adopted ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” in 2018, which allows such partial term hedge designations.

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
June 30, 2024:
Interest rate swap agreements - securities	Other assets	1.87	4.32%	SOFR Overnight	$38,457	$139
Interest rate swap agreements - securities	Other liabilities	3.19	4.25%	SOFR Overnight	$17,050	$(25)

December 31, 2023:
Interest rate swap agreements - securities	Other liabilities	3.40	4.25%	SOFR Overnight	$27,050	$(536)

The effects of the Company’s fair value hedge relationships reported in interest income on taxable securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income on taxable securities	$5,177	$4,335	$9,620	$7,986
Effects of fair value hedge relationships	143	—	249	—
Reported interest income on taxable securities	$5,320	$4,335	$9,869	$7,986

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gain (loss) on fair value hedging relationship	2024	2023	2024	2023
Interest rate swap agreements - securities:
Hedged items	$123	$—	$114	$—
Derivative designated as hedging instruments	(123)	—	(114)	—
Carry amount of hedged assets - mortgage-backed securities	47,132	—	47,132	—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivatives Designated as Cash Flow Hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk.  At inception, a statistical regression analysis is prepared to determine hedge effectiveness.  At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately.  The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss).  Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At June 30, 2024, the Company estimates that in the next 12 months an additional $479 thousand will be reclassified as a decrease in interest income and $304 thousand will be reclassified as a decrease in interest expense.

At June 30, 2024 and December 31, 2023, cash flow hedges are as follows (in thousands):

	June 30, 2024			December 31, 2023
	Balance Sheet	Notional	Estimated	Balance Sheet	Notional	Estimated
	Location	Amount	Fair Value	Location	Amount	Fair Value
Cash flow hedges:
Assets	Other liabilities	$100,000	$(1,201)	Other liabilities	$100,000	$(556)
Liabilities	Other assets	175,000	309	Other liabilities	150,000	(881)
Liabilities	Other liabilities	-	-	Other assets	25,000	7

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Three Months Ended June 30, 2024
Interest rate swaps - Assets	$(80)	Interest income	$(202)
Interest rate swaps - Liabilities	102	Interest expense	254

Three Months Ended June 30, 2023
Interest rate swaps - Assets	$(1,152)	Interest income	$(96)
Interest rate swaps - Liabilities	113	Interest expense	8

Six Months Ended June 30, 2024
Interest rate swaps - Assets	$(1,201)	Interest income	$(406)
Interest rate swaps - Liabilities	309	Interest expense	496

Six Months Ended June 30, 2023
Interest rate swaps - Assets	$(1,733)	Interest income	$(103)
Interest rate swaps - Liabilities	113	Interest expense	8

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total interest income	$61,487	$52,190	$121,473	$105,376
Effects of cash flow hedge relationships	(202)	(96)	(406)	(103)
Reported total interest income	$61,285	$52,094	$121,067	$105,273

Total interest expense	$28,725	$20,527	$57,028	$37,724
Effects of cash flow hedge relationships	(254)	(8)	(496)	(8)
Reported total interest expense	$28,471	$20,519	$56,532	$37,716

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

At June 30, 2024 and December 31, 2023, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	June 30, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$293,663	$12,794	$294,133	$12,813
Liabilities	293,663	(12,794)	294,133	(12,813)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest rate swap agreements	$163	$158	$275	$497

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At June 30, 2024, collateral totaling $670 thousand and $390 thousand at December 31, 2023, was pledged to the derivative counterparties to comply with collateral requirements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company follows the guidance of ASU Topic 842.

Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2044. All of our leases are classified as operating leases. Operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		June 30,	December 31,
	Classification	2024	2023
Assets:
Operating lease right-of-use assets	Other assets	$12,085	$9,894
Liabilities:
Operating lease liabilities	Other liabilities	$12,555	$10,303

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value of the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

As of June 30, 2024, the weighted average remaining lease term was 10.71 years and the weighted average discount rate was 3.46%.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Lease costs:
Operating lease costs	$468	$405	$919	$809
Variable lease costs	26	34	56	57
Total	$494	$439	$975	$866
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$439	$370	$860	$749

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2024, were as follows (in thousands):

Amounts
Remainder of 2024	$901
2025	1,680
2026	1,599
2027	1,392
2028	1,388
Thereafter	8,563
Total future minimum lease payments	15,523
Amounts representing interest	(2,968)
Present value of net future minimum lease payments	$12,555

Note 12. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Rules”) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the Basel III Rules, a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At June 30, 2024, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the “well capitalized” regulatory classification.

In December 2018, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”) issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provided an option to phase in over a three-year period on a straight line basis the day-one impact of the adoption on earnings and tier one capital. The Company adopted ASU 2016-13 on January 1, 2023, and has chosen the three year phase in option.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the six months ended June 30, 2024, the Bank paid $12.5 million in dividends to the Company, and the Company has paid a quarterly common stock dividend of $0.08 per share.  The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at June 30, 2024, and December 31, 2023 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$461,718	11.68%	$316,289	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	397,641	10.06%	237,217	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	397,641	10.06%	177,913	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	397,641	8.32%	191,120	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$465,013	11.79%	$315,575	8.00%	$394,469	10.00%
Tier 1 Capital (to Risk Weighted Assets)	434,650	11.02%	236,681	6.00%	315,575	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	434,650	11.02%	177,511	4.50%	256,405	6.50%
Tier 1 Capital (to Average Assets)[2]	434,650	9.11%	190,778	4.00%	238,472	5.00%

December 31, 2023
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$448,050	11.80%	$303,658	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	227,744	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	170,808	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	385,795	8.27%	186,672	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$456,134	12.02%	$303,680	8.00%	$379,600	10.00%
Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	227,760	6.00%	303,680	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	170,820	4.50%	246,740	6.50%
Tier 1 Capital (to Average Assets)	427,559	9.18%	186,363	4.00%	232,954	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), presented net of tax, were as follows (in thousands):

	Three Months Ended June 30, 2024
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, March 31, 2024	$(26,122)	$(606)	$(6)	$(691)	$(27,425)

Other comprehensive income (loss)	1,482	—	(14)	68	1,536
Reclassification of amounts included in net income	—	24	105	(38)	91
Net other comprehensive income (loss) during period	1,482	24	91	30	1,627

Ending balance, June 30, 2024	$(24,640)	$(582)	$85	$(661)	$(25,798)

	Three Months Ended June 30, 2023
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, March 31, 2023	$(27,478)	$(712)	$—	$(430)	$(28,620)

Other comprehensive income (loss)	(5,654)	—	—	(837)	(6,491)
Reclassification of amounts included in net income	—	28	—	66	94
Net other comprehensive income (loss) during period	(5,654)	28	—	(771)	(6,397)

Ending balance, June 30, 2023	$(33,132)	$(684)	$—	$(1,201)	$(35,017)

	Six Months Ended June 30, 2024
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2023	$(23,818)	$(632)	$(397)	$(1,060)	$(25,907)

Other comprehensive income (loss)	(822)	—	298	466	(58)
Reclassification of amounts included in net income	—	50	184	(67)	167
Net other comprehensive income (loss) during period	(822)	50	482	399	109

Ending balance, June 30, 2024	$(24,640)	$(582)	$85	$(661)	$(25,798)

	Six Months Ended June 30, 2023
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2022	$(33,616)	$(742)	$—	$(966)	$(35,324)

Other comprehensive income (loss)	484	—	—	(306)	178
Reclassification of amounts included in net income	—	58	—	71	129
Net other comprehensive income (loss) during period	484	58	—	(235)	307

Ending balance, June 30, 2023	$(33,132)	$(684)	$—	$(1,201)	$(35,017)

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Tennessee), including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business;

●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market, including as a result of increased remote working, which may be exacerbated by recent developments in generative artificial intelligence;
●	results of examinations by our primary regulators, the TDFI, the Federal Reserve, and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, as well as legislative, tax and regulatory changes that impact the money supply and inflation;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	changes in accounting principles, policies, or guidelines, including the impact of ASU 2016-13, Current Expected Credit Loss (“CECL”);
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the second quarter and first six months of 2024:

●	Net income totaled $8.0 million, or $0.48 per diluted common share, during the second quarter of 2024 compared to $8.8 million, or $0.52 per diluted common share, for the same period in 2023.
●	Net income totaled $17.4 million, or $1.03 per diluted common share, during the first six months of 2024 compared to $20.3 million, or $1.20 per diluted common share, for the same period in 2023.
●	Annualized return on average assets for the three months ended June 30, 2024, and 2023 was 0.66% and 0.75%, respectively.
●	Annualized return on average assets for the six months ended June 30, 2024, and 2023 was 0.72% and 0.87%, respectively.
●	Net organic loan and lease increased year-to-date for 2024, with net loans and leases increasing $130.1 million from December 31, 2023.
●	Deposit growth of $48.8 million from December 31, 2023.

Selected Financial Information

The following is a summary of certain financial information for the three and six month periods ended June 30, 2024 and 2023 and as of June 30, 2024 and December 31, 2023 (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Income Statement:
Interest income	$61,285	$52,094	$9,191	$121,067	$105,273	$15,794
Interest expense	28,471	20,519	7,952	56,532	37,716	18,816
Net interest income	32,814	31,575	1,239	64,535	67,557	(3,022)
Provision for credit losses	883	113	770	443	663	(220)
Net interest income after provision for credit losses	31,931	31,462	469	64,092	66,894	(2,802)
Noninterest income	7,604	7,130	474	15,984	14,055	1,929
Noninterest expense	29,201	27,410	1,791	57,754	54,939	2,815
Income before income taxes	10,334	11,182	(848)	22,322	26,010	(3,688)
Income tax expense	2,331	2,346	(15)	4,962	5,674	(712)
Net income	$8,003	$8,836	$(833)	$17,360	$20,336	$(2,976)

Per Share Data:
Basic income per common share	$0.48	$0.53	$(0.05)	$1.03	$1.21	$(0.18)
Diluted income per common share	$0.48	$0.52	$(0.04)	$1.03	$1.20	$(0.17)

Performance Ratios:
Return on average assets	0.66%	0.75%	(0.09)%	0.72%	0.87%	(0.15)%
Return on average shareholders' equity	6.90%	7.98%	(1.08)%	7.53%	9.36%	(1.83)%

	June 30,	December 31,
	2024	2023	Change
Balance Sheet:
Loans and leases, net	$3,539,468	$3,409,396	$130,072
Deposits	4,316,656	4,267,854	48,802

Analysis of Results of Operations

Second quarter of 2024 compared to 2023

Net income was $8.0 million, or $0.48 per diluted common share, for the second quarter of 2024, compared to $8.8 million, or $0.52 per diluted common share, for the second quarter of 2023.  For the three months ended June 30, 2024, when compared to the comparable period in 2023, the decrease in net income of $833 thousand was due to an increase in noninterest expense of $1.8 million, offset by an increase in net interest income after provision for loan and lease losses of $469 thousand and noninterest income of $474 thousand and a decrease in income tax expense of $15 thousand.  The tax equivalent net interest margin was 2.97% for the second quarter of 2024, compared to 2.93% for the second quarter of 2023. Noninterest income to average assets was 0.63% for the second quarter of 2024, increasing from 0.61% for the second quarter of 2023. Noninterest expense to average assets increased to 2.41% in the second quarter of 2024, from 2.34% in the second quarter of 2023.

First six months of 2024 compared to 2023

Net income totaled $17.4 million, or $1.03 per diluted common share, for the six months ended 2024, compared to $20.3 million, or $1.20 per diluted common share, for the six months ended 2023.  The decrease in net income of $3.0 million for this period was primarily from the decrease of $2.8 million in net interest income after provision for credit losses and an increase of $2.8 million in noninterest expense, offset by an increase in noninterest income of $1.9 million and a decrease of $712 thousand in income tax expense. The tax equivalent net interest margin was 2.91% for the first six months of 2024, compared to 3.12% for the first six months of 2023. Noninterest income to average assets was 0.66% for the first six months of 2024, increasing from 0.60% for the first six months of 2023. Noninterest expense to average assets increased to 2.38% in the first six months of 2024, from 2.34% in the first six months of 2023.

Net Interest Income and Yield Analysis

Second quarter of 2024 compared to 2023

Net interest income, taxable equivalent, increased to $33.2 million for the second quarter of 2024, up from $31.7 million for the second quarter of 2023. Net interest income was positively impacted by the increase in balances of loans and leases and the increase in yield/rate on these interest-earning assets, offset by the increase in the cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.34 billion for the second quarter of 2023, to $4.49 billion for the second quarter of 2024, primarily from the increase in our average loan and lease balances and average cash balances, which was offset by decreases in average securities. Over this period, average loan and lease balances increased by $195.7 million, average federal funds sold and other interest earning assets increased by $151.2 million, and average interest-bearing deposits increased by $229.7 million.  Average securities decreased by $191.3 million, average borrowings decreased by $12.2 million and noninterest-bearing deposits decreased by $62.7 million. The tax equivalent net interest margin increased to 2.97% for the second quarter of 2024, compared to 2.93% for the second quarter of 2023. The yield on earning assets increased from 4.82% for the second quarter of 2023, to 5.52% for the second quarter of 2024, primarily due to the deployment of excess cash and cash equivalents into loans and leases and the increase in rates by the Federal Reserve. The cost of average interest-bearing deposits increased from 2.46% for the second quarter of 2023, to 3.23% for the second quarter of 2024, primarily due to the increase in rates by the Federal Reserve and increased pricing competition.

The following table summarizes the major components of net interest income and the related yields and costs for the period presented (dollars in thousands):

	Three Months Ended June 30,
	2024			2023
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans and leases, including fees[1]	$3,504,265	$51,110	5.87%	$3,308,595	$45,446	5.51%
Taxable securities	580,517	5,320	3.69%	770,275	4,335	2.26%
Tax-exempt securities[2]	63,690	447	2.82%	65,265	452	2.78%
Federal funds sold and other earning assets	346,459	4,759	5.52%	195,266	1,956	4.02%
Total interest-earning assets	4,494,931	61,636	5.52%	4,339,401	52,189	4.82%
Noninterest-earning assets	383,697			355,701
Total assets	$4,878,628			$4,695,102

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$983,433	5,950	2.43%	$950,227	4,892	2.06%
Money market and savings deposits	1,909,125	16,529	3.48%	1,737,303	11,785	2.72%
Time deposits	528,985	4,960	3.77%	504,350	2,877	2.29%
Total interest-bearing deposits	3,421,543	27,439	3.23%	3,191,880	19,554	2.46%
Borrowings	12,684	148	4.69%	24,845	339	5.47%
Subordinated debt	42,129	884	8.44%	42,044	626	5.97%
Total interest-bearing liabilities	3,476,356	28,471	3.29%	3,258,769	20,519	2.53%
Noninterest-bearing deposits	888,693			951,381
Other liabilities	47,208			40,669
Total liabilities	4,412,257			4,250,819
Shareholders' equity	466,371			444,283
Total liabilities and shareholders’ equity	$4,878,628			$4,695,102
Net interest income, taxable equivalent		$33,165			$31,670
Interest rate spread			2.22%			2.30%
Tax equivalent net interest margin			2.97%			2.93%

Percentage of average interest-earning assets to average interest-bearing liabilities			129.30%			133.16%
Percentage of average equity to average assets			9.56%			9.46%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $257 thousand for the three months ended June 30, 2024, and $0 thousand for the three months ended June 30, 2023.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $94 thousand and $95 thousand for the three months ended June 30, 2024, and 2023, respectively.

First six months of 2024 compared to 2023

Net interest income, taxable equivalent, decreased to $65.0 million for the first six months of 2024, down from $67.7 million for the first six months of 2023. Net interest income was positively impacted, compared to the prior year, primarily by the increase in balances of loans and leases and the increase in yield/rate on interest-earning assets, offset by the increase in the cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.38 billion for the first six months of 2023, to $4.50 billion for the first six months of 2024, primarily because of the Company’s continued organic loan and lease growth and the increase in our average cash balances, offset by a decrease in our securities. Over this period, average loan and lease balances increased by $197.5 million, federal funds sold and other interest earning assets increased by $63.9 million and average interest-bearing deposits increased by $219.4 million.  Average securities decreased by $147.9 million, average borrowings decreased $8.9 million and noninterest-bearing deposits decreased by $102.6 million.  The tax equivalent net interest margin decreased to 2.91% for the first six months of 2024, compared to 3.12% for the first six months of 2023. The yield on earning assets increased from 4.85% for the first six months of 2023, to 5.44% for the first six months of 2024, primarily due the deployment of excess cash and cash equivalents into loans and leases and the increase in rates by the Federal Reserve. The cost of average interest-bearing deposits increased from 2.25% for the first six months of 2023 to 3.19% for the first six months of 2024, primarily due to the increase in rates by the Federal Reserve and increased pricing competition.

	Six Months Ended June 30,
	2024			2023

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$3,481,187	$101,130	5.84%	$3,283,662	$90,173	5.54%
Taxable Securities	600,661	9,869	3.30%	747,037	7,986	2.16%
Tax-exempt securities[2]	63,925	892	2.81%	65,405	897	2.77%
Federal funds and other earning assets	350,186	9,620	5.52%	286,254	6,405	4.51%
Total interest-earning assets	4,495,959	121,511	5.44%	4,382,358	105,461	4.85%
Noninterest-earning assets	381,964			357,837
Total assets	$4,877,923			$4,740,195

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$989,790	12,010	2.44%	$947,196	9,119	1.94%
Money market and savings deposits	1,906,990	32,677	3.45%	1,778,650	22,168	2.51%
Time deposits	535,389	9,787	3.68%	486,952	4,613	1.91%
Total interest-bearing deposits	3,432,169	54,474	3.19%	3,212,798	35,900	2.25%
Borrowings	11,964	276	4.64%	20,874	564	5.45%
Subordinated debt	42,118	1,782	8.51%	42,033	1,252	6.01%
Total interest-bearing liabilities	3,486,251	56,532	3.26%	3,275,705	37,716	2.32%
Noninterest-bearing deposits	880,767			983,348
Other liabilities	47,146			42,777
Total liabilities	4,414,164			4,301,830
Shareholders' equity	463,759			438,365
Total liabilities and shareholders’ equity	$4,877,923			$4,740,195
Net interest income, taxable equivalent		$64,979			$67,745
Interest rate spread			2.17%			2.53%
Tax equivalent net interest margin			2.91%			3.12%

Percentage of average interest-earning assets to average interest-bearing liabilities			128.96%			133.78%
Percentage of average equity to average assets			9.51%			9.25%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $257 thousand for the six months ended June 30, 2024, and $0 thousand for the six months ended June 30, 2023.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $187 thousand for the six months ended June 30, 2024, and $188 thousand for the six months ended June 30, 2023.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Service charges on deposit accounts	$1,692	$1,657	$35	$3,304	$3,102	$202
Mortgage banking	348	332	16	628	504	124
Investment services	1,302	1,300	2	2,682	2,305	377
Insurance commissions	1,284	1,139	145	2,387	2,398	(11)
Interchange and debit card transaction fees, net	1,343	1,347	(4)	2,596	2,730	(134)
Other	1,635	1,355	280	4,387	3,016	1,371
Total noninterest income	$7,604	$7,130	$474	$15,984	$14,055	$1,929

Second quarter of 2024 compared to 2023

Noninterest income increased by $474 thousand during the second quarter of 2024 compared to the same period in 2023. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in insurance commissions, driven by organic growth; and
●	Increase in other, primarily related to the $283 thousand gain on sale of a bank owned property.

First six months of 2024 compared to 2023

Noninterest income increased by $1.9 million during the first six months of 2024 compared to the same period in 2023. This change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to increased account activity;
●	Increase in investment services, primarily related to organic growth in assets under management; and
●	Increase in other, primarily related to the $1.6 million gain on sale of bank-owned properties.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Salaries and employee benefits	$17,261	$15,947	$1,314	$33,900	$32,689	$1,211
Occupancy and equipment	3,324	3,318	6	6,720	6,526	194
FDIC insurance	825	875	(50)	1,740	1,416	324
Other real estate and loan related expense	538	441	97	1,123	1,013	110
Advertising and marketing	295	305	(10)	597	660	(63)
Data processing and technology	2,452	2,235	217	4,916	4,398	518
Professional services	1,064	764	300	1,989	1,572	417
Amortization of intangibles	608	675	(67)	1,220	1,334	(114)
Other	2,834	2,850	(16)	5,549	5,331	218
Total noninterest expense	$29,201	$27,410	$1,791	$57,754	$54,939	$2,815

Second quarter of 2024 compared to 2023

Noninterest expense increased by $1.8 million in the second quarter of 2024 as compared to the same period in 2023. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to an increase in incentive accruals and employee health insurance;

●	Increase in data processing and technology, as a result of overall franchise growth and enhancements to our core systems; and
●	Increase in professional services, primarily due to increases in audit fees, advisory board fees and consulting expenses.

First six months of 2024 compared to 2023

Noninterest expense increased by $2.8 million in the first six months of 2024 as compared to the same period in 2023. The change in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to overall franchise growth;
●	Increase in FDIC insurance, related to continued asset growth;
●	Increase in data processing and technology, primarily from continued infrastructure build; and
●	Increase in professional services, primarily due to increases in audit fees, advisory board fees and consulting expenses.

Taxes

Second quarter of 2024 compared to 2023

In the second quarter of 2024 and 2023, income tax expense totaled $2.3 million, respectively. The effective tax rate was approximately 22.6% in the second quarter of 2024 compared to 21.0% in the second quarter of 2023.

First six months of 2024 compared to 2023

In the first six months of 2024 income tax expense totaled $5.0 million compared to $5.7 million in the first six months of 2023.  The effective tax rate was approximately 22.2% for first six months of 2024 compared to 21.8% for the six months ended 2023.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding of approximately $3.54 billion at June 30, 2024, compared to $3.41 billion at December 31, 2023. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

The following tables summarizes the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	June 30,	Gross	December 31,	Gross
	2024	Total	2023	Total
Commercial real estate	$1,815,363	50.8%	$1,739,205	50.4%
Consumer real estate	678,331	19.0%	649,867	18.9%
Construction and land development	294,575	8.2%	327,185	9.5%
Commercial and industrial	701,460	19.6%	645,918	18.8%
Leases	70,299	2.0%	68,752	2.0%
Consumer and other	14,130	0.4%	13,535	0.4%
Total loans and leases	3,574,158	100.0%	3,444,462	100.0%
Less: Allowance for credit losses	(34,690)		(35,066)
Loans and leases, net	$3,539,468		$3,409,396

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at June 30, 2024, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$93,382	$1,052,655	$613,322	$56,004	$1,815,363	$1,032,942	$689,039
Consumer real estate-mortgage	38,789	199,614	97,765	342,163	678,331	269,511	370,031
Construction and land development	68,231	150,430	37,704	38,210	294,575	103,379	122,965
Commercial and industrial	192,111	410,692	74,898	23,759	701,460	364,596	144,753
Leases	1,929	68,216	154	—	70,299	68,370	—
Consumer and other	7,984	5,668	445	33	14,130	5,850	296
Total loans and leases	$402,426	$1,887,275	$824,288	$460,169	$3,574,158	$1,844,648	$1,327,084

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases as a percentage of total gross loans and leases, net of deferred fees, was 0.19% as of June 30, 2024, and 0.24% December 31, 2023, respectively. Total nonperforming assets as a percentage of total assets was 0.20% as of June 30, 2024, and December 31, 2023, respectively.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days and 90 days or more past due, excluding nonaccrual loans for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
June 30, 2024
Commercial real estate	$1,815,363	$105	0.01%	$79	-%	$184	0.01%
Consumer real estate	678,331	1,235	0.18	-	-	1,235	0.18
Construction and land development	294,575	106	0.04	-	-	106	0.04
Commercial and industrial	701,460	734	0.10	130	0.02	864	0.12
Leases	70,299	1,581	2.25	-	-	1,581	2.25
Consumer and other	14,130	106	0.75	1	0.01	107	0.76
Total	$3,574,158	$3,867	0.11	$210	0.01	$4,077	0.11

December 31, 2023
Commercial real estate	$1,739,205	$322	0.02%	$-	-%	$322	0.02%
Consumer real estate	649,867	2,229	0.34	-	-	2,229	0.34
Construction and land development	327,185	631	0.19	-	-	631	0.19
Commercial and industrial	645,918	1,286	0.20	-	-	1,286	0.20
Leases	68,752	1,340	1.95	72	0.10	1,412	2.05
Consumer and other	13,535	89	0.66	98	0.72	187	1.38
Total	$3,444,462	$5,897	0.17	$170	-	$6,067	0.18

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	June 30, 2024			December 31, 2023
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate	$1,815,363	$1,449	0.08%	$1,739,205	$2,044	0.12%
Consumer real estate	678,331	2,788	0.41	649,867	2,647	0.41
Construction and land development	294,575	-	-	327,185	620	0.19
Commercial and industrial	701,460	2,053	0.29	645,918	2,480	0.38
Leases	70,299	142	0.20	68,752	140	0.20
Consumer and other	14,130	-	-	13,535	-	-
Total	$3,574,158	$6,432	0.18	$3,444,462	$7,931	0.23

Allowance for credit losses to nonaccrual loans		539.33%			424.75%

Allocation of the Allowance for Credit Losses

We maintain the allowance at a level that we deem appropriate to adequately cover change in the loan and lease portfolio. Our provision for credit losses for loans and leases for the six months ended June 30, 2024, is $818 thousand compared to $970 thousand in the same period of 2023, a decrease of $152 thousand.  As of June 30, 2024, and December 31, 2023, our allowance for credit losses was $34.7 million and $35.1 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for credit loss as a percentage of total loans and leases was 0.97% at June 30, 2024 and 1.02% at December 31, 2023, respectively.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
June 30, 2024
Commercial real estate	$15,630	50.8%	$1,815,363	0.86%
Consumer real estate	7,543	19.0	678,331	1.11
Construction and land development	3,496	8.2	294,575	1.19
Commercial and industrial	7,234	19.6	701,460	1.03
Leases	670	2.0	70,299	0.95
Consumer and other	117	0.4	14,130	0.83
Total	$34,690	100.0%	$3,574,158	0.97

December 31, 2023
Commercial real estate	$15,264	50.4%	$1,739,205	0.88%
Consumer real estate	7,249	18.9	649,867	1.12
Construction and land development	4,874	9.5	327,185	1.49
Commercial and industrial	6,924	18.8	645,918	1.07
Leases	640	2.0	68,752	0.93
Consumer and other	115	0.4	13,535	0.85
Total	$35,066	100.0%	$3,444,462	1.02

The allowance associated with the individually evaluated loans and leases were approximately $3.1 million at June 30, 2024, compared to $3.5 million at December 31, 2023.

Analysis of the Allowance for Credit Losses

The following is a summary of changes in the allowance for credit losses for the periods presented including the ratio of the allowance for credit losses to total loans and leases as of the end of each period (dollars in thousands):

								Ratio of Net (charge-offs)
		Provision for		Net (charge-offs)		Average		Recoveries to
		Credit Losses		Recoveries		Loans		Average Loans
Three Months Ended June 30, 2024
Commercial real estate		$756		$31		$1,768,387		-%
Consumer real estate		265		32		664,675		-
Construction and land development		(1,208)		-		306,330		-
Commercial and industrial		745		(152)		680,489		(0.02)
Leases		258		(245)		70,669		(0.35)
Consumer and other		80		(75)		13,715		(0.55)
Total		$896		$(409)		$3,504,265		(0.01)

Three Months Ended June 30, 2023
Commercial real estate		$(215)		1		$1,638,053		-%
Consumer real estate		333		4		615,364		-
Construction and land development		202		25		390,357		0.01
Commercial and industrial		95		50		582,580		0.01
Leases		8		(59)		67,027		(0.09)
Consumer and other		(3)		27		15,214		0.18
Total		$420		$48		$3,308,595		-

Six Months Ended June 30, 2024
Commercial real estate		$333		$33		$1,756,742		-%
Consumer real estate		290		4		660,297		-
Construction and land development		(937)		(441)		304,313		(0.14)
Commercial and industrial		637		(327)		676,007		(0.05)
Leases		352		(322)		70,203		(0.46)
Consumer and other		143		(141)		13,625		(1.03)
Total		$818		$(1,194)		$3,481,187		(0.03)

Six Months Ended June 30, 2023
Commercial real estate		$(41)		3		$1,625,710		-%
Consumer real estate		593		9		610,726		0.00
Construction and land development		192		25		387,415		0.01
Commercial and industrial		132		(103)		578,190		(0.02)
Leases		16		(68)		66,522		(0.10)
Consumer and other		78		(78)		15,099		(0.52)
Total		$970		$(212)		$3,283,662		-

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio decreased from $689.6 million at December 31, 2023, to $629.8 million at June 30, 2024, primarily as a result of Treasury securities maturities. Our securities to asset ratio has decreased from 14.3% at December 31, 2023, to 12.9% at June 30, 2024.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at June 30, 2024 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$83,822	1.27%	$—	-%	$—	-%	$83,822	1.27%
U.S. Government agencies	1,280	4.45	154	6.56	43,992	6.84	—	-	45,426	6.77
State and political subdivisions	480	-	3,221	2.62	5,298	3.41	9,365	3.72	18,364	3.41
Other debt securities	997	4.65	2,899	8.81	37,833	5.05	500	4.50	42,229	5.32
Mortgage-backed securities	2	1.05	13,061	3.48	124,588	3.64	206,436	3.95	344,087	3.82
Total securities	$2,759	4.63	$103,157	1.81	$211,711	4.55	$216,301	3.94	$533,928	3.77

Held-to-maturity:
U.S. Treasury	$—	-%	$—	-%	$—	-%	$—	-%	$—	-%
U.S. Government agencies	—	-	—	-	42,435	1.84	6,295	2.01	48,730	1.86
State and political subdivisions	—	-	740	1.32	4,475	2.17	46,956	2.14	52,171	2.13
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,808	2.14	23,287	2.12	28,095	2.12
Total securities	$—	1.71	$740	1.32	$51,718	1.90	$76,538	2.13	$128,996	2.03
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2024, brokered deposits represented approximately 0.05% of total deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and six month periods ending June 30, 2024, and 2023, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$888,693	20.6%	—%	$951,381	23.0%	—%
Interest-bearing demand	983,433	22.8%	2.43%	950,227	22.9%	2.06%
Money market and savings	1,909,125	44.3%	3.48%	1,737,303	41.9%	2.72%
Time deposits	528,985	12.3%	3.77%	504,350	12.2%	2.29%
Total average deposits	$4,310,236	100.0%	2.56%	$4,143,261	100.0%	1.89%

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$880,767	20.4%	—%	$983,348	23.4%	—%
Interest-bearing demand	989,790	22.9%	2.44%	947,196	22.6%	1.94%
Money market and savings	1,906,990	44.3%	3.45%	1,778,650	42.4%	2.51%
Time deposits	535,389	12.4%	3.68%	486,952	11.6%	1.91%
Total average deposits	$4,312,936	100.0%	2.54%	$4,196,146	100.0%	1.73%

The Company believes its deposit product offerings are properly structured to attract and retain core deposit relationships. The average cost of interest-bearing deposits for the three months ended June 30, 2024, and 2023, was 3.23% and 2.46%, respectively. The cost increase was primarily attributable to the rate increases.  The average cost of interest-bearing deposits for the six months ended June 30, 2024, and 2023, was 3.19% and 2.25%, respectively. The cost increase was primarily attributable to the increases in rates.

Total deposits as of June 30, 2024, were $4.32 billion, which was an increase of $48.8 million from December 31, 2023. This increase was primarily from organic deposit growth. As of June 30, 2024, the Company had outstanding time deposits under $250,000 with balances of $315.3 million and time deposits over $250,000 with balances of $208.7 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

June 30,
2024
Three months or less	$65,904
Three to six months	48,011
Six to twelve months	68,658
More than twelve months	26,122
Total	$208,695

The Company's estimated uninsured deposits totaled $1.86 billion at June 30, 2024, compared to $1.76 billion at December 31, 2023, representing 43.1% and 41.3% of total deposits at June 30, 2024, and December 31, 2023, respectively.  These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be down-streamed as Tier 1 capital to the Bank. Borrowings totaled $12.7 million at June 30, 2024, and consisted of short-term borrowings of $8.0 million, and $4.7 million of securities sold under repurchase agreements. Long-term debt totaled $42.1 million at June 30, 2024, and December 31, 2023, respectively, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements – Note 6 – Borrowings, Line of Credit and Subordinated Debt.”

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At June 30, 2024 and December 31, 2023, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements – Note 12 – Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At June 30, 2024, we had $720.0 million of pre-approved but unused lines of credit and $18.4 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements – Note 8 – Commitments and Contingent Liabilities.”

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

Estimated % Change in Net Interest Income Over 12 Months
June 30, 2024:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(1.92)%
200 basis points increase	(3.59)%
100 basis points decrease	1.18%
200 basis points decrease	1.69%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
June 30, 2024:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(5.17)%
200 basis points increase	(10.65)%
100 basis points decrease	5.65%
200 basis points decrease	8.88%

At June 30, 2024, our model results indicated that we were within our policy limits.

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

The Company has $2.8 million in securities that mature throughout the next 12 months. The Company also has unused borrowing capacity in the amount of $933.8 million available with the Federal Reserve, Federal Home Loan Bank, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2024 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of June 30, 2024, we have purchased $8.5 million of the authorized $10.0 million and may purchase up to an additional $1.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended June 30, 2024.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
April 1, 2024 to April 30, 2024	28,035	$20.76	28,035	$3,902
May 1, 2024 to May 31, 2024	94,900	21.72	94,900	1,840
June 1, 2024 to June 30, 2024	13,260	22.19	13,260	1,546
Total	136,195	$21.57	136,195	$1,546

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	Not applicable
(b)	Not applicable
(c)	Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.

Item 6. Exhibits

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated as of September 1, 2022, by Sunbelt Group, LLC, A. Mark Slater., and Rains Agency Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed September 6, 2022
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

SmartFinancial, Inc.

Date:	August 9, 2024	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	August 9, 2024	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)