Form 10-Q
period 2024-09-30
SMARTFINANCIAL INC.
filed 2024-11-12
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes  ☐    No  ☒

As of November 05, 2024, there were 16,926,374 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	September 30,	December 31,
	2024	2023*
ASSETS:
Cash and due from banks	$65,109	$61,586
Interest-bearing deposits with banks	125,298	233,237
Federal funds sold	2,507	57,448
Total cash and cash equivalents	192,914	352,271
Securities available-for-sale, at fair value	501,336	408,410
Securities held-to-maturity, at amortized cost	127,779	281,236
Other investments	20,352	13,662
Loans held for sale	5,804	4,418
Loans and leases	3,717,478	3,444,462
Less: Allowance for credit losses	(35,609)	(35,066)
Loans and leases, net	3,681,869	3,409,396
Premises and equipment, net	91,055	92,963
Other real estate owned	179	517
Goodwill and other intangibles, net	105,324	107,148
Bank owned life insurance	105,025	83,434
Other assets	77,297	75,932
Total assets	$4,908,934	$4,829,387

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$863,949	$898,044
Interest-bearing demand	834,207	1,006,915
Money market and savings	1,854,777	1,812,427
Time deposits	769,558	550,468
Total deposits	4,322,491	4,267,854
Borrowings	8,997	13,078
Subordinated debt	39,663	42,099
Other liabilities	48,760	46,470
Total liabilities	4,419,911	4,369,501
Commitments and contingent liabilities - see Note 8	—	—
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 16,926,374 and 16,988,879 shares issued and outstanding, respectively	16,926	16,989
Additional paid-in capital	293,909	295,699
Retained earnings	195,537	173,105
Accumulated other comprehensive income (loss)	(17,349)	(25,907)
Total shareholders' equity	489,023	459,886
Total liabilities and shareholders' equity	$4,908,934	$4,829,387

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans and leases, including fees	$54,738	$47,539	$155,611	$137,712
Securities:
Taxable	5,233	4,335	15,101	12,322
Tax-exempt	350	356	1,056	1,066
Federal funds sold and other earning assets	3,635	3,045	13,255	9,448
Total interest income	63,956	55,275	185,023	160,548
Interest expense:
Deposits	27,350	23,433	81,824	59,333
Borrowings	709	210	985	775
Subordinated debt	865	626	2,647	1,877
Total interest expense	28,924	24,269	85,456	61,985
Net interest income	35,032	31,006	99,567	98,563
Provision for credit losses	2,575	795	3,018	1,458
Net interest income after provision for credit losses	32,457	30,211	96,549	97,105
Noninterest income:
Service charges on deposit accounts	1,780	1,736	5,084	4,838
Loss on sale of securities	—	(6,801)	—	(6,801)
Mortgage banking	410	309	1,038	813
Investment services	1,881	1,461	4,563	3,766
Insurance commissions	1,477	1,153	3,865	3,551
Interchange and debit card transaction fees, net	1,349	1,357	3,945	4,087
Other	2,242	1,476	6,627	4,492
Total noninterest income	9,139	691	25,122	14,746
Noninterest expense:
Salaries and employee benefits	18,448	16,785	52,348	49,474
Occupancy and equipment	3,423	3,547	10,144	10,073
FDIC insurance	825	825	2,565	2,241
Other real estate and loan related expense	460	603	1,582	1,616
Advertising and marketing	327	346	924	1,006
Data processing and technology	2,519	2,378	7,435	6,777
Professional services	1,201	735	3,190	2,307
Amortization of intangibles	604	647	1,824	1,981
Merger related and restructuring expenses	—	110	—	110
Other	3,039	2,540	8,587	7,870
Total noninterest expense	30,846	28,516	88,599	83,455
Income before income tax expense	10,750	2,386	33,072	28,396
Income tax expense	1,610	319	6,572	5,993
Net income	$9,140	$2,067	$26,500	$22,403
Earnings per common share:
Basic	$0.55	$0.12	$1.58	$1.33
Diluted	$0.54	$0.12	$1.57	$1.33
Weighted average common shares outstanding:
Basic	16,726,658	16,807,548	16,782,200	16,801,840
Diluted	16,839,998	16,918,635	16,874,316	16,907,325

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$9,140	$2,067	$26,500	$22,403
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	12,193	(5,830)	11,084	(5,178)
Tax effect	(3,150)	1,505	(2,863)	1,337
Amortization of unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity	33	37	101	115
Tax effect	(8)	(10)	(26)	(30)
Reclassification adjustment for realized losses (gains) included in net income	—	6,801	—	6,801
Tax effect	—	(1,757)	—	(1,757)
Unrealized gains (losses) on securities available-for-sale, net of tax	9,068	746	8,296	1,288
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	(928)	—	(30)	—
Tax effect	239	—	8	—
Reclassification adjustment for realized losses (gains) included in net income	(142)	—	(391)	—
Tax effect	38	—	102	—
Unrealized gains (losses) on fair value hedged instruments arising during the period, net of tax	(793)	—	(311)	—
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	258	139	886	(273)
Tax effect	(68)	(36)	(229)	71
Reclassification adjustment for realized losses (gains) included in net income	(24)	16	(114)	110
Tax effect	8	(4)	30	(28)
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	174	115	573	(120)

Total other comprehensive income	8,449	861	8,558	1,168
Comprehensive income	$17,589	$2,928	$35,058	$23,571

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – (Unaudited)

For the Three and Nine Months Ended September 30, 2024 and 2023

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2022	16,900,805	$16,901	$294,330	$156,545	$(35,324)	$432,452
Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	(6,606)	—	(6,606)
Balance, January 1, 2023, adjusted	16,900,805	16,901	294,330	149,939	(35,324)	425,846
Net income	—	—	—	22,403	—	22,403
Other comprehensive income	—	—	—	—	1,168	1,168
Common stock issued pursuant to:
Stock options exercised	15,705	16	149	—	—	165
Restricted stock, net of forfeitures	79,670	80	(80)	—	—	—
Restricted stock withheld for taxes	(1,637)	(2)	(33)	—	—	(35)
Stock compensation expense	—	—	1,176	—	—	1,176
Common stock dividend ($0.24 per share)	—	—	—	(4,071)	—	(4,071)
Balance, September 30, 2023	16,994,543	$16,995	$295,542	$168,271	$(34,156)	$446,652

Balance, December 31, 2023	16,988,879	$16,989	$295,699	$173,105	$(25,907)	$459,886
Net income	—	—	—	26,500	—	26,500
Other comprehensive income	—	—	—	—	8,558	8,558
Common stock issued pursuant to:
Stock options exercised	6,192	6	62	—	—	68
Restricted stock, net of forfeitures	78,757	79	(79)	—	—	—
Restricted stock withheld for taxes	(11,259)	(12)	(208)	—	—	(220)
Stock compensation expense	—	—	1,266	—	—	1,266
Common stock dividend ($0.24 per share)	—	—	—	(4,068)	—	(4,068)
Repurchases of common stock	(136,195)	(136)	(2,831)	—	—	(2,967)
Balance, September 30, 2024	16,926,374	$16,926	$293,909	$195,537	$(17,349)	$489,023

Balance, June 30, 2023	17,004,092	$17,004	$295,296	$167,564	$(35,017)	$444,847
Net income	—	—	—	2,067	—	2,067
Other comprehensive income	—	—	—	—	861	861
Common stock issued pursuant to:
Restricted stock, net of forfeitures	(7,912)	(7)	7	—	—	—
Restricted stock withheld for taxes	(1,637)	(2)	(33)	—	—	(35)
Stock compensation expense	—	—	272	—	—	272
Common stock dividend ($0.08 per share)	—	—	—	(1,360)	—	(1,360)
Balance, September 30, 2023	16,994,543	$16,995	$295,542	$168,271	$(34,156)	$446,652

Balance, June 30, 2024	16,925,902	$16,926	$293,586	$187,751	$(25,798)	$472,465
Net income	—	—	—	9,140	—	9,140
Other comprehensive income	—	—	—	—	8,449	8,449
Common stock issued pursuant to:
Stock options exercised	1,692	2	24	—	—	26
Restricted stock, net of forfeitures	4,000	4	(4)	—	—	—
Restricted stock withheld for taxes	(5,220)	(6)	(69)	—	—	(75)
Stock compensation expense	—	—	372	—	—	372
Common stock dividends ($0.08 per share)	—	—	—	(1,354)	—	(1,354)
Balance, September 30, 2024	16,926,374	$16,926	$293,909	$195,537	$(17,349)	$489,023

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$26,500	$22,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,900	8,372
Amortization of intangible assets	1,824	1,981
Provision for credit losses	3,018	1,458
Stock compensation expense	1,266	1,176
Loss on sale of securities available-for-sale	—	6,801
Deferred income tax expense	628	1,801
Increase in cash surrender value of bank-owned life insurance	(1,591)	(1,445)
Net losses from sale and write-downs of other real estate owned and other repossessed assets	569	12
Net gains from mortgage banking	(950)	(813)
Origination of loans held for sale	(41,010)	(28,585)
Proceeds from sales of loans held for sale	40,574	28,416
Net (gain) loss from sale/disposal of fixed assets	(1,647)	56
Net change in:
Accrued interest receivable	(198)	(919)
Accrued interest payable	250	1,458
Other assets	3,361	(11,885)
Other liabilities	(3,478)	(2,278)
Net cash provided by operating activities	36,016	28,009
Cash flows from investing activities:
Available-for-sale:
Proceeds from sales	—	152,775
Proceeds from maturities, calls and paydowns	36,816	32,404
Purchases	(119,935)	(94,424)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	151,881	1,986
Proceeds from sales of other investments	348	2,669
Purchases of other investments	(7,407)	(944)
Purchases of bank-owned life insurance	(20,000)	—
Net increase in loans and leases	(279,709)	(148,006)
Proceeds from sale of fixed assets	4,698	633
Purchases of premises and equipment	(5,072)	(4,016)
Proceeds from sale of other real estate owned and other repossessed assets	2,083	326
Net cash used in investing activities	(236,297)	(56,597)
Cash flows from financing activities:
Net increase in deposits	54,693	169,521
Net (decrease) increase in securities sold under agreements to repurchase	(1,082)	1,342
Proceeds from borrowings	155,000	26,000
Repayment of borrowings	(160,500)	(30,500)
Cash dividends paid	(4,068)	(4,071)
Issuance of common stock	68	165
Restricted shares withheld for taxes	(220)	(35)
Repurchases of common stock	(2,967)	—
Net cash provided by financing activities	40,924	162,422
Net change in cash and cash equivalents	(159,357)	133,834
Cash and cash equivalents, beginning of period	352,271	266,424
Cash and cash equivalents, end of period	$192,914	$400,258
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$85,207	$60,437
Net cash paid during the period for income taxes	6,724	9,406
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	2,959	1,751
Acquisition of real estate through foreclosure	179	272
Acquisition of other repossessed assets	3,896	—
Financed sales of other repossessed assets	618	—

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed assets and deferred taxes, the fair value of financial instruments, goodwill, and the fair value of assets acquired, and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The following unaudited condensed financial statement notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2023, as filed in its Annual Report on Form 10-K with the SEC. The following is a summary of recent authoritative pronouncements issued but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

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

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in certain categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. The guidance is effective for us for fiscal years beginning after December 15, 2024, though early adoption is permitted. The Company is assessing ASU 2023-09, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. Subsequent to adoption, a number of businesses and business groups filed petitions seeking a judicial review of the final rule, asserting that the SEC does not have the authority to promulgate it. In April 2024, the SEC issued an order staying its final rule pending completion of the judicial review of certain petitions consolidated in the U.S. Court of Appeals for the Eighth Circuit. The Company will continue to monitor the outcome of this judicial review.

Note 2. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

presented below. There were no antidilutive shares for the three and nine months ended September 30, 2024, and September 30, 2023, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic earnings per share computation:
Net income available to common shareholders	$9,140	$2,067	$26,500	$22,403
Average common shares outstanding – basic	16,726,658	16,807,548	16,782,200	16,801,840
Basic earnings per share	$0.55	$0.12	$1.58	$1.33
Diluted earnings per share computation:
Net income available to common shareholders	$9,140	$2,067	$26,500	$22,403
Average common shares outstanding – basic	16,726,658	16,807,548	16,782,200	16,801,840
Incremental shares from assumed conversions:
Stock options and restricted stock	113,340	111,087	92,116	105,485
Average common shares outstanding - diluted	16,839,998	16,918,635	16,874,316	16,907,325
Diluted earnings per common share	$0.54	$0.12	$1.57	$1.33

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM are summarized as follows (in thousands):

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$83,576	$—	$(5,665)	$77,911
U.S. Government-sponsored enterprises (GSEs)	41,964	710	(108)	42,566
Municipal securities	18,319	78	(300)	18,097
Other debt securities	42,254	243	(2,265)	40,232
Mortgage-backed securities (GSEs)	337,205	2,886	(17,561)	322,530
Total	$523,318	$3,917	$(25,899)	$501,336

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$48,423	$—	$(5,643)	$42,780
Municipal securities	51,913	—	(5,779)	46,134
Mortgage-backed securities (GSEs)	27,443	—	(3,090)	24,353
Total	$127,779	$—	$(14,512)	$113,267

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$84,307	$—	$(8,274)	$76,033
U.S. Government-sponsored enterprises (GSEs)	46,983	1,256	(146)	48,093
Municipal securities	18,616	135	(475)	18,276
Other debt securities	36,863	93	(3,887)	33,069
Mortgage-backed securities (GSEs)	254,288	588	(21,937)	232,939
Total	$441,057	$2,072	$(34,719)	$408,410

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,066	$—	$(1,482)	$148,584
U.S. Government-sponsored enterprises (GSEs)	49,336	—	(7,143)	42,193
Municipal securities	52,680	—	(6,178)	46,502
Mortgage-backed securities (GSEs)	29,154	—	(3,895)	25,259
Total	$281,236	$—	$(18,698)	$262,538

At September 30, 2024 and December 31, 2023, securities with a carrying value totaling approximately $452.5 million and $358.3 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the three and nine months ended September 30, 2024, there were no gross gains or gross losses related to the sale of investment securities.  For the three and nine months ended September 30, 2023, the Company recorded gross losses of $6.8 million related to the sale of securities.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost and estimated fair value of securities at September 30, 2024, by contractual maturity for non-mortgage-backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$1,478	$1,451
Due from one year to five years	94,342	88,500
Due from five years to ten years	81,054	79,751
Due after ten years	9,239	9,104
	186,113	178,806
Mortgage-backed securities	337,205	322,530
Total	$523,318	$501,336

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	736	706
Due from five years to ten years	50,443	44,997
Due after ten years	49,157	43,211
	100,336	88,914
Mortgage-backed securities	27,443	24,353
Total	$127,779	$113,267

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities AFS and HTM have been in a continuous unrealized loss position (in thousands):

	September 30, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$77,911	$(5,665)	9	$77,911	$(5,665)	9
U.S. Government-sponsored enterprises (GSEs)	5,494	(9)	2	5,217	(99)	4	10,711	(108)	6
Municipal securities	546	(2)	1	11,582	(298)	17	12,128	(300)	18
Other debt securities	5,340	(36)	3	28,687	(2,229)	25	34,027	(2,265)	28
Mortgage-backed securities (GSEs)	44,736	(1,185)	20	171,441	(16,376)	83	216,177	(17,561)	103
Total	$56,116	$(1,232)	26	$294,838	$(24,667)	138	$350,954	$(25,899)	164

	September 30, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$42,780	$(5,643)	13	$42,780	$(5,643)	13
Municipal securities	—	—	—	46,134	(5,779)	35	46,134	(5,779)	35
Mortgage-backed securities (GSEs)	—	—	—	24,353	(3,090)	5	24,353	(3,090)	5
Total	$—	$—	—	$113,267	$(14,512)	53	$113,267	$(14,512)	53

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$76,033	$(8,274)	9	$76,033	$(8,274)	9
U.S. Government-sponsored enterprises (GSEs)	9,743	(137)	3	1,482	(9)	3	11,225	(146)	6
Municipal securities	2,786	(2)	2	9,849	(473)	17	12,635	(475)	19
Other debt securities	2,986	(17)	2	29,057	(3,870)	26	32,043	(3,887)	28
Mortgage-backed securities (GSEs)	16,401	(229)	8	176,351	(21,708)	88	192,752	(21,937)	96
Total	$31,916	$(385)	15	$292,772	$(34,334)	143	$324,688	$(34,719)	158

	December 31, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$148,584	$(1,482)	4	$148,584	$(1,482)	4
U.S. Government-sponsored enterprises (GSEs)	—	—	—	42,194	(7,143)	13	42,194	(7,143)	13
Municipal securities	—	—	—	46,500	(6,178)	35	46,500	(6,178)	35
Mortgage-backed securities (GSEs)	—	—	—	25,258	(3,895)	5	25,258	(3,895)	5
Total	$—	$—	—	$262,536	$(18,698)	57	$262,536	$(18,698)	57

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those available-for-sale securities that have an unrealized loss at September 30, 2024, and it is not likely that they we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with available-for-sale securities at September 30, 2024, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at September 30, 2024.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s held-to-maturity portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. Treasury securities in addition to U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The held-to-maturity state and municipal securities are general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of September 30, 2024, continue to perform as scheduled and we do not believe an allowance for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity.  At September 30, 2024, all debt securities classified as held-to-maturity were rated AA- or higher by the ratings agencies.  Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses (“ACL”)

There were no past due or nonaccrual AFS or HTM securities at September 30, 2024, or December 31, 2023.  Accrued interest receivable is excluded from the estimate of credit losses and based on the analysis of the underlying risk

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit losses related to AFS or HTM securities recorded during the three or nine months ended September 30, 2024, and 2023, respectively, because the ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.  As of September 30, 2024, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	September 30,	December 31,
	2024	2023
Federal Reserve Bank stock	$9,184	$9,526
Federal Home Loan Bank stock	10,818	3,786
First National Bankers Bank stock	350	350
Total	$20,352	$13,662

Note 4. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	September 30,	December 31,
	2024	2023
Commercial real estate	$1,899,785	$1,739,205
Consumer real estate	690,504	649,867
Construction and land development	315,006	327,185
Commercial and industrial	731,600	645,918
Leases	67,052	68,752
Consumer and other	13,531	13,535
Total loans and leases	3,717,478	3,444,462
Less: Allowance for credit losses	(35,609)	(35,066)
Loans and leases, net	$3,681,869	$3,409,396

The loan and lease portfolio is disaggregated into segments. There are six loan and lease portfolio segments which include commercial real estate, consumer real estate, construction and land development, commercial and industrial, leases, and consumer and other.

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

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Three Months Ended September 30, 2024
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$15,630	$7,543	$3,496	$7,234	$670	$117	$34,690
Charged-off loans and leases	—	—	—	(430)	(924)	(72)	(1,426)
Recoveries of charge-offs	1	—	—	40	8	23	72
Provision charged to expense (1)	(57)	(14)	222	785	1,291	46	2,273
Ending balance	$15,574	$7,529	$3,718	$7,629	$1,045	$114	$35,609

	Three Months Ended September 30, 2023
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$14,314	$6,748	$5,446	$5,504	$586	$149	$32,747
Charged-off loans and leases	—	(9)	—	(179)	(143)	(86)	(417)
Recoveries of charge-offs	2	4	—	48	—	19	73
Provision charged to expense (2)	691	413	(369)	307	201	41	1,284
Ending balance	$15,007	$7,156	$5,077	$5,680	$644	$123	$33,687

	Nine Months Ended September 30, 2024
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$15,264	$7,249	$4,874	$6,924	$640	$115	$35,066
Charged-off loans and leases	—	—	(441)	(853)	(1,246)	(263)	(2,803)
Recoveries of charge-offs	34	4	—	136	8	73	255
Provision charged to expense (1)	276	276	(715)	1,422	1,643	189	3,091
Ending balance	$15,574	$7,529	$3,718	$7,629	$1,045	$114	$35,609

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2023
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$10,821	$4,028	$3,059	$3,997	$1,293	$136	$23,334
Impact of adopting ASU 2016-13	879	1,952	2,145	1,451	(683)	13	5,757
Purchased credit-deteriorated gross up	2,652	166	25	27	28	—	2,898
Charged-off loans and leases	—	(9)	—	(387)	(211)	(332)	(939)
Recoveries of charge-offs	5	13	25	153	—	187	383
Provision charged to expense (2)	650	1,006	(177)	439	217	119	2,254
Ending balance	$15,007	$7,156	$5,077	$5,680	$644	$123	$33,687

(1)	In the provision expense in the consolidated statements of income there was a provision of $302 thousand and a release of $73 thousand unfunded commitments through the provision for credit losses not reflected in the three and nine months ended September 30, 2024.
(2)	In the provision expense in the consolidated statements of income was a release of $489 thousand and $796 thousand of unfunded commitments through the provision for credit losses not reflected in the three and nine months ended September 30, 2023.

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for credit losses on loan and lease for the three and nine months ended September 30, 2024, is $2.3 million and $3.1 million, respectively, and $1.3 million and $2.3 million, during the three and nine months ended September 30, 2023, respectively.  As of September 30, 2024, and December 31, 2023, our allowance for credit losses was $35.6 million and $35.1 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.96% at September 30, 2024, and 1.02% at December 31, 2023.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial real estate
Pass	$236,517	$264,292	$599,952	$392,605	$158,693	$200,108	$14,092	$899	$1,867,158
Watch	-	7,293	5,192	1,883	2,600	6,911	557	-	24,436
Special mention	-	-	3,153	-	-	-	-	-	3,153
Substandard	485	342	-	3,317	303	591	-	-	5,038
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate	237,002	271,927	608,297	397,805	161,596	207,610	14,649	899	1,899,785
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	85,179	112,549	159,602	85,817	49,505	68,295	122,522	1,463	684,932
Watch	-	82	-	250	110	105	1,157	-	1,704
Special mention	-	-	-	-	-	51	-	-	51
Substandard	189	-	-	176	-	3,225	227	-	3,817
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	85,368	112,631	159,602	86,243	49,615	71,676	123,906	1,463	690,504
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land development
Pass	150,971	79,728	48,854	6,443	2,222	9,956	8,618	983	307,775
Watch	2,170	956	106	3,231	-	-	-	-	6,463
Special mention	558	-	-	-	-	-	-	-	558
Substandard	-	-	-	72	-	138	-	-	210
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	153,699	80,684	48,960	9,746	2,222	10,094	8,618	983	315,006
YTD gross charge-offs	-	-	-	-	(441)	-	-	-	(441)

Commercial and industrial
Pass	97,216	135,390	146,669	47,162	18,926	28,823	246,985	3,091	724,262
Watch	109	125	127	4,209	13	-	1,600	92	6,275
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	159	455	200	129	76	20	24	1,063
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	97,325	135,674	147,251	51,571	19,068	28,899	248,605	3,207	731,600
YTD gross charge-offs	-	(618)	(235)	-	-	-	-	-	(853)

Leases
Pass	21,003	20,591	18,741	4,841	1,420	456	-	-	67,052
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	21,003	20,591	18,741	4,841	1,420	456	-	-	67,052
YTD gross charge-offs	(29)	(602)	(585)	(1)	(1)	(28)	-	-	(1,246)

Consumer and other
Pass	3,966	2,585	1,121	470	282	243	4,853	-	13,520
Watch	5	-	-	-	-	-	-	-	5
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	2	-	-	4	-	-	6
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	3,971	2,585	1,123	470	282	247	4,853	-	13,531
YTD gross charge-offs	(5)	(72)	(54)	(30)	(45)	(57)	-	-	(263)

Total loans
Pass	594,852	615,135	974,939	537,338	231,048	307,881	397,070	6,436	3,664,699
Watch	2,284	8,456	5,425	9,573	2,723	7,016	3,314	92	38,883
Special mention	558	-	3,153	-	-	51	-	-	3,762
Substandard	674	501	457	3,765	432	4,034	247	24	10,134
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$598,368	$624,092	$983,974	$550,676	$234,203	$318,982	$400,631	$6,552	$3,717,478
Total YTD gross charge-offs	$(34)	$(1,292)	$(874)	$(31)	$(487)	$(85)	$-	$-	$(2,803)

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	September 30, 2024
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$1,909	$37	$802	$2,748	$1,897,037	$1,899,785
Consumer real estate	596	709	387	1,692	688,812	690,504
Construction and land development	—	—	41	41	314,965	315,006
Commercial and industrial	454	—	1,653	2,107	729,493	731,600
Leases	1,814	812	1,601	4,227	62,825	67,052
Consumer and other	85	18	16	119	13,412	13,531
Total	$4,858	$1,576	$4,500	$10,934	$3,706,544	$3,717,478

	December 31, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$52	$270	$1,660	$1,982	$1,737,223	1,739,205
Consumer real estate	2,216	1,347	561	4,124	645,743	649,867
Construction and land development	631	—	620	1,251	325,934	327,185
Commercial and industrial	956	330	2,286	3,572	642,346	645,918
Leases	1,208	132	212	1,552	67,200	68,752
Consumer and other	80	9	98	187	13,348	13,535
Total	$5,143	$2,088	$5,437	$12,668	$3,431,794	$3,444,462

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at September 30, 2024 and December 31, 2023. Also presented is the balance of loans on nonaccrual status at September 30, 2024 and December 31, 2023, for which there was no related allowance for credit losses is recorded (in thousands):

	September 30, 2024			December 31, 2023
	Total	Nonaccrual	Loans Past Due	Total	Nonaccrual	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	With No Allowance	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	for Credit Losses	Still Accruing
Commercial real estate	$1,416	$802	$—	$2,044	$1,352	$—
Consumer real estate	3,242	1,800	—	2,647	1,562	—
Construction and land development	41	—	—	620	—	—
Commercial and industrial	1,990	—	—	2,480	160	—
Leases	2,626	—	156	140	—	72
Consumer and other	4	—	16	—	—	98
Total	$9,319	$2,602	$172	$7,931	$3,074	$170

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	September 30, 2024
	Real Estate	Other	Total
Commercial real estate	$4,353	$—	$4,353
Consumer real estate	2,096	—	2,096
Construction and land development	—	—	—
Commercial and industrial	—	859	859
Leases	—	534	534
Consumer and other	—	—	—
Total	$6,449	$1,393	$7,842

	December 31, 2023
	Real Estate	Other	Total
Commercial real estate	$5,155	$—	$5,155
Consumer real estate	2,756	—	2,756
Construction and land development	1,411	—	1,411
Commercial and industrial	—	1,018	1,018
Leases	—	—	—
Consumer and other	—	—	—
Total	$9,322	$1,018	$10,340

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2024 and 2023, respectively. (dollars in thousands):

			Payment Delay
	Payment	Term	and Term
Three Months Ended September 30, 2024	Delay	Extension	Extension	Total
Commercial real estate	$—	$—	$—	$—
Consumer real estate	—	83	—	83
Construction and land development	—	—	—	—
Commercial and industrial	—	27	—	27
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$110	$—	$110

Nine Months Ended September 30, 2024
Commercial real estate	$—	$226	$—	$226
Consumer real estate	—	83	—	83
Construction and land development	—	—	—	—
Commercial and industrial	—	27	—	27
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$336	$—	$336

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			Payment Delay
	Payment	Term	and Term
Three Months Ended September 30, 2023	Delay	Extension	Extension	Total
Commercial real estate	$—	$528	$—	$528
Consumer real estate	—	514	—	514
Construction and land development	—	748	—	748
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$1,790	$—	$1,790

Nine Months Ended September 30, 2023
Commercial real estate	$403	$566	$—	$969
Consumer real estate	—	514	—	514
Construction and land development	—	748	—	748
Commercial and industrial	63	—	153	216
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$466	$1,828	$153	$2,447

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023, respectively. (dollars in thousands):

	Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Three Months Ended September 30, 2024	(in months)	Delay
Commercial real estate	—	$—
Consumer real estate	62	—
Construction and land development	—	—
Commercial and industrial	38	—
Leases	—	—
Consumer and other	—	—

Nine Months Ended September 30, 2024
Commercial real estate	64	$—
Consumer real estate	62	—
Construction and land development	—	—
Commercial and industrial	38	—
Leases	—	—
Consumer and other	—	—

	Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Three Months Ended September 30, 2023	(in months)	Delay
Commercial real estate	12	$—
Consumer real estate	20	—
Construction and land development	9	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—

Nine Months Ended September 30, 2023
Commercial real estate	23	$23
Consumer real estate	15	—
Construction and land development	9	—
Commercial and industrial	30	7
Leases	—	—
Consumer and other	—	—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified in the last twelve months, (in thousands):

	September 30, 2024
			90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate	$637	$55	$—	$398	$1,090
Consumer real estate	354	—	—	176	530
Construction and land development	2,307	—	—	—	2,307
Commercial and industrial	16	—	—	169	185
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$3,314	$55	$—	$743	$4,112

Foreclosure Proceedings and Balances:

As of September 30, 2024, there was no residential real estate property secured by real estate included in other real estate owned and there were no residential real estate loans in the process of foreclosure.

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

The carrying amount of goodwill at September 30, 2024, and December 31, 2023, was $96.1 million.

Other intangible assets as of the dates indicated is summarized below (in thousands):

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
September 30, 2024:
Beginning balance January 1, 2024, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(11,021)	(2,940)	(63)	(14,024)
Balance, September 30, 2024, other intangible assets, net	$6,449	$2,730	$-	$9,179

December 31, 2023:
Beginning balance January 1, 2023, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(9,758)	(2,379)	(63)	(12,200)
Balance, December 31, 2023, other intangible assets, net	$7,712	$3,291	$-	$11,003

The aggregate amortization expense for other intangible assets for the three and nine months ended September 30, 2024, was $604 thousand and $1.8 million, respectively, and for the three and nine months ended September 30, 2023, was $647 thousand and $2.0 million, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2024, the estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2024	$600
2025	2,256
2026	2,086
2027	1,904
2028	1,139
Thereafter	1,194
Total	$9,179

Note 6. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At September 30, 2024, total borrowings were $9.0 million compared to $13.1 million at December 31, 2023.  Borrowings consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Securities sold under customer repurchase agreements	$3,997	$5,078
Other borrowings	5,000	8,000
Total	$8,997	$13,078

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $6.6 million and $7.6 million at September 30, 2024 and December 31, 2023, respectively. The average balance of repurchase agreements during the nine-month period ended September 30, 2024, and 2023 was $4.8 million and $5.0 million, respectively.  The maximum month-end outstanding balance for the nine-month period ended September 30, 2024, and 2023 was $5.8 million and $6.1 million, respectively.

Other Borrowings:

The Company has a revolving line of credit for an aggregate amount of $35 million.  The maturity of the line of credit is February 1, 2025. At September 30, 2024, $5.0 million was outstanding under the line of credit, and $30.0 million of the line of credit remained available to the Company.

Subordinated Debt:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which were outstanding as of September 30, 2024 and December 31, 2023. Unamortized debt issuance cost was $337 thousand and $401 thousand at September 30, 2024 and December 31, 2023, respectively.

The Notes initially bore interest at a rate of 5.625% per annum from and including September 28, 2018, to but excluding October 2, 2023, with interest during this period payable semi-annually in arrears. As of October 2, 2023, to but excluding the maturity date or early redemption date, the interest rate has, with the sunset of the London Inter-bank Offered Rate,

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

reset quarterly to an annual floating rate equal to three-month Chicago Mercantile Exchange published term Secured Overnight Financing Rate (“SOFR”), plus 281.161 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company, in whole or in part, on or after October 2, 2023, and at any time, in whole but not in part, upon the occurrence of certain events. The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

The Notes’ unamortized debt issuance costs totaled $337 thousand at September 30, 2024 and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand and $63 thousand for the three and nine months ended September 30, 2024, and 2023, respectively.

On September 1, 2021, the Company acquired $2.5 million of subordinated notes (“sub-debt”) from the acquisition of Sevier County Bancshares, Inc. The sub-debt bears interest at a rate of 6.75% per annum until August 14, 2024, with the interest during this period payable semi-annually in arrears. On August 14, 2024, the Company redeemed this sub-debt in whole.

Note 7. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and nine month periods ending September 30, 2024, was $504 thousand and $1.5 million, respectively.  The Company’s contribution to the Plan for the three and nine months ended September 30, 2023, was $475 thousand and $1.4 million, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s board of directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At September 30, 2024, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,595,020 Rights available for future grants or awards.

The Company’s 2015 Stock Incentive Plan has 10,148 Rights issued.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2023	16,340	$13.55
Granted	—	—
Exercised	(6,192)	11.09
Forfeited	—	—
Outstanding at September 30, 2024	10,148	$15.05

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information pertaining to stock options outstanding at September 30, 2024, is as follows:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.05	10,148	1.00 years	$15.05	10,148	$15.05

Outstanding, end of period	10,148	1.00 years	$15.05	10,148	$15.05

The Company did not recognize any stock option-based compensation expense during the three and nine months ended September 30, 2024, and 2023, respectively, as all stock options issued are fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plan.

Stock options of 1,692 and 6,192 shares were exercised during the three and nine month periods ended September 30, 2024, respectively. No stock options were exercised during the three months ended September 30, 2023.  Stock options of 15,705 shares were exercised during the nine month period ended September 30, 2023.   The income tax benefit recognized for the exercise of options during the three and nine months ended September 30, 2024, was a benefit of $0 and $14 thousand, respectively, and for the nine months ended September 30, 2023, a benefit of $60 thousand.

The intrinsic value of options exercised during the three and nine months ended September 30, 2024, was $15 thousand and $69 thousand, respectively.  No stock options were exercised during the three months ended September 30, 2023.  The intrinsic value of options exercised during the nine months ended September 30, 2023, was $242 thousand.  The aggregate intrinsic value of total options outstanding and exercisable options at September 30, 2024, was $143 thousand.  Cash received from options exercised under all share-based payment arrangements for the nine months ended September 30, 2024, was $68 thousand.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended September 30, 2024, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2023	171,770	$22.22
Granted	79,643	24.04
Vested	(51,236)	21.74
Forfeited/expired	(3,309)	24.75
Balance at September 30, 2024	196,868	$23.04

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period.  The compensation expense for restricted stock awards during the three and nine months ended September 30, 2024, was $372 thousand and $1.3 million, respectively, and was $271 thousand and $1.2 million, during the three and nine months ended September 30, 2023, respectively.  As of September 30, 2024, there was $2.1 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.  The cost is expected to be recognized over a weighted average period of 2.15 years.  The grant-date fair value of restricted stock awards vested was $1.1 million for the nine months ended September 30, 2024.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Appreciation Rights (“SARs”):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2023	20,000	$20.70
Granted	—	—
Exercised	(16,000)	20.70
Forfeited	—	—
Outstanding at September 30, 2024	4,000	$20.70

Information pertaining to SARs outstanding at September 30, 2024, is as follows:

	SARs Outstanding			SARs Exercisable
Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$20.70	4,000	0.25 years	$20.70	4,000	$20.70

Outstanding, end of period	4,000	0.25 years	$20.70	4,000	$20.70

SARs compensation expense of $41 thousand and $7 thousand was recognized for the three and nine months ended September 30, 2024, respectively, and $5 thousand and ($118) thousand for the three and nine months ended September 30, 2023.  The credit adjustment for the nine month periods ended September 30, 2023, was due to adjustments related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Commitments to extend credit	$780,576	$716,951
Standby letters of credit	29,280	7,611

At September 30, 2024, and December 31, 2023, the allowance for credit losses for these off-balance sheet commitments was $2.3 million and $2.4 million, respectively. The expense (credit) related to the allowance for off-balance sheet commitments during the three and nine months ended September 30, 2024, was $302 thousand and ($73) thousand,

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

respectively, and was ($489) thousand and ($795) thousand, respectively, during the three and nine months ended September 30, 2023, respectively.

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At September 30, 2024 and December 31, 2023, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following methodologies were used by the Company in estimating fair value disclosures for financial instruments measured on a recurring basis:

Securities available-for-sale – The fair value of U.S. Treasury, U.S. Government-sponsored enterprises, municipal securities, other debt securities and mortgage-backed securities, is estimated using a third-party pricing service. The third party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models that use a variety of inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2.

Derivative financial instruments and interest rate swap agreements – The fair value for derivative financial instruments and interest rate swap agreements is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters. The derivative financial instruments are generally classified Level 2.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024:
Assets:
Securities available-for-sale:
U.S. Treasury	$77,911	$—	$77,911	$—
U.S. Government-sponsored enterprises (GSEs)	42,566	—	42,566	—
Municipal securities	18,097	—	18,097	—
Other debt securities	40,232	—	40,232	—
Mortgage-backed securities (GSEs)	322,530	—	322,530	—
Total securities available-for-sale	501,336	—	501,336	—

Derivative financial instruments and interest rate swap agreements	12,387	—	12,387	—
Total assets at fair value	$513,723	$—	$513,723	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$14,023	$—	$14,023	$—

December 31, 2023:
Assets:
Securities available-for-sale:
U.S. Treasury	$76,033	$—	$76,033	$—
U.S. Government-sponsored enterprises (GSEs)	48,093	—	48,093	—
Municipal securities	18,276	—	18,276	—
Other debt securities	33,069	—	33,069	—
Mortgage-backed securities (GSEs)	232,939	—	232,939	—
Total securities available-for-sale	408,410	—	408,410	—

Derivative financial instruments and interest rate swap agreements	12,821	—	12,821	—
Total assets at fair value	$421,231	$—	$421,231	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$14,807	$—	$14,807	$—

During the nine months ending September 30, 2024, and twelve months ended December 31, 2023, there were no transfers between Level 1 and Level 2 or into our out of Level 3 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024:
Collateral-dependent loans	$656	$—	$—	$656
Other real estate owned	—	—	—	—

December 31, 2023:
Collateral-dependent loans	$1,295	$—	$—	$1,295
Other real estate owned	279	—	—	279

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
September 30, 2024:
Collateral-dependent loans	$656	Appraisal	Appraisal discounts	79%
Other real estate owned	—	Appraisal	Appraisal discounts	—%

December 31, 2023:
Collateral-dependent loans	$1,295	Appraisal	Appraisal discounts	73%
Other real estate owned	279	Appraisal	Appraisal discounts	33%

Collateral-dependent loans: A collateral-dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on all collateral-dependent loans was $3.2 million and $3.5 million as of September 30, 2024, and December 31, 2023, respectively.

Other real estate owned: Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at fair value less estimated costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, the difference is recognized in noninterest expense.

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
September 30, 2024:
Assets:
Cash and cash equivalents	$192,914	$192,914	$—	$—	$192,914
Securities available-for-sale	501,336	—	501,336	—	501,336
Securities held-to-maturity	127,779	—	113,267	—	113,267
Other investments	20,352	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,687,673	—	—	3,564,572	3,564,572
Derivative financial instruments and interest rate swap agreements	12,387	—	12,387	—	12,387

Liabilities:
Noninterest-bearing demand deposits	863,949	—	863,949	—	863,949
Interest-bearing demand deposits	834,207	—	834,207	—	834,207
Money market and savings deposits	1,854,777	—	1,854,777	—	1,854,777
Time deposits	769,558	—	769,621	—	769,621
Borrowings	8,997	—	8,997	—	8,997
Subordinated debt	39,663	—	—	37,860	37,860
Derivative financial instruments and interest rate swap agreements	14,023	—	14,023	—	14,023

December 31, 2023:
Assets:
Cash and cash equivalents	$352,271	$352,271	$—	$—	$352,271
Securities available-for-sale	408,410	—	408,410	—	408,410
Securities held-to-maturity	281,236	—	262,538		262,538
Other investments	13,662	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,413,814	—	—	3,308,980	3,308,980
Derivative financial instruments and interest rate swap agreements	12,821	—	12,821	—	12,821

Liabilities:
Noninterest-bearing demand deposits	898,044	—	898,044	—	898,044
Interest-bearing demand deposits	1,006,915	—	1,006,915	—	1,006,915
Money market and savings deposits	1,812,427	—	1,812,427	—	1,812,427
Time deposits	550,468	—	548,397	—	548,397
Borrowings	13,078	—	13,078	—	13,078
Subordinated debt	42,099	—	—	39,822	39,822
Derivative financial instruments and interest rate swap agreements	14,807	—	14,807	—	14,807

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
September 30, 2024:
Interest rate swap agreements - securities	Other liabilities	2.03	4.30%	SOFR	$55,507	$(955)

December 31, 2023:
Interest rate swap agreements - securities	Other liabilities	3.40	4.25%	SOFR	$27,050	$(536)

The effects of the Company’s fair value hedge relationships reported in interest income on taxable securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income on taxable securities	$5,091	$4,335	$14,710	$7,986
Effects of fair value hedge relationships	142	—	391	—
Reported interest income on taxable securities	$5,233	$4,335	$15,101	$7,986

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gain (loss) on fair value hedging relationship	2024	2023	2024	2023
Interest rate swap agreements - securities:
Hedged items	$(1,069)	$—	$(955)	$—
Derivative designated as hedging instruments	1,069	—	955	—
Carry amount of hedged assets - mortgage-backed securities	48,886	—	48,886	—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivatives Designated as Cash Flow Hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk.  At inception, a statistical regression analysis is prepared to determine hedge effectiveness.  At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately.  The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss).  Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At September 30, 2024, the Company estimates that in the next 12 months an additional $126 thousand will be reclassified as a decrease in interest income and $634 thousand will be reclassified as an increase in interest expense.

At September 30, 2024 and December 31, 2023, cash flow hedges are as follows (in thousands):

	September 30, 2024			December 31, 2023
	Balance Sheet	Notional	Estimated	Balance Sheet	Notional	Estimated
	Location	Amount	Fair Value	Location	Amount	Fair Value
Cash flow hedges:
Assets	Other liabilities	$50,000	$(37)	Other liabilities	$100,000	$(556)
Assets	Other assets	50,000	13	Other assets	-	-
Liabilities	Other liabilities	150,000	(636)	Other liabilities	150,000	(881)
Liabilities	Other assets	25,000	2	Other assets	25,000	7

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Three Months Ended September 30, 2024
Interest rate swaps - Assets	$1,177	Interest income	$(203)
Interest rate swaps - Liabilities	(943)	Interest expense	227

Three Months Ended September 30, 2023
Interest rate swaps - Assets	$(432)	Interest income	$(173)
Interest rate swaps - Liabilities	587	Interest expense	157

Nine Months Ended September 30, 2024
Interest rate swaps - Assets	$532	Interest income	$(610)
Interest rate swaps - Liabilities	240	Interest expense	724

Nine Months Ended September 30, 2023
Interest rate swaps - Assets	$(861)	Interest income	$(275)
Interest rate swaps - Liabilities	698	Interest expense	165

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total interest income	$64,159	$55,448	$185,633	$160,823
Effects of cash flow hedge relationships	(203)	(173)	(610)	(275)
Reported total interest income	$63,956	$55,275	$185,023	$160,548

Total interest expense	$29,151	$24,426	$86,180	$62,150
Effects of cash flow hedge relationships	(227)	(157)	(724)	(165)
Reported total interest expense	$28,924	$24,269	$85,456	$61,985

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

At September 30, 2024 and December 31, 2023, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	September 30, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$360,003	$12,373	$294,133	$12,813
Liabilities	360,003	(12,373)	294,133	(12,813)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest rate swap agreements	$1,103	$326	$1,378	$823

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At September 30, 2024, collateral totaling $150 thousand and $390 thousand at December 31, 2023, was pledged to the derivative counterparties to comply with collateral requirements.

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		September 30,	December 31,
	Classification	2024	2023
Assets:
Operating lease right-of-use assets	Other assets	$11,741	$9,894
Liabilities:
Operating lease liabilities	Other liabilities	$12,240	$10,303

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

As of September 30, 2024, the weighted average remaining lease term was 10.57 years and the weighted average discount rate was 3.48%.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease costs:
Operating lease costs	$492	$438	$1,411	$1,247
Variable lease costs	16	30	72	87
Total	$508	$468	$1,483	$1,334
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$462	$393	$1,322	$1,142

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2024, were as follows (in thousands):

Amounts
Remainder of 2024	$452
2025	1,714
2026	1,599
2027	1,392
2028	1,388
Thereafter	8,562
Total future minimum lease payments	15,107
Amounts representing interest	(2,867)
Present value of net future minimum lease payments	$12,240

Note 12. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Rules”) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the Basel III Rules, a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1 (“CET1”), and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At September 30, 2024, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the “well capitalized” regulatory classification.

In December 2018, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation (“FDIC”) issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13, Financial Instruments—Credit Losses Measurement of Credit Losses on Financial Instruments (Topic 326),  that provided an option to phase in over a three-year period on a straight line basis the day-one impact of the adoption on earnings and tier one capital. The Company adopted ASU 2016-13 on January 1, 2023, and has chosen the three-year phase in option.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the nine months ended September 30, 2024, the Bank paid $17.5 million in dividends to the Company, and the Company has paid a quarterly common stock dividend of $0.08 per share.  The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at September 30, 2024, and December 31, 2023 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$469,276	11.62%	$323,034	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	406,264	10.06%	242,275	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	406,264	10.06%	181,706	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	406,264	8.44%	192,472	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$471,875	11.69%	$322,834	8.00%	$403,542	10.00%
Tier 1 Capital (to Risk Weighted Assets)	440,593	10.92%	242,125	6.00%	322,834	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	440,593	10.92%	181,594	4.50%	262,302	6.50%
Tier 1 Capital (to Average Assets)[2]	440,593	9.17%	192,095	4.00%	240,119	5.00%

December 31, 2023
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$448,050	11.80%	$303,658	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	227,744	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	170,808	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	385,795	8.27%	186,672	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$456,134	12.02%	$303,680	8.00%	$379,600	10.00%
Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	227,760	6.00%	303,680	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	170,820	4.50%	246,740	6.50%
Tier 1 Capital (to Average Assets)	427,559	9.18%	186,363	4.00%	232,954	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), presented net of tax, were as follows (in thousands):

	Three Months Ended September 30, 2024
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, June 30, 2024	$(24,640)	$(582)	$85	$(661)	$(25,798)

Other comprehensive income (loss)	9,043	—	(689)	190	8,544
Reclassification of amounts included in net income	—	25	(104)	(16)	(95)
Net other comprehensive income (loss) during period	9,043	25	(793)	174	8,449

Ending balance, September 30, 2024	$(15,597)	$(557)	$(708)	$(487)	$(17,349)

	Three Months Ended September 30, 2023
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, June 30, 2023	$(33,132)	$(684)	$—	$(1,201)	$(35,017)

Other comprehensive income (loss)	(4,325)	—	—	115	(4,210)
Reclassification of amounts included in net income	5,044	27	—	—	5,071
Net other comprehensive income (loss) during period	719	27	—	115	861

Ending balance, September 30, 2023	$(32,413)	$(657)	$—	$(1,086)	$(34,156)

	Nine Months Ended September 30, 2024
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2023	$(23,818)	$(632)	$(397)	$(1,060)	$(25,907)

Other comprehensive income (loss)	8,221	—	(22)	657	8,856
Reclassification of amounts included in net income	—	75	(289)	(84)	(298)
Net other comprehensive income (loss) during period	8,221	75	(311)	573	8,558

Ending balance, September 30, 2024	$(15,597)	$(557)	$(708)	$(487)	$(17,349)

	Nine Months Ended September 30, 2023
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2022	$(33,616)	$(742)	$—	$(966)	$(35,324)

Other comprehensive income (loss)	(3,841)	—	—	(120)	(3,961)
Reclassification of amounts included in net income	5,044	85	—	—	5,129
Net other comprehensive income (loss) during period	1,203	85	—	(120)	1,168

Ending balance, September 30, 2023	$(32,413)	$(657)	$—	$(1,086)	$(34,156)

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this Quarterly Report on Form 10-Q (this “report”) and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Tennessee), including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	adverse developments in the banking industry and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business;

●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market, including as a result of increased remote working, which may be exacerbated by recent developments in generative artificial intelligence;
●	results of examinations by our primary regulators, the TDFI, the Federal Reserve, and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws (including as a result of the 2024 United States presidential election), including the interest rate policies of the Federal Reserve, as well as legislative, tax and regulatory changes that impact the money supply and inflation;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	changes in accounting principles, policies, or guidelines, including the impact of ASU 2016-13, Current Expected Credit Loss;
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance (“ESG”) strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the third quarter and first nine months of 2024:

●	Net income totaled $9.1 million, or $0.54 per diluted common share, during the third quarter of 2024 compared to $2.1 million, or $0.12 per diluted common share, for the same period in 2023.
●	Net income totaled $26.5 million, or $1.57 per diluted common share, during the first nine months of 2024 compared to $22.4 million, or $1.33 per diluted common share, for the same period in 2023.
●	Annualized return on average assets for the three months ended September 30, 2024, and 2023 was 0.74% and 0.17%, respectively.
●	Annualized return on average assets for the nine months ended September 30, 2024, and 2023 was 0.72% and 0.63%, respectively.
●	Net organic loan and lease increased year-to-date for 2024, with net loans and leases increasing $272.5 million from December 31, 2023.
●	Deposit growth of $54.6 million from December 31, 2023.

Selected Financial Information

The following is a summary of certain financial information for the three and nine month periods ended September 30, 2024 and 2023 and as of September 30, 2024 and December 31, 2023 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Income Statement:
Interest income	$63,956	$55,275	$8,681	$185,023	$160,548	$24,475
Interest expense	28,924	24,269	4,655	85,456	61,985	23,471
Net interest income	35,032	31,006	4,026	99,567	98,563	1,004
Provision for credit losses	2,575	795	1,780	3,018	1,458	1,560
Net interest income after provision for credit losses	32,457	30,211	2,246	96,549	97,105	(556)
Noninterest income	9,139	691	8,448	25,122	14,746	10,376
Noninterest expense	30,846	28,516	2,330	88,599	83,455	5,144
Income before income taxes	10,750	2,386	8,364	33,072	28,396	4,676
Income tax expense	1,610	319	1,291	6,572	5,993	579
Net income	$9,140	$2,067	$7,073	$26,500	$22,403	$4,097

Per Share Data:
Basic income per common share	$0.55	$0.12	$0.42	$1.58	$1.33	$0.25
Diluted income per common share	$0.54	$0.12	$0.43	$1.57	$1.33	$0.26

Performance Ratios:
Return on average assets	0.74%	0.17%	0.58%	0.72%	0.63%	0.09%
Return on average shareholders' equity	7.60%	1.84%	5.76%	7.55%	6.80%	0.76%

	September 30,	December 31,
	2024	2023	Change
Balance Sheet:
Loans and leases, net	$3,681,869	$3,409,396	$272,473
Deposits	4,322,491	4,267,854	54,637

Analysis of Results of Operations

Third quarter of 2024 compared to 2023

Net income was $9.1 million, or $0.54 per diluted common share, for the third quarter of 2024, compared to $2.1 million, or $0.12 per diluted common share, for the third quarter of 2023.  For the three months ended September 30, 2024, when compared to the comparable period in 2023, the increase in net income of $7.1 million was due to an increase in noninterest income of $8.4 million and net interest income after provision for loan and lease losses of $2.2 million, offset by an increase in noninterest expense of $2.3 million and income tax expense of $1.3 million.  The increase in noninterest income was associated with a $6.8 million pre-tax loss on the sale of available-for-sale securities, as a result of a balance sheet optimization transaction in September 2023.  The tax equivalent net interest margin was 3.11% for the third quarter of 2024, compared to 2.81% for the third quarter of 2023. Noninterest income to average assets was 0.74% for the third quarter of 2024, increasing from 0.06% for the third quarter of 2023. Noninterest expense to average assets increased to 2.50% in the third quarter of 2024, from 2.37% in the third quarter of 2023.

First nine months of 2024 compared to 2023

Net income totaled $26.5 million, or $1.57 per diluted common share, for the nine months ended 2024, compared to $22.4 million, or $1.33 per diluted common share, for the nine months ended 2023.  The increase in net income of $4.1 million for this period was primarily from the increase of $10.4 million in noninterest income, offset by an  increase of $5.1 million in noninterest expense and $579 thousand in income tax expense.  The increase in noninterest income was associated with a $6.8 million pre-tax loss on the sale of available-for-sale securities, as a result of a balance sheet optimization transaction in September 2023.  The tax equivalent net interest margin was 2.97% for the first nine months of 2024, compared to 3.01% for the first nine months of 2023. Noninterest income to average assets was 0.69% for the first nine months of 2024, increasing from 0.41% for the first nine months of 2023. Noninterest expense to average assets increased to 2.42% in the first nine months of 2024, from 2.35% in the first nine months of 2023.

Net Interest Income and Yield Analysis

Third quarter of 2024 compared to 2023

Net interest income, taxable equivalent, increased to $35.4 million for the third quarter of 2024, up from $31.1 million for the third quarter of 2023. Net interest income was positively impacted by the increase in balances of loans and leases and the increase in yield/rate on these interest-earning assets, offset by the increase in the cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.40 billion for the third quarter of 2023, to $4.53 billion for the third quarter of 2024, primarily from the increase in our average loan and lease balances and average cash balances, which was offset by decreases in average securities. Over this period, average loan and lease balances increased by $274.1 million, average federal funds sold and other interest-earning assets increased by $37.8 million, average interest-bearing deposits increased by $129.3 million, and average borrowing increased by $37.4 million.  Average securities decreased by $179.2 million and noninterest-bearing deposits decreased by $66.2 million. The tax equivalent net interest margin increased to 3.11% for the third quarter of 2024, compared to 2.81% for the third quarter of 2023. The yield on earning assets increased from 4.99% for the third quarter of 2023, to 5.65% for the third quarter of 2024, primarily due to the deployment of excess cash and cash equivalents into loans and leases and the increase in rates by the Federal Reserve. The cost of average interest-bearing deposits increased from 2.84% for the third quarter of 2023, to 3.20% for the third quarter of 2024, primarily due to the increase in rates by the Federal Reserve and increased pricing competition.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2024			2023
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans and leases, including fees[1]	$3,634,808	$54,993	6.02%	$3,360,678	$47,539	5.61%
Taxable securities	564,978	5,233	3.68%	743,054	4,335	2.31%
Tax-exempt securities[2]	63,561	443	2.77%	64,707	451	2.77%
Federal funds sold and other earning assets	267,252	3,634	5.41%	229,487	3,045	5.26%
Total interest-earning assets	4,530,599	64,303	5.65%	4,397,926	55,370	4.99%
Noninterest-earning assets	381,306			379,456
Total assets	$4,911,905			$4,777,382

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$925,307	5,289	2.27%	$969,122	5,463	2.24%
Money market and savings deposits	1,917,301	16,608	3.45%	1,753,671	13,744	3.11%
Time deposits	560,699	5,453	3.87%	551,191	4,226	3.04%
Total interest-bearing deposits	3,403,307	27,350	3.20%	3,273,984	23,433	2.84%
Borrowings	53,592	709	5.26%	16,228	210	5.13%
Subordinated debt	40,846	865	8.42%	42,065	626	5.90%
Total interest-bearing liabilities	3,497,745	28,924	3.29%	3,332,277	24,269	2.89%
Noninterest-bearing deposits	884,938			951,179
Other liabilities	50,580			48,494
Total liabilities	4,433,263			4,331,950
Shareholders' equity	478,642			445,432
Total liabilities and shareholders’ equity	$4,911,905			$4,777,382
Net interest income, taxable equivalent		$35,379			$31,101
Interest rate spread			2.36%			2.11%
Tax equivalent net interest margin			3.11%			2.81%

Percentage of average interest-earning assets to average interest-bearing liabilities			129.53%			131.98%
Percentage of average equity to average assets			9.74%			9.32%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $255 thousand for the three months ended September 30, 2024, and $0 thousand for the three months ended September 30, 2023.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $93 thousand and $95 thousand for the three months ended September 30, 2024, and 2023, respectively.

First nine months of 2024 compared to 2023

Net interest income, taxable equivalent, increased to $100.4 million for the first nine months of 2024, up from $98.9 million for the first nine months of 2023. Net interest income was positively impacted, compared to the prior year, primarily by the increase in balances of loans and leases and the increase in yield/rate on interest-earning assets, offset by the increase in the cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.39 billion for the first nine months of 2023 to $4.51 billion for the first nine months of 2024, primarily because of the Company’s continued organic loan and lease growth and the increase in our average cash balances, offset by a decrease in our securities. Over this period, average loan and lease balances increased by $223.2 million, federal funds sold and other interest earning assets increased by $120.0 million, average interest-bearing deposits increased by $189.1 million and average borrowings increased by $6.6 million.  Average securities decreased by $158.4 million and noninterest-bearing deposits decreased by $90.3 million.  The tax equivalent net interest margin decreased to 2.97% for the first nine months of 2024, compared to 3.01% for the first nine months of 2023. The yield on earning assets increased from 4.90% for the first nine months of 2023, to 5.51% for the first nine months of 2024, primarily due to the deployment of excess cash and cash equivalents into loans and leases and the increase in rates by the Federal Reserve. The cost of average interest-bearing deposits increased from 2.45% for the first nine months of 2023 to 3.19% for the first nine months of 2024, primarily due to the increase in rates by the Federal Reserve and increased pricing competition.

	Nine Months Ended September 30,
	2024			2023

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$3,532,768	$156,123	5.90%	$3,309,616	$137,712	5.56%
Taxable Securities	588,679	15,101	3.43%	745,694	12,322	2.21%
Tax-exempt securities[2]	63,804	1,336	2.80%	65,170	1,349	2.77%
Federal funds and other earning assets	322,339	13,255	5.49%	267,124	9,448	4.73%
Total interest-earning assets	4,507,590	185,815	5.51%	4,387,604	160,831	4.90%
Noninterest-earning assets	381,743			365,123
Total assets	$4,889,333			$4,752,727

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$968,139	17,299	2.39%	$954,585	14,583	2.04%
Money market and savings deposits	1,910,452	49,285	3.45%	1,770,232	35,912	2.71%
Time deposits	543,887	15,240	3.74%	508,600	8,838	2.32%
Total interest-bearing deposits	3,422,478	81,824	3.19%	3,233,417	59,333	2.45%
Borrowings	25,941	985	5.07%	19,309	775	5.37%
Subordinated debt	41,691	2,647	8.48%	42,044	1,877	5.97%
Total interest-bearing liabilities	3,490,110	85,456	3.27%	3,294,770	61,985	2.52%
Noninterest-bearing deposits	882,168			972,507
Other liabilities	48,299			44,703
Total liabilities	4,420,577			4,311,980
Shareholders' equity	468,756			440,747
Total liabilities and shareholders’ equity	$4,889,333			$4,752,727
Net interest income, taxable equivalent		$100,359			$98,846
Interest rate spread			2.24%			2.39%
Tax equivalent net interest margin			2.97%			3.01%

Percentage of average interest-earning assets to average interest-bearing liabilities			129.15%			133.17%
Percentage of average equity to average assets			9.59%			9.27%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $512 thousand for the nine months ended September 30, 2024, and $0 thousand for the nine months ended September 30, 2023.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $280 thousand for the nine months ended September 30, 2024, and $283 thousand for the nine months ended September 30, 2023.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Service charges on deposit accounts	$1,780	$1,736	$44	$5,084	$4,838	$246
Gain (loss) on sale of securities	—	(6,801)	6,801	—	(6,801)	6,801
Mortgage banking	410	309	101	1,038	813	225
Investment services	1,881	1,461	420	4,563	3,766	797
Insurance commissions	1,477	1,153	324	3,865	3,551	314
Interchange and debit card transaction fees, net	1,349	1,357	(8)	3,945	4,087	(142)
Other	2,242	1,476	766	6,627	4,492	2,135
Total noninterest income	$9,139	$691	$8,448	$25,122	$14,746	$10,376

Third quarter of 2024 compared to 2023

Noninterest income increased by $8.4 million during the third quarter of 2024 compared to the same period in 2023. This quarterly change in total noninterest income primarily resulted from the following:

●	Loss on sale of securities during the third quarter of 2023 was associated with a pre-tax loss on the sale of $159.6 million of available-for-sale securities and moving into higher yielding assets;
●	Increase in investment services from a higher volume of investment activity;
●	Increase in insurance commissions, driven by organic growth; and
●	Increase in other, primarily related to fees from capital markets activity.

First nine months of 2024 compared to 2023

Noninterest income increased by $10.4 million during the first nine months of 2024 compared to the same period in 2023. This change in total noninterest income primarily resulted from the following:

●	Loss on sale of securities during the third quarter of 2023 was associated with a pre-tax loss on the sale of $159.6 million of available-for-sale securities and moving into higher yielding assets;
●	Increase in investment services from a higher volume of investment activity; and
●	Increase in other, primarily related to the $1.6 million gain on sale of bank-owned properties and $540 thousand from fees related to capital market activity.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Salaries and employee benefits	$18,448	$16,785	$1,663	$52,348	$49,474	$2,874
Occupancy and equipment	3,423	3,547	(124)	10,144	10,073	71
FDIC insurance	825	825	—	2,565	2,241	324
Other real estate and loan-related expense	460	603	(143)	1,582	1,616	(34)
Advertising and marketing	327	346	(19)	924	1,006	(82)
Data processing and technology	2,519	2,378	141	7,435	6,777	658
Professional services	1,201	735	466	3,190	2,307	883
Amortization of intangibles	604	647	(43)	1,824	1,981	(157)
Merger-related and restructuring expenses	—	110	(110)	—	110	(110)
Other	3,039	2,540	499	8,587	7,870	717
Total noninterest expense	$30,846	$28,516	$2,330	$88,599	$83,455	$5,144

Third quarter of 2024 compared to 2023

Noninterest expense increased by $2.3 million in the third quarter of 2024 as compared to the same period in 2023. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to an increase in incentive accruals, commissions and employee health insurance;
●	Increase in professional services, primarily due to increases in audit fees, advisory board fees and consulting expenses; and
●	Increase in other, related to overall franchise growth.

First nine months of 2024 compared to 2023

Noninterest expense increased by $5.1 million in the first nine months of 2024 as compared to the same period in 2023. The change in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to an increase in incentive accrual, commissions, employee health insurance and overall franchise growth;
●	Increase in data processing and technology, primarily from continued infrastructure build;
●	Increase in professional services, primarily due to increases in audit fees, advisory board fees and consulting expenses; and
●	Increase in other, related to overall franchise growth.

Taxes

Third quarter of 2024 compared to 2023

In the third quarter of 2024 income tax expense totaled $1.6 million as compared to $319 thousand in same period of 2023.  The effective tax rate was approximately 15.0% in the third quarter of 2024 compared to 13.4% in the second quarter of 2023.  During the third quarter of 2024 the Bank established a Real Estate Investment Trust (“REIT”) subsidiary.  The REIT subsidiary is expected to result in a lower effective tax rate during future periods by lowering the Bank’s state income tax expense.

First nine months of 2024 compared to 2023

In the first nine months of 2024 income tax expense totaled $6.6 million compared to $6.0 million in the first nine months of 2023.  The effective tax rate was approximately 19.9% for first nine months of 2024 compared to 21.1% for the nine months ended 2023.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding of approximately $3.68 billion at September 30, 2024, compared to $3.41 billion at December 31, 2023. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

The following table summarizes the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	September 30,	Gross	December 31,	Gross
	2024	Total	2023	Total
Commercial real estate	$1,899,785	51.0%	$1,739,205	50.4%
Consumer real estate	690,504	18.6%	649,867	18.9%
Construction and land development	315,006	8.5%	327,185	9.5%
Commercial and industrial	731,600	19.7%	645,918	18.8%
Leases	67,052	1.8%	68,752	2.0%
Consumer and other	13,531	0.4%	13,535	0.4%
Total loans and leases	3,717,478	100.0%	3,444,462	100.0%
Less: Allowance for credit losses	(35,609)		(35,066)
Loans and leases, net	$3,681,869		$3,409,396

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at September 30, 2024, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$73,492	$1,113,812	$656,393	$56,088	$1,899,785	$1,047,258	$779,035
Consumer real estate-mortgage	35,597	201,756	101,646	351,505	690,504	267,094	387,813
Construction and land development	73,806	154,284	39,415	47,501	315,006	90,508	150,692
Commercial and industrial	203,073	429,444	75,356	23,727	731,600	361,518	167,009
Leases	2,206	64,692	154	—	67,052	64,846	—
Consumer and other	7,637	5,594	269	31	13,531	5,639	255
Total loans and leases	$395,811	$1,969,582	$873,233	$478,852	$3,717,478	$1,836,863	$1,484,804

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases, as a percentage of total gross loans and leases, net of deferred fees, was 0.26% as of September 30, 2024, and 0.24% December 31, 2023, respectively. Total nonperforming assets, as a percentage of total assets, was 0.26% as of September 30, 2024, and 0.20% as of December 31, 2023, respectively.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days, and 90 days or more past due, excluding nonaccrual loans for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
September 30, 2024
Commercial real estate	$1,899,785	$1,673	0.09%	$-	-%	$1,673	0.09%
Consumer real estate	690,504	740	0.11	-	-	740	0.11
Construction and land development	315,006	-	-	-	-	-	-
Commercial and industrial	731,600	454	0.06	-	-	454	0.06
Leases	67,052	1,446	2.16	156	0.23	1,602	2.39
Consumer and other	13,531	99	0.73	16	0.12	115	0.85
Total	$3,717,478	$4,412	0.12	$172	-	$4,584	0.12

December 31, 2023
Commercial real estate	$1,739,205	$322	0.02%	$-	-%	$322	0.02%
Consumer real estate	649,867	2,229	0.34	-	-	2,229	0.34
Construction and land development	327,185	631	0.19	-	-	631	0.19
Commercial and industrial	645,918	1,286	0.20	-	-	1,286	0.20
Leases	68,752	1,340	1.95	72	0.10	1,412	2.05
Consumer and other	13,535	89	0.66	98	0.72	187	1.38
Total	$3,444,462	$5,897	0.17	$170	-	$6,067	0.18

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	September 30, 2024			December 31, 2023
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate	$1,899,785	$1,416	0.07%	$1,739,205	$2,044	0.12%
Consumer real estate	690,504	3,242	0.47	649,867	2,647	0.41
Construction and land development	315,006	41	0.01	327,185	620	0.19
Commercial and industrial	731,600	1,990	0.27	645,918	2,480	0.38
Leases	67,052	2,626	3.92	68,752	140	0.20
Consumer and other	13,531	4	0.03	13,535	-	-
Total	$3,717,478	$9,319	0.25	$3,444,462	$7,931	0.23

Allowance for credit losses to nonaccrual loans		382.11%			424.75%

Allocation of the Allowance for Credit Losses

We maintain the allowance at a level that we deem appropriate to adequately cover change in the loan and lease portfolio. Our provision for credit losses for loans and leases for the nine months ended September 30, 2024, is $3.1 million compared to $2.3 million in the same period of 2023, an increase of $837 thousand.  As of September 30, 2024, and December 31, 2023, our allowance for credit losses was $35.6 million and $35.1 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for credit loss as a percentage of total loans and leases was 0.96% at September 30, 2024 and 1.02% at December 31, 2023, respectively.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
September 30, 2024
Commercial real estate	$15,574	51.0%	$1,899,785	0.82%
Consumer real estate	7,529	18.6	690,504	1.09
Construction and land development	3,718	8.5	315,006	1.18
Commercial and industrial	7,629	19.7	731,600	1.04
Leases	1,045	1.8	67,052	1.56
Consumer and other	114	0.4	13,531	0.84
Total	$35,609	100.0%	$3,717,478	0.96

December 31, 2023
Commercial real estate	$15,264	50.4%	$1,739,205	0.88%
Consumer real estate	7,249	18.9	649,867	1.12
Construction and land development	4,874	9.5	327,185	1.49
Commercial and industrial	6,924	18.8	645,918	1.07
Leases	640	2.0	68,752	0.93
Consumer and other	115	0.4	13,535	0.85
Total	$35,066	100.0%	$3,444,462	1.02

The allowance associated with the individually evaluated loans and leases were approximately $3.2 million at September 30, 2024, compared to $3.5 million at December 31, 2023.

Analysis of the Allowance for Credit Losses

The following is a summary of changes in the allowance for credit losses for the periods presented including the ratio of the allowance for credit losses to total loans and leases as of the end of each period (dollars in thousands):

								Ratio of Net (charge-offs)
		Provision for		Net (charge-offs)		Average		Recoveries to
		Credit Losses		Recoveries		Loans		Average Loans
Three Months Ended September 30, 2024
Commercial real estate		$(57)		$1		$1,840,376		-%
Consumer real estate		(14)		-		681,852		-
Construction and land development		222		-		321,734		-
Commercial and industrial		785		(390)		707,005		(0.06)
Leases		1,291		(916)		70,201		(1.30)
Consumer and other		46		(49)		13,640		(0.36)
Total		$2,273		$(1,354)		$3,634,808		(0.04)

Three Months Ended September 30, 2023
Commercial real estate		$691		2		$1,655,592		-%
Consumer real estate		413		(5)		632,102		-
Construction and land development		(369)		-		384,166		-
Commercial and industrial		307		(131)		606,183		(0.02)
Leases		201		(143)		67,515		(0.21)
Consumer and other		41		(67)		15,120		(0.44)
Total		$1,284		$(344)		$3,360,678		(0.01)

Nine Months Ended September 30, 2024
Commercial real estate		$276		$34		$1,790,580		-%
Consumer real estate		276		4		665,288		-
Construction and land development		(715)		(441)		305,554		(0.14)
Commercial and industrial		1,422		(717)		689,208		(0.10)
Leases		1,643		(1,238)		68,646		(1.80)
Consumer and other		189		(190)		13,492		(1.41)
Total		$3,091		$(2,548)		$3,532,768		(0.07)

Nine Months Ended September 30, 2023
Commercial real estate		$650		5		$1,636,661		-%
Consumer real estate		1,006		4		618,883		-
Construction and land development		(177)		25		382,005		0.01
Commercial and industrial		439		(234)		590,088		(0.04)
Leases		217		(211)		67,076		(0.31)
Consumer and other		119		(145)		14,903		(0.97)
Total		$2,254		$(556)		$3,309,616		(0.02)

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio decreased from $689.6 million at December 31, 2023, to $629.1 million at September 30, 2024, primarily as a result of Treasury securities maturities. Our securities to asset ratio has decreased from 14.3% at December 31, 2023, to 12.8% at September 30, 2024.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at September 30, 2024 (dollars in thousands).

The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$83,576	1.27%	$—	-%	$—	-%	$83,576	1.27%
U.S. Government agencies	—	-	130	6.59	41,834	6.70	—	-	41,964	6.70
State and political subdivisions	480	2.53	3,708	2.92	5,391	3.30	8,740	3.72	18,319	3.40
Other debt securities	998	4.15	6,928	7.23	33,828	5.07	500	4.50	42,254	5.40
Mortgage-backed securities	—	-	15,586	3.68	123,661	3.72	197,958	3.88	337,205	3.81
Total securities	$1,478	3.62	$109,928	2.05	$204,714	4.54	$207,198	3.87	$523,318	3.75

Held-to-maturity:
U.S. Treasury	$—	-%	$—	-%	$—	-%	$—	-%	$—	-%
U.S. Government agencies	—	-	—	-	42,155	1.84	6,268	2.01	48,423	1.86
State and political subdivisions	—	-	736	1.32	8,288	1.99	42,889	2.18	51,913	2.14
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,792	2.14	22,651	2.14	27,443	2.14
Total securities	$—	-	$736	1.32	$55,235	1.89	$71,808	2.15	$127,779	2.03
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2024, brokered deposits represented approximately 4.55% of total deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and nine month periods ending September 30, 2024, and 2023, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$884,938	20.6%	—%	$951,179	22.5%	—%
Interest-bearing demand	925,307	21.6%	2.27%	969,122	22.9%	2.24%
Money market and savings	1,917,301	44.7%	3.45%	1,753,671	41.5%	3.11%
Time deposits	560,699	13.1%	3.87%	551,191	13.0%	3.04%
Total average deposits	$4,288,245	100.0%	2.54%	$4,225,163	100.0%	2.20%

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$882,168	20.5%	—%	$972,507	23.1%	—%
Interest-bearing demand	968,139	22.5%	2.39%	954,585	22.7%	2.04%
Money market and savings	1,910,452	44.4%	3.45%	1,770,232	42.1%	2.71%
Time deposits	543,887	12.6%	3.74%	508,600	12.1%	2.32%
Total average deposits	$4,304,646	100.0%	2.54%	$4,205,924	100.0%	1.89%

The Company believes its deposit product offerings are properly structured to attract and retain core deposit relationships. The average cost of interest-bearing deposits for the three months ended September 30, 2024, and 2023, was 3.20% and 2.84%, respectively. The cost increase was primarily attributable to the rate increases.  The average cost of interest-bearing deposits for the nine months ended September 30, 2024, and 2023, was 3.19% and 2.45%, respectively. The cost increase was primarily attributable to the increases in rates and increased pricing competition.

Total deposits as of September 30, 2024, were $4.32 billion, which was an increase of $54.6 million from December 31, 2023. This overall increase was driven primarily by the issuance of brokered deposits of $174.8 million, increase in other time deposits of $44.3 million and savings deposits of $42.4 million, offset by a decline in interest-bearing demand deposits of $172.7 million and noninterest bearing deposits of $34 million. During the quarter, the Bank elected not to pursue a higher cost public funds depository relationship and utilized Federal Home Loan Advances temporarily, which was replaced with brokered deposits.  As of September 30, 2024, the Company had outstanding time deposits under $250,000 with balances of $516.9 million and time deposits over $250,000 with balances of $252.7 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

September 30,
2024
Three months or less	$58,243
Three to six months	71,861
Six to twelve months	91,887
More than twelve months	30,676
Total	$252,667

The Company's estimated uninsured deposits totaled $1.86 billion at September 30, 2024, compared to $1.76 billion at December 31, 2023, representing 43.0% and 41.3% of total deposits at September 30, 2024, and December 31, 2023, respectively.  These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be down-streamed as Tier 1 capital to the Bank. Borrowings totaled $9.0 million at September 30, 2024, and consisted of short-term borrowings of $5.0 million, and $4.0 million of securities sold under repurchase agreements. Long-term debt totaled $39.7 million and $42.1 million at September 30, 2024, and December 31, 2023, respectively, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see “Part I - Item 1. Consolidated Financial Statements – Note 6 – Borrowings, Line of Credit and Subordinated Debt” of this report.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At September 30, 2024 and December 31, 2023, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time, we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements – Note 12 – Regulatory Matters” of this report.

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At September 30, 2024, we had $780.6 million of pre-approved but unused lines of credit and $29.3 million of standby letters of credit. These commitments generally have fixed expiration dates, and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements – Note 8 – Commitments and Contingent Liabilities” of this report.

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”) oversees market risk management and establishes risk measures, limits on policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive overview of the Company’s magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.  We utilize an independent third-party earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12-24 months. The model measures the impact on net interest income relative to a flat-rate case scenario of hypothetical fluctuations in interest rates over the next 12-24 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. In addition, third parties will join the meetings of ALCO to provide feedback regarding future balance sheet structure, earnings and liquidity strategies.  ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

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

Estimated % Change in Net Interest Income Over 12 Months
September 30, 2024:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(1.43)%
200 basis points increase	(2.81)%
100 basis points decrease	0.80%
200 basis points decrease	1.21%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
September 30, 2024:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(4.97)%
200 basis points increase	(10.00)%
100 basis points decrease	5.32%
200 basis points decrease	8.72%

At September 30, 2024, our model results indicated that we were within our policy limits.

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

The Company has $1.5 million in securities that mature throughout the next 12 months. The Company also has unused borrowing capacity in the amount of $917.7 million available with the Federal Reserve, Federal Home Loan Bank, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2024 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of September 30, 2024, we have purchased $8.5 million of the authorized $10.0 million and may purchase up to an additional $1.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended September 30, 2024.

Maximum
Number (or
Approximate
Dollar Value) of
Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
July 1, 2024 to July 31, 2024	—	$—	—	$—
August 1, 2024 to August 31, 2024	—	—	—	—
September 1, 2024 to September 30, 2024	—	—	—	—
Total	—	$—	—	$—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	Not applicable
(b)	Not applicable
(c)	Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

SmartFinancial, Inc.

Date:	November 12, 2024	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	November 12, 2024	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)