Form 10-K
period 2024-12-31
SMARTFINANCIAL INC.
filed 2025-03-17
CIK 1038773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $369.8 million. As of March 10, 2025, there were 17,018,018 shares outstanding of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2025, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial” or the “Company”) may, from time to time, make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	general economic and business conditions in our local markets (particularly Tennessee), including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	the possibility that our asset quality would decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	adverse developments in the banking industry highlighted by high-profile bank failures such as those in 2023, and the impact of such developments on customer confidence, liquidity and regulatory responses to such developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the impact of recent or proposed changes in fiscal, monetary and economic policy, laws, and regulations, or the interpretation or application thereof, and the uncertainty of future implementation and enforcement of these policies and regulations, including persistent inflationary pressures, potential interest rate fluctuations, and potential changes to government policies related to immigration, trade, and government spending;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	our ability to identify and address cybersecurity risks, such as cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;

●	results of examinations by our primary regulators, the Tennessee Department of Financial Institutions (the “TDFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, other legislative, tax and regulatory changes that impact the money supply and inflation, the imposition of tariffs and retaliatory responses, and the possibility that the U.S. could default on its debt obligations;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;
●	our ability to maintain expenses in line with current projections;
●	unanticipated credit deterioration in our loan portfolio or higher than expected loan losses within one or more segments of our loan portfolio;
●	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to corporate responsibility strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

SmartFinancial, Inc. (“SmartFinancial” or the “Company”) was incorporated on September 19, 1983, under the laws of the State of Tennessee. SmartFinancial is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.  In this Report on Form 10-K, the words “SmartFinancial,” “the Company,” “we,” “us,” and “our” refer to SmartFinancial, Inc. together with SmartBank and SmartBank’s wholly-owned subsidiaries, except where the context requires otherwise.

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

SmartBank

SmartBank is a Tennessee-chartered commercial bank established in 2007 with its principal office in Pigeon Forge, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, leases, consumer loans and residential and commercial construction loans. Funds not invested in the loan and lease portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the Bank’s loans and leases and other investments include amortization and prepayment of loans and leases, sales of loans and leases or participations of loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans and leases, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, provision for credit losses, employee compensation and benefits, office expenses and other overhead expenses. As of March 1, 2025, SmartBank has 42 full-service bank branches in select markets in East and Middle Tennessee, Alabama and Florida.  In addition to our banking services, our wholly owned subsidiary Fountain Equipment Finance, LLC, offers loans and leases for heavy equipment, semis, and trailers to small and medium sized businesses throughout the Southeast, and maintains offices offering such services in Knoxville, Atlanta, Charlotte, Memphis, Nashville, and Birmingham, and we offer insurance products through SBK Insurance, Inc., within our full-service branches.

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

Banking Services

Lending Activities

General: The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide commercial business loans, commercial and residential real estate construction and mortgage loans, agriculture loans, leases, consumer loans, revolving lines of credit and letters of credit. The Company also originates one to four family residential mortgage loans and occasionally enters into a commitment to sell these loans in the secondary market.

At December 31, 2024, our net loan and lease portfolio totaled approximately $3.9 billion, representing approximately 73% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan and Lease Portfolio Composition.”

Commercial Real Estate – Non-Owner Occupied: Commercial real estate loans for income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers are repaid from rent income derived from the properties. Loans within this portfolio segment are particularly sensitive to the valuation of real estate.

Commercial Real Estate - Owner Occupied: Commercial real estate loans to operating businesses are long-term financing of land and buildings where the owner occupies the property. These loans are repaid by cash flow generated from the business operation.

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

Investment Activities

Our investment policy is designed to provide income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk management objectives. Under this policy, our Company may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds and securities issued by Government-Sponsored Enterprises (“GSEs”). Investments in our portfolio must satisfy certain quality criteria. Our Company’s investments purchases should be “investment-grade” as determined by a nationally recognized investment rating service. Investment securities, where the Company has determined a certain level of credit risk, are periodically reviewed to determine the financial condition of the issuer and to support the Company’s decision to continue holding the security. Traditionally, the Company has purchased and held investment securities with very high levels of credit quality, favoring investments backed by direct or indirect guarantees of the U.S. government.

Our investment policy permits our Company to sell securities to improve the quality of yields or marketability or to realign the composition of the portfolio.

Our investment committee implements the investment policy and portfolio strategies and monitors the portfolio. Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by our Asset Liability Committee (“ALCO”) each quarter. The written investment policy is reviewed annually by the Company’s ALCO of the Board and updated as needed.

The Company’s securities are held in safekeeping accounts at approved correspondent banks.

Deposits

The Company provides a full range of deposit accounts and services to both retail and commercial customers. These deposit accounts have a variety of interest rates and terms and consist of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, regular interest-bearing savings accounts, money market accounts, individual retirement accounts and certificates of deposit. Our Bank obtains most of its deposits from individuals and businesses in its market areas.  Additionally, the bank has the ability to provide insured deposit accounts above the FDIC threshold through either an Insured Cash Sweep (“ICS”) or a Certificate of Deposit Account Registry Service (“CDARS”) program.

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

Other Funding Sources

The Federal Home Loan Bank (“FHLB”) allows the Company to obtain advances through its credit program. These advances are secured by securities owned by the Company and held in safekeeping by the FHLB, FHLB stock owned by the Company and certain qualifying loans secured by real estate, including residential mortgage loans, home equity lines of credit and commercial real estate loans. The Company maintains credit arrangements with various other financial institutions to purchase federal funds. Additionally, the Company participates in the Federal Reserve discount window borrowings program.

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

Additionally, SBK Insurance, Inc., a subsidiary of the Bank, provides insurance products in the property and casualty area, commercial, transportation, and life and health to their respective clients.

Human Capital Resources

The Bank is committed to building a culture where associates thrive and are empowered to be leaders. Being trustworthy, loyal, and innovative are some of the characteristics exemplified by our associates. Our core values define our culture: Act with Integrity, Be Enthusiastic, Create Positivity, Demonstrate Accountability, and Embrace Change.

As of December 31, 2024, we employed 597 full-time and 15 part-time associates, primarily across our three-state footprint of Tennessee, Alabama, and Florida. None of these associates are represented by a collective bargaining agreement. During 2024, we successfully onboarded 112 new associates. Over 66% of the Company’s associates are women, and 9% are minorities. Among the Company’s 320-person banking officers, women make up approximately 55% of these associates, while minorities account for 6% of the banking officer members. Presently, the senior leadership team includes six associates, two of whom are women.

We recognize the corporate responsibility that arises from the impact of our activities on people’s lives and society. To assist with this responsibility, we have adopted a Code of Ethics and Business Conduct Policy to address any concerns into our daily business activities and our approach to stakeholder relationships. Through this policy, we strive to carry out our banking activities in a responsible manner, placing the financial needs of our clients and economic health of our communities at the core of our focus.

Talent Acquisition, Development, and Retention

We foster a work environment that respects individual needs, establishes high expectations, and recognizes achievement. Associates are inspired to be involved in their communities and show great care for clients. We refer to that as creating “WOW” experiences. Our leadership team empowers associates to make decisions and find opportunities to add value. We invest in a healthy work-life balance, competitive compensation and benefit packages, and a vibrant, team-oriented environment centered on professional service and open communication among associates. We hold ourselves accountable by taking part in annual engagement surveys to ask for feedback from our associates. The survey results mold our initiatives so that we can focus on being a great place to work and do business with. In 2024, we certified as A Great Place to Work®.  Additionally, beginning in 2017 through 2024, we were nominated as a Top Workplace USA by USA Today and Top Workplace by the Knoxville News Sentinel.

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

Health and Welfare

We provide a competitive compensation and benefits program to help meet the needs of our associates. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution, healthcare and insurance benefits, health savings with an employer matching contribution, flexible spending accounts, generous paid time off including unlimited paid time off options, flexible scheduling, dental insurance, family leave, company paid vision insurance, tuition reimbursement, financial planning, company paid life insurance, company paid disability, and an associate assistance program that includes enhanced mental health benefits.

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

Regulation of the Company

We are registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act, as amended (“BHC Act”). As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects bank holding companies, such as the Company, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Incentive Compensation

The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and SmartBank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies have issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2024, these rules have not been implemented by the banking agencies.  We have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. SmartBank was well capitalized at December 31, 2024, and brokered deposits are not restricted.

To be well-capitalized, SmartBank must maintain at least the following capital ratios:

●	6.5% CET1 to risk-weighted assets;
●	8.0% Tier 1 capital to risk-weighted assets;
●	10.0% Total capital to risk-weighted assets; and
●	5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to SmartBank, the Company’s capital ratios as of December 31, 2024 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

In 2024, our and SmartBank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that we and SmartBank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2025. For more information regarding our capital, leverage and total capital ratios, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Regulatory Matters.”

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

Payment of Dividends

We are a legal entity separate and distinct from SmartBank and its’ subsidiaries. The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from SmartBank. Various federal and state statutory provisions and regulations limit the amount of dividends that SmartBank may pay.

Pursuant to Tennessee banking law, the Bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to the Company in a calendar year in excess of the total of the Bank’s retained net income for that year plus the retained net income for the preceding two years. Because this test involves a measure of net income, any charge on the Bank’s income statement, such as an impairment of goodwill, could impair the Bank’s ability to pay dividends to the Company. Under Tennessee corporate law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Company’s board of directors must consider its and the Bank’s current and prospective capital, liquidity, and other needs. In addition to state law limitations on the Company’s ability to pay dividends, the Federal Reserve imposes limitations on the Company’s ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer.

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

Regulation of the Bank

SmartBank, which is a member of the Federal Reserve System, is subject to comprehensive supervision and regulation by the Federal Reserve, and is subject to its regulatory reporting requirements, as well as supervision and regulation by the TDFI. As a member bank of the Federal Reserve System, SmartBank is required to hold stock in its district Federal Reserve Bank in an amount equal to 6% of its capital stock and surplus (half paid to acquire stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the Deposit Insurance Fund ("DIF") incurred as a result of bank failures that occurred during the first half of 2023 and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022, (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. SmartBank is not required to accrue for this assessment given our uninsured deposits, as of December 31, 2022, were under $5.0 billion. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

In October 2023, the OCC, together with the Federal Reserve and FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.  The final rules were challenged in federal court and a preliminary injunction was granted in March 2024 enjoining implementation of the rules.  The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit. If the final rules are reinstated, they are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.

Cybersecurity and Data Privacy

State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. The SEC adopted rules that require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance, to be included in the Company’s (i) Current Reports on Form 8-K and (ii) Annual Report on Form 10-K.  The federal banking agencies issued a joint final rule that requires a banking organization to notify their primary federal regulator within 36 hours of becoming aware that a significant “computer-security incident” has occurred. In general, a banking organization must notify its primarily federal regulator for incidents that have materially disrupted, degraded or impaired - or are reasonably likely to materially disrupt, degrade or impair - (i) the ability of such banking organization to carry out banking operations and activities or deliver banking products and services, (ii) such banking organization’s results of operations, or (iii) the financial stability of the financial sector. The rule also requires a bank service provider to notify each of its affected customers as soon as possible when it determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours. This rule and the earlier such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

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

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent third-party provider. As of December 31, 2024, SmartFinancial is considered to be in a neutral to slightly liability-sensitive position, meaning income is generally expected to decrease with an increase in short-term interest rates and, conversely, to increase with a decrease in short-term interest rates. The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model. Based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if interest rates immediately increased by 200 basis points, we could expect net interest income to decrease by approximately $3.4 million over a 12-month period. If interest rates immediately decreased by 200 basis points, we could expect net interest income to increase by approximately $1.5 million over the next 12-month period.

The Federal Reserve reduced rates five times during 2019 through 2021. However, interest rates increased significantly in 2022-2023 to slow economic growth and counteract rising inflation. In September, November, and December of 2024, the Federal Reserve lowered the federal funds rate and indicated that the rate is likely to be held steady in 2025, or decreased, contingent upon improving inflationary conditions.  Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. The Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition, and results of operations. Although we have implemented policies, we believe will reduce the potential effects of changes in interest rates on our net interest income, this may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity or overall profitability.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks, including those we maintain with our service providers and vendors. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to cyber-attacks, unauthorized access, misuse, computer viruses or other malicious code, phishing attempts, brute force attacks, exploiting software vulnerabilities (including “zero-day attacks”), ransomware or other malware, supply chain attacks, and other events that could have a security impact. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

In addition, we provide our customers the ability to bank remotely, including over the internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Although we regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cyber security incidents, including firewalls and penetration testing, it is difficult or impossible to defend against every risk being posed by changing technologies, including artificial intelligence, as well as criminal intent on committing cyber-crime. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security incidents. We may be required to spend significant capital and other resources to protect against the threat of security incidents, or to alleviate problems caused by security incidents. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security incidents (including compromises of security of customer systems and networks) could expose us to claims, litigation and other possible liabilities. Any inability to prevent security incidents could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security incident could also subject us to additional regulatory scrutiny, sanctions, fines or penalties (which may not be covered by our insurance policies), negative publicity, release of sensitive and/or confidential information, diversion of the attention of management away from the operation of our business and increased cybersecurity protection and remediation costs, increases in operating expenses, lost revenues, expose us to civil litigation and possible financial liability and cause reputational damage.

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

Any future bank failures like those experienced in 2023 or similar events may negatively impact client confidence in the safety and soundness of regional banks and may generate market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. As a result, some clients have chosen, and may continue to choose, to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company's liquidity, loan funding capacity, net interest margin, capital, and results of operations. While the Treasury, the Federal Reserve, and the FDIC have historically taken action to ensure that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that regional bank failures or bank runs will not occur in the future and, if they were to occur, they may have a material adverse impact on client and investor confidence in regional banks, negatively impacting our liquidity, capital, results of operations, and stock price.

Our success depends significantly on economic conditions in our market areas.

Unlike larger organizations that are more geographically diversified, our branches are currently concentrated in East and Middle Tennessee, Alabama and the Florida Panhandle. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. If the communities in which we operate do not grow or if prevailing economic conditions, locally or nationally, deteriorate, this may have a significant impact on the amount of loans that we originate, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. An economic downturn caused by inflation, recession, unemployment, the imposition of tariffs and retaliatory responses, government action, health emergencies, disease pandemics, natural disasters, adverse effects of the U.S. government’s decisions regarding its debt ceiling (including defaulting on its debt obligations or experiencing credit downgrades), or other factors beyond our control would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have an adverse effect on our business. In addition, some portions of our target market are in areas which a substantial portion of the economy is dependent upon tourism. The tourism industry tends to be more sensitive than the economy as a whole to changes in unemployment, inflation, wage growth, and other factors which affect consumer’s financial condition and sentiment.

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

The development and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party (or fourth-party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, which infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

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

The guidance states that banking institutions exceeding the concentration levels mentioned in the two supervisory criteria should have in place enhanced credit risk controls, including stress testing of CRE portfolios. As of December 31, 2024, the Company’s percentage with respect to the above CLD guideline was 75.64%, within the recommended 100% limit, and with respect to the above CRE guideline, its percentage was 303.46%, exceeding the 300% level.

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

Our acquisition activity and future expansion may result in additional risks.

We expect to continue to expand in our current markets and in other select markets through additional branches or through acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including the risks detailed below.

Difficulty in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, or other anticipated benefits from any acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Company’s business or the business of the acquired company, or otherwise adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. The acquired companies may also have legal contingencies, beyond those that we are aware of, that could result in unexpected costs. The Company may need to make additional investment in equipment and personnel to manage higher asset levels and loan balances as a result of any significant acquisition, which may adversely impact earnings.

Failure to achieve the anticipated benefits of an acquisition on the anticipated timeframe, or at all, could result in a reduction in the price of our common stock as well as increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, results of operations and financial condition. Additionally, we make fair value estimates of certain assets and liabilities in recording our acquisitions. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of our acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

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

At December 31, 2024, approximately 78% of our loans and leases had real estate as a primary or secondary component of collateral, which includes 9% of our loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Although real estate prices in most of our markets are strong, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

As of December 31, 2024, our 10 largest borrowing relationships totaled approximately $314 million in outstanding balances, or approximately 9% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Declines in the businesses or industries of our customers could cause increased credit losses and decreased loan balances, which could adversely affect our financial results.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, including the continued elevated inflationary and interest rate environment, which may impair a borrower’s ability to repay a loan or lease, and such impairment could have an adverse effect on our business, financial condition and results of operations. A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan and lease portfolio consists of commercial loans to such businesses. We further anticipate an increase in the amount of loans to small to medium-sized businesses during 2025.

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

Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income. Moreover, competition among U.S. banks and non-banks for customer deposits is intense and may increase the cost of deposits (particularly in an elevated rate environment) or prevent new deposits and may otherwise negatively affect our ability to grow our deposit base. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors, which may be exacerbated in an inflationary, recessionary, or elevated rate environment. This may cause our deposit accounts to decrease in the future, and any such decrease could have a material adverse impact on our sources of funding. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inflation, the imposition of tariffs and retaliatory responses, labor shortages, inclement weather, natural disasters, acts of war, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB Cincinnati advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets.

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

We have established mortgage banking operations which expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. In 2022 and 2023, in response to growing signs of inflation, the Federal Reserve increased interest rates rapidly, but subsequently lowered the federal funds rate in September, November, and December of 2024 and indicated that the rate is likely to be held steady in 2025, or decreased, contingent upon improving inflationary conditions.  Because we sell a portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (a) the existence of an active secondary market and (b) our ability to profitably sell loans into that market. Profitability of our mortgage operations will depend upon our ability to increase production and thus income while holding or reducing costs. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

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

Our authorized capital includes 40,000,000 shares of common stock and 2,000,000 shares of preferred stock. As of December 31, 2024, we had 16,925,672 shares of common stock and no shares of preferred stock outstanding and had reserved or otherwise set aside for issuance 10,148 shares underlying outstanding options and 1,595,020 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NYSE rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of common stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the common stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

Corporate responsibility risks could adversely affect our reputation and shareholder, employee, client and third party relationships and may negatively affect our stock price.

Our business faces increasing public scrutiny related to corporate responsibility activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity, inclusion, environmental stewardship, human capital management, investment in our local communities, and transparency.

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

Additionally, some investors and shareholder advocates are placing ever increasing emphasis on how corporations address corporate responsibility issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our corporate responsibility efforts, and if such efforts are negatively perceived, our reputation and stock price may suffer. In addition, ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

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

The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, the Federal Financial Institutions Examination Council (“FFIEC”) guidelines. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness.  Our Information Security Officer and our Chief Technology Officer, along with key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices.  The Information Security Program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions. We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists.  We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the Information Technology Steering Committee. The Incident Response Plan is coordinated through the Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually. Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our company.  Please see Part I, Item 1A Risk Factors for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.

Governance

Our Information Security Officer has 24 years of experience working for financial institutions and has served in the role of Chief Information Officer and Chief Information Security Officer. He is a certified and active Certified Information Security Manager (“CISM”) professional.  Our Information Security Officer is accountable for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The department, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. In particular, our Information Security Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.

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

The Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents discussed at committee meetings and the actions taken to the Information Technology Steering Committee on a quarterly basis (or more frequently as may be required by the Incident Response Plan). The Information Technology Steering and Audit Committees are responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Security Officer and our Chief Technology Officer provide quarterly reports to the Information Technology Steering Committee regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes.  The Information Technology Steering Committee reviews and approves our information security and technology budgets and strategies annually. Additionally, the Risk Management Committee and Audit Committee of our board of directors reviews our cyber security risk profile on a quarterly basis. The Information Technology Steering Committee and Risk Management Committee each provide a report of their activities to the full board of directors at least quarterly.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 5401 Kingston Pike, #600, Knoxville, Tennessee 37919. This property is owned by SmartBank and also serves as a branch location for the Bank’s customers. At December 31, 2024, we conducted branch banking operations in 42 offices in 3 states. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total

Tennessee
Branch operations	18	6	24

Alabama
Branch operations	9	5	14

Florida
Branch operations	2	2	4
	29	13	42

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2024, neither SmartFinancial, nor SmartBank, was involved in any material litigation. SmartBank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against SmartFinancial, or its subsidiary, are without merit or that the ultimate liability, if any, resulting from them will not materially affect SmartBank’s financial condition or SmartFinancial’s consolidated financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

SmartFinancial’s common stock is listed on the New York Stock Exchange under the symbol “SMBK”.

As of March 10, 2025, there were approximately 7,142 holders of record of SmartFinancial’s common stock and 17,018,018 shares outstanding.

Subject to the approval of the board of directors and applicable regulatory requirements, the Company expects to continue its policy of paying regular cash dividends on a quarterly basis.  Dividends from SmartBank are the Company’s primary source of funds to pay dividends on its common stock. Additional information regarding restrictions on the ability of SmartBank to pay dividends to the Company and for the Company to pay dividends to its shareholders is contained in “Part I – Item 1. Business – Supervision and Regulation – Payment of Dividends”.

Equity Compensation Plan Information

For information relating to compensation plans under which our equity securities are authorized for issuance, see Part III Items 11 and 12.

Issuer Purchases of Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of December 31, 2024, we have purchased $8.5 million of the authorized $10.0 million and may purchase up to an additional $1.5 million in the Company’s outstanding common stock pursuant to the plan.

The following table summarizes the Company’s repurchase activity during the quarter ended December 31, 2024:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
October 1, 2024 to October 31, 2024	—	$—	—	$1,546
November 1, 2024 to November 30, 2024	—	—	—	1,546
December 1, 2024 to December 31, 2024	—	—	—	1,546
Total	—	$—	—	$1,546

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2019, and reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Russell 3000 Index and the common stocks of the S&P SmallCap Bank Index. The S&P SmallCap Bank Index contains securities of NYSE and NASDAQ-listed companies with market capitalizations between $250 million and $1 billion. The index primarily includes banks and, to a lesser extent, insurance underwriters and specialty lenders providing a broad range of financial services, including retail banking, loans, and money transmissions.

Symbol	Total Returns Index For:	2019	2020	2021	2022	2023	2024

	Smart Financial	$100.00	77.69	$118.35	$120.40	$108.57	$139.02

	Russell 3000	$100.00	$120.89	$151.91	$122.73	$154.59	$191.39

	S&P SmallCap Bank	$100.00	$90.82	$126.43	$111.47	$112.03	$132.44

Definitions:

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

4) The index level for all series was set to $100.00 on 12/31/2019.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Data

Set forth below is certain selected financial data related to the Company’s operations for 2024, 2023 and 2022: (dollars in thousands, except per share data)

	2024	2023	2022
Balance Sheet:
Total assets	$5,275,904	$4,829,387	$4,637,498
Loans and leases	3,906,340	3,444,462	3,253,627
Allowance for credit losses	(37,423)	(35,066)	(23,334)
Total securities	608,987	689,646	769,842
Goodwill and other intangibles, net	104,723	107,148	109,772
Total deposits	4,686,483	4,267,854	4,077,100
Borrowings	8,135	13,078	41,860
Subordinated debt	39,684	42,099	42,015
Shareholders' equity	491,461	459,886	432,452

Income Statement:
Interest income	$251,119	$218,043	$158,834
Interest expense	113,769	87,963	21,333
Net interest income	137,350	130,080	137,501
Provision for loan and lease losses	5,153	3,029	4,018
Net interest income after provision for loan and lease losses	132,197	127,051	133,483
Noninterest income	34,152	22,325	27,715
Noninterest expense	120,890	113,150	106,290
Income before income taxes	45,459	36,226	54,908
Income tax expense	9,318	7,633	11,886
Net income	$36,141	$28,593	$43,022

Per Share Data:
Earnings per common share - basic	$2.16	$1.70	$2.57
Weighted average common shares outstanding - basic	16,768,956	16,805,068	16,740,450
Earnings per common share - diluted	$2.14	$1.69	$2.55
Weighted average common shares outstanding - diluted	16,875,456	16,911,185	16,871,369
Common dividends per share	$0.32	$0.32	$0.28
Book value per share	$29.04	$27.07	$25.59
Common shares outstanding at end of period	16,925,672	16,988,879	16,900,805

Performance Ratios:
Return on average assets	0.73%	0.60%	0.92%
Return on average shareholders' equity	7.63%	6.45%	10.16%
Tax equivalent net interest margin	3.04%	2.97%	3.20%
Interest rate spread	2.32%	2.32%	3.01%
Noninterest income to average assets	0.69%	0.47%	0.59%
Noninterest expense to average assets	2.45%	2.38%	2.27%
Efficiency ratio	70.49%	74.24%	64.33%

Credit Quality Ratios:
Net (charge-offs) to average loans and leases	(0.08)%	(0.02)%	-%
Allowance for loan and leases to total loans and leases	0.96%	1.02%	0.72%
Nonperforming loans and leases to total loans and leases, gross	0.20%	0.24%	0.09%
Nonperforming assets to total assets	0.19%	0.20%	0.10%

Capital Ratios[1]:
Tier 1 leverage	8.29%	8.27%	7.95%
Common equity Tier 1	9.76%	10.16%	9.65%
Tier 1 capital	9.76%	10.16%	9.65%
Total capital	11.10%	11.80%	11.40%

1Capital Ratios are for SmartFinancial, Inc.

Business Overview

The following is a discussion of our financial condition and results of our operations for the years ended December 31, 2024, 2023 and 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

We are a bank holding company that was incorporated on September 19, 1983 under the laws of the State of Tennessee, and operate primarily through our wholly-owned bank subsidiary, SmartBank. As of December 31, 2024 the Bank provides a comprehensive suite of commercial and consumer banking services to clients through 42 full-service bank branches in select markets in East and Middle Tennessee, Alabama and Florida.

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

In addition to our banking services, we offer insurance products through SBK Insurance, Inc., formally known as Rains Insurance Agency, Inc. and loans and leases for heavy equipment through Fountain Equipment Finance, LLC, both are subsidiaries of the Bank.  The Bank also contracts with RJFS, a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public through associates who are employed by both the Bank and RJFS. RJFS is a subsidiary of Raymond James Financial, Inc.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during 2024:

●	Net income totaled $36.1 million, or $2.14 per diluted common share, during the year ended of 2024 compared to $28.6 million, or $1.69 per diluted common share, for the same period in 2023.
●	Net loans and leases growth of $459.5 million from December 31, 2023, with a record high net loans and leases of $3.9 billion at December 31, 2024.
●	Total deposits growth of $418.6 million from December 31, 2023, with a record high total deposits of $4.7 billion at December 31, 2024.
●	Return on average assets was 0.73% for the year ended December 31, 2024, compared to 0.60% for the year ended December 31, 2023.
●	During the fourth quarter of 2024, the Company established a Real Estate Investment Trust (“REIT”) subsidiary as a tax savings strategy.

Analysis of Results of Operations

2024 compared to 2023

Net income was $36.1 million, or $2.14 per diluted common share in 2024, compared to $28.6 million, or $1.69 per diluted common share in 2023. The tax equivalent net interest margin for 2024 was 3.04% compared to 2.97% for 2023. Noninterest income to average assets was 0.69% for 2024, increasing from 0.47% for 2023. Noninterest expense to average assets increased to 2.45% in 2024, up from 2.38% in 2023. Income tax expense was $9.3 million in 2024 with an effective tax rate of 20.5%, compared to $7.6 million in 2023 with an effective tax rate of 21.1%.

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

2024 compared to 2023

Net interest income, taxable equivalent, increased to $138.5 million in 2024 from $130.5 million in 2023. Average earning assets increased from $4.4 billion in 2023 to $4.6 billion in 2024, primarily from organic loan and lease growth.  Over this period, average loan and lease balances increased by $273.0 million and interest-earning cash increased by $27.2 million, offset by a decrease in average securities of $134.8 million. Average interest-bearing deposits increased by $220.6 million, average noninterest-bearing deposits decreased $74.2 million and average borrowings increased by $3.9 million. The tax equivalent net interest margin increased to 3.04% for 2024, compared to 2.97% for 2023. The yield on earning assets increased from 4.98% for 2023, to 5.54% for 2024, primarily due to the Company’s deployment of excess cash and cash equivalents into loans and leases and securities during 2024 and higher yields on cash deposits in the Federal Reserve System. The cost of average interest-bearing deposits increased from 2.59% for 2023, to 3.15% for 2024, primarily due to the impact of rising Federal Reserve rates, and such increases significantly contributing to the increase in interest expense in 2024.

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

	2024			2023			2022

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1,2]	$3,607,558	$214,310	5.94%	$3,334,523	$186,479	5.59%	$2,948,511	$136,381	4.63%
Taxable Securities	580,001	20,151	3.47%	713,637	16,665	2.34%	688,428	11,799	1.71%
Tax-exempt securities[3]	63,679	1,780	2.80%	64,816	1,795	2.77%	100,566	2,831	2.82%
Federal funds and other earning assets	300,081	16,000	5.33%	272,864	13,481	4.94%	577,593	8,488	1.47%
Total interest-earning assets	4,551,319	252,241	5.54%	4,385,840	218,420	4.98%	4,315,098	159,499	3.70%
Noninterest-earning assets	388,267			370,436			373,026
Total assets	$4,939,586			$4,756,276			$4,688,124

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$932,598	21,074	2.26%	$959,639	20,214	2.11%	$945,414	6,278	0.66%
Money market and savings deposits	1,913,673	64,116	3.35%	1,768,869	50,468	2.85%	1,576,170	9,137	0.58%
Time deposits	623,652	24,070	3.86%	520,799	13,578	2.61%	513,416	2,813	0.55%
Total interest-bearing deposits	3,469,923	109,260	3.15%	3,249,307	84,260	2.59%	3,035,000	18,228	0.60%
Borrowings	21,719	1,075	4.95%	17,824	936	5.25%	32,986	602	1.83%
Subordinated debt	41,184	3,434	8.34%	42,055	2,767	6.58%	41,970	2,503	5.96%
Total interest-bearing liabilities	3,532,826	113,769	3.22%	3,309,186	87,963	2.66%	3,109,956	21,333	0.69%
Noninterest-bearing deposits	883,923			958,078			1,120,555
Other liabilities	48,949			46,052			34,361
Total liabilities	4,465,698			4,313,316			4,264,872
Shareholders' equity	473,888			442,960			423,252
Total liabilities and shareholders’ equity	$4,939,586			$4,756,276			$4,688,124
Net interest income, taxable equivalent		$138,472			$130,457			$138,166
Interest rate spread			2.32%			2.32%			3.01%
Tax equivalent net interest margin			3.04%			2.97%			3.20%

Percentage of average interest-earning assets to average interest-bearing liabilities			128.83%			132.54%			138.75%
Percentage of average equity to average assets			9.59%			9.31%			9.03%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $748, $0 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.

2Loans include Paycheck Protection Program (“PPP”) loans with an average balance of $1.6 million, $2.8 million and $14.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Loan fees included in loan income were $3.0 million, $5.3 million, and $4.1 million for 2024, 2023, and 2022, respectively. Loan fee income for the years ended December 31, 2024, 2023 and 2022, respectively, includes $43 thousand, $38 thousand and $1.9 million accretion of loan fees on PPP loans.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0% in 2024, 2023 and 2022. The taxable-equivalent adjustment was $374 thousand, $377 thousand and $665 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.

Rate and Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. Net interest income, taxable equivalent, increased by $8.0 million between the years ended December 31, 2024 and 2023 and decreased by $7.7 million between the years ended December 31, 2023 and 2022. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2024 Compared to 2023			2023 Compared to 2022
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans and leases	$12,563	$15,268	$27,831	$32,246	$17,852	$50,098
Taxable Securities	5,707	(2,221)	3,486	4,471	395	4,866
Tax-exempt securities	15	(30)	(15)	58	(1,094)	(1,036)
Federal funds and other earning assets	1,184	1,335	2,519	9,232	(4,239)	4,993
Total interest-earning assets	19,469	14,352	33,821	46,007	12,914	58,921

Interest-bearing demand deposits	1,430	(570)	860	13,842	94	13,936
Money market and savings deposits	9,516	4,132	13,648	40,214	1,117	41,331
Time deposits	7,812	2,680	10,492	10,724	41	10,765
Total interest-bearing deposits	18,758	6,242	25,000	64,780	1,252	66,032
Borrowings	(172)	311	139	656	(322)	334
Subordinated debt	724	(57)	667	259	5	264
Total interest-bearing liabilities	19,310	6,496	25,806	65,695	935	66,630

Net interest income	$159	$7,856	$8,015	$(19,688)	$11,979	$(7,709)

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

The following table provides a summary of noninterest income for the periods presented (in thousands):

	Year Ended			Year Ended
	December 31,			December 31,	2023 - 2022
	2024	2023	Change	2022	Change
Service charges on deposit accounts	$6,862	$6,511	$351	$5,853	$658
Gain (loss) on sale of securities	64	(6,801)	6,865	144	(6,945)
Mortgage banking	1,579	1,040	539	1,552	(512)
Investment services	5,945	5,105	840	4,144	961
Insurance commissions	5,696	4,684	1,012	3,595	1,089
Interchange and debit card transaction fees, net	5,277	5,457	(180)	5,435	22
Other	8,729	6,329	2,400	6,992	(663)
Total noninterest income	$34,152	$22,325	$11,827	$27,715	$(5,390)

2024 compared to 2023

Noninterest income increased $11.8 million to $34.2 million in 2024, compared to $22.3 million in 2023. The primary components of the changes in noninterest income were as follows:

●	During 2023, loss on sale of securities, associated with a $6.8 million pre-tax loss on the sale of $159.6 million in available-for-sale securities, reinvesting into higher yielding assets;
●	Increase in investment services, stemming from increased production;
●	Increase in insurance commissions, driven by organic growth; and
●	Increase in other, primarily related to $1.3 million pre-tax gain on the sale of a former branch building, income on bank owned life insurance, and fees from capital market activity.

2023 compared to 2022

Noninterest income decreased $5.4 million to $22.3 million in 2023, compared to $27.7 million in 2022. The primary components of the changes in noninterest income were as follows:

●	Increase in service charges on deposit accounts, related to deposit growth and transaction volume;
●	Increase in loss on sale of securities, associated with a $6.8 million pre-tax loss on the sale of $159.6 million in available-for-sale securities, reinvesting into higher yielding assets;
●	Increase in investment services, stemming from increased production;
●	Increase in insurance commissions, driven by the acquisition of Sunbelt Group, LLC (“Sunbelt”) and organic growth; and
●	Decrease in other, primarily related to decreased fees from capital market activity.

Noninterest Expense

The following table provides a summary of noninterest expense for the periods presented (in thousands):

	Year Ended			Year Ended
	December 31,			December 31,	2023 - 2022
	2024	2023	Change	2022	Change
Salaries and employee benefits	$72,100	$65,749	$6,351	$63,420	$2,329
Occupancy and equipment	13,617	13,451	166	12,034	1,417
FDIC insurance	3,390	3,156	234	2,672	484
Other real estate and loan-related expense	2,823	2,397	426	2,446	(49)
Advertising and marketing	1,321	1,342	(21)	1,293	49
Data processing and technology	9,930	9,235	695	7,283	1,952
Professional services	4,207	3,443	764	3,790	(347)
Amortization of intangibles	2,425	2,624	(199)	2,607	17
Merger-related and restructuring expenses	—	110	(110)	562	(452)
Other	11,077	11,643	(566)	10,183	1,460
Total noninterest expense	$120,890	$113,150	$7,740	$106,290	$6,860

2024 compared to 2023

Noninterest expense increased $7.7 million to $120.9 million in 2024, compared to $113.2 million in 2023. The primary components of the changes in noninterest expense were as follows:

●	Increase in salary and employee benefits, primarily related to incentive accruals for production performance and overall employee benefits;
●	Increase in data processing and technology, primarily from continued infrastructure build and overall growth; and
●	Increases in professional services, primarily related to increases in legal fees, audit/accounting fees, and other professional services fees.

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

Income Taxes

2024 compared to 2023

In 2024, income tax expense totaled $9.3 million compared to $7.6 million in 2023. The effective tax rate was approximately 20.5% for 2024 compared to 21.1% in 2023.

2023 compared to 2022

In 2023, income tax expense totaled $7.6 million compared to $11.9 million in 2022. The effective tax rate was approximately 21.1% for 2023 compared to 21.7% in 2022.  The primary reason for the 0.06% decline in the effective tax rate was due to lower earnings, largely from the $6.8 million pre-tax loss on the sale of available-for-sale securities during the year.

Loan and Lease Portfolio

Our loans and leases represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio is an important consideration when reviewing our financial condition. The Company had total net loans and leases outstanding of approximately $3.87 billion at December 31, 2024, and $3.41 billion at December 31, 2023. The year-over-year increase of $459.5 million, or 13.5%, was related to organic loan growth throughout all markets.  Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan and lease portfolio.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	December 31,	Gross	December 31,	Gross
	2024	Total	2023	Total
Commercial real estate:
Non-owner occupied	$1,080,404	27.5%	$940,789	27.2%
Owner occupied	867,678	22.2%	798,416	23.2%
Consumer real estate	741,836	19.0%	649,867	18.9%
Construction and land development	361,735	9.3%	327,185	9.5%
Commercial and industrial	775,620	19.9%	645,918	18.8%
Leases	64,878	1.7%	68,752	2.0%
Consumer and other	14,189	0.4%	13,535	0.4%
Total loans and leases	3,906,340	100.0%	3,444,462	100.0%
Less: Allowance for credit losses	(37,423)		(35,066)
Loans and leases, net	$3,868,917		$3,409,396

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate:
Non-owner occupied	$72,684	$745,248	$231,178	$31,294	$1,080,404	$555,845	$451,875
Owner occupied	24,565	445,600	373,646	23,867	867,678	453,957	389,156
Consumer real estate-mortgage	44,261	238,674	94,051	364,850	741,836	273,809	423,766
Construction and land development	77,534	189,195	47,811	47,195	361,735	105,139	179,062
Commercial and industrial	292,381	386,606	73,857	22,776	775,620	345,696	137,543
Leases	2,132	62,597	149	—	64,878	62,746	—
Consumer and other	8,703	4,932	513	41	14,189	5,069	417
Total loans and leases	$522,260	$2,072,852	$821,205	$490,023	$3,906,340	$1,802,261	$1,581,819

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

Nonperforming loans and leases as a percentage of gross loans and leases, net of deferred fees, was 0.20% as of December 31, 2024, and 0.24% as of December 31, 2023, respectively. Total nonperforming assets as a percentage of total assets as of December 31, 2024, totaled 0.19% compared to 0.20% as of December 31, 2023.

The following table is a summary of our loans and leases that were past due at least 30 days but not more than 89 days and 90 days or more past due as of December 31, 2024, and 2023 (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
December 31, 2024
Commercial real estate:
Non-owner occupied	$1,080,404	$378	0.03	$-	-	$378	0.03
Owner occupied	867,678	411	0.05	-	-	411	0.05
Consumer real estate	741,836	2,748	0.37	-	-	2,748	0.37
Construction and land development	361,735	523	0.14	-	-	523	0.14
Commercial and industrial	775,620	1,745	0.22	144	0.02	1,889	0.24
Leases	64,878	1,453	2.24	-	-	1,453	2.24
Consumer and other	14,189	118	0.83	18	0.13	136	0.96
Total	$3,906,340	$7,376	0.19	$162	-	$7,538	0.19

December 31, 2023
Commercial real estate:
Non-owner occupied	$940,789	$-	-%		$-%	$-	-%
Owner occupied	798,416	322	0.04		-	322	0.04
Consumer real estate	649,867	2,229	0.34	-	-	2,229	0.34
Construction and land development	327,185	631	0.19	-	-	631	0.19
Commercial and industrial	645,918	1,286	0.20	-	-	1,286	0.20
Leases	68,752	1,340	1.95	72	0.10	1,412	2.05
Consumer and other	13,535	89	0.66	98	0.72	187	1.38
Total	$3,444,462	$5,897	0.17	$170	-	$6,067	0.18

The following table is a summary of our nonaccrual loans and leases as of December 31, 2024, and 2023 (dollars in thousands):

	December 31, 2024			December 31, 2023
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate:
Non-owner occupied	$1,080,404	$514	0.05%	$940,789	$571	0.06%
Owner occupied	867,678	906	0.10	798,416	1,473	0.18
Consumer real estate	741,836	1,995	0.27	649,867	2,647	0.41
Construction and land development	361,735	39	0.01	327,185	620	0.19
Commercial and industrial	775,620	1,820	0.23	645,918	2,480	0.38
Leases	64,878	2,433	3.75	68,752	140	0.20
Consumer and other	14,189	2	0.01	13,535	-	-
Total	$3,906,340	$7,709	0.20	$3,444,462	$7,931	0.23

Allowance for credit losses to nonaccrual loans		485.45%			424.75%

Potential Problem Loans and Leases

At December 31, 2024, substandard or problem loans and leases amounted to approximately $11.7 million or 0.30% of total loans and leases outstanding. Potential problem loans and leases, which are not included in nonperforming loans and leases, represent those loans and leases with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans and leases.

Allocation of the Allowance for Credit Losses

On January 1, 2023, we adopted FASB ASU 2016-13, which introduced the current expected credit losses ("CECL") methodology and required us to estimate all expected credit losses over the remaining life of our loan portfolio. For additional information relating to CECL, see Note 1—Summary of Significant Accounting Policies to our audited consolidated financial statements.  Accordingly, the allowance for credit losses represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of December 31, 2024, and 2023, our allowance for credit losses was $37.4 million and $35.1 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 0.96% and 1.02% at December 31, 2024, and 2023, respectively.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve determined by non-discounted cash flow analysis for the loan portfolio, (2) a collective quantified reserve determined by the open-pool methodology for the bank’s lease portfolio, (3) collective qualitative factors to adjust expected credit losses for information not already captured in the loss estimation, (4) individual allowances on collateral-dependent loans where the bank may be inadequately protected by current paying capacity of the borrower. At December 31, 2024, 45% of the allowance is attributable to the collective qualitative factors, a slight decline from 46% at December 31, 2023.

Management considers forward-looking information in estimating expected credit losses.  The Company uses an average of Fannie Mae and Federal Open Market Committee projections of the national unemployment rate as a regression tool to determine the best estimate of probability of default expectations. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors using a straight-line approach.  The Company uses an eight-quarter forecast and a four-quarter reversion period. Since adoption, the procedure for estimating probability of default expectations remains unchanged.

Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation.  The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period.  The data for each measurement may be obtained from internal or external sources.  The Company considers the qualitative factors that are relevant as of the reporting date, which may include, but are not limited to:  independent loan review results, portfolio concentrations, lending strategies, quality of assets, regulatory review results and associate retention.  The qualitative allowance will increase, or decrease, based on the assessment of these various factors.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans and leases to be adequate to absorb our estimate of expected future credit losses on loans outstanding at December 31, 2024. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
December 31, 2024
Commercial real estate:
Non-owner occupied	$6,972	27.5%	$1,080,404	0.65%
Owner occupied	8,341	22.2	867,678	0.96
Consumer real estate	8,355	19.0	741,836	1.13
Construction and land development	4,168	9.3	361,735	1.15
Commercial and industrial	8,552	19.9	775,620	1.10
Leases	919	1.7	64,878	1.42
Consumer and other	116	0.4	14,189	0.82
Total	$37,423	100.0%	$3,906,340	0.96

December 31, 2023
Commercial real estate:
Non-owner occupied	$6,887	27.2%	$940,789	0.73%
Owner occupied	8,377	23.2	798,416	1.05
Consumer real estate	7,249	18.9	649,867	1.12
Construction and land development	4,874	9.5	327,185	1.49
Commercial and industrial	6,924	18.8	645,918	1.07
Leases	640	2.0	68,752	0.93
Consumer and other	115	0.4	13,535	0.85
Total	$35,066	100.0%	$3,444,462	1.02

The allowance associated with the individually evaluated loans and leases were approximately $3.9 million at December 31, 2024, compared to $3.5 million at December 31, 2023.

The following table presents information related to credit losses on loans and lease by loan segment for each of the years in the three year period ended December 31, (dollars in thousands):

				Ratio of Net (charge-offs)
	Provision for	Net (charge-offs)	Average	Recoveries to
	Credit Losses	Recoveries	Loans	Average Loans
Year Ended December 31, 2024
Commercial real estate:
Non-owner occupied	$126	$-	$992,390	-%
Owner occupied	(113)	36	828,270	-
Consumer real estate	1,102	4	680,895	-
Construction and land development	(265)	(441)	317,890	(0.14)
Commercial and industrial	2,397	(769)	707,125	(0.11)
Leases	1,583	(1,304)	67,389	(1.94)
Consumer and other	236	(235)	13,599	(1.73)
Total	$5,066	$(2,709)	$3,607,558	(0.08)

Year Ended December 31, 2023
Commercial real estate:
Non-owner occupied	$577	$-	$886,701	-%
Owner occupied	329	6	771,173	-
Consumer real estate	1,059	44	624,972	0.01
Construction and land development	(380)	25	367,421	0.01
Commercial and industrial	1,637	(188)	602,413	(0.03)
Leases	347	(345)	67,318	(0.51)
Consumer and other	186	(220)	14,525	(1.51)
Total	$3,755	$(678)	$3,334,523	(0.02)

For the year ended December 31, 2022
Commercial real estate:
Non-owner occupied	$83	$-	$824,555	-%
Owner occupied	951	6	673,680	-
Consumer real estate	43	531	520,447	0.10
Construction and land development	1,177	-	360,660	-
Commercial and industrial	339	(123)	493,236	(0.02)
Leases	879	84	61,960	0.14
Consumer and other	546	(534)	13,973	(3.82)
Total	$4,018	$(36)	$2,948,511	-

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

Our available-for-sale (“AFS”) investment portfolio is carried at fair market value and our held-to-maturity investment portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our investment portfolio decreased from $689.6 million at December 31, 2023, to $609.0 million at December 31, 2024.  The $80.7 million decrease is primarily related to the strategic decision not to reinvest the full proceeds of scheduled maturities back into the investment portfolio.  The Company purchased $131.4 million of securities during the year ended December 31, 2024, which was offset by $210.5 million of sales, maturities, and prepayments received during the same period. New purchases were focused on higher yielding mortgage-backed securities to provide cash flow, liquidity and to support interest rate risk objectives. Our investment to asset ratio has decreased from 14.3% at December 31, 2023, to 11.5% at December 31, 2024 primarily due to deploying principal cash flow away from the investment portfolio.

Net unrealized losses in our AFS securities portfolio were $30.4 million as of December 31, 2024, compared to $33.0 million at December 31, 2023. The decrease was attributable to changes in market interest rates related to our securities, relative to when the securities were purchased. Principal paydowns/maturities on lower yielding securities as well as the decision to sell a portion of the bank’s AFS securities also played a role in a decrease in the net unrealized loss change over the period.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at December 31, 2024 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$83,330	1.27%	$—	-%	$—	-%	$83,330	1.27%
U.S. Government agencies	—	-	119	6.20	38,798	6.29	—	-	38,917	6.29
State and political subdivisions	480	2.00	3,707	2.95	5,379	3.30	8,711	3.96	18,277	3.50
Other debt securities	999	4.18	6,921	6.78	32,901	5.05	500	4.50	41,321	5.31
Mortgage-backed securities	—	-	15,718	3.51	114,646	3..60	200,475	3.49	330,839	3.53
Total securities	$1,479	3.65	$109,795	2.00	$191,724	4.39	$209,686	3.51	$512,684	3.52

Held-to-maturity:
U.S. Treasury	$—	-%	$—	-%	$—	-%	$—	-%	$—	-%
U.S. Government agencies	—	-	—	-	41,871	1.84	6,241	2.01	48,112	1.86
State and political subdivisions	—	-	731	1.32	8,724	1.97	42,197	2.18	51,652	2.14
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,764	2.14	22,131	2.12	26,895	2.12
Total securities	$—	-	$731	1.32	$55,359	1.89	$70,569	2.15	$126,659	2.03

1Based on amortized cost, taxable equivalent basis.

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts (“IRAs”) and certificates of deposit (“CDs”). These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2024, brokered deposits represented approximately 4.52% of total deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for 2024, 2023 and 2022 (dollars in thousands):

	2024			2023			2022
	Average	% of	Average	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$883,923	20.3%	—	$958,078	22.8%	—	$1,120,555	27.0%	—
Interest-bearing demand	932,598	21.4%	2.26%	959,639	22.8%	2.11%	945,414	22.8%	0.66%
Money market and savings	1,913,673	44.0%	3.35%	1,768,869	42.0%	2.85%	1,576,170	37.9%	0.58%
Time deposits	623,652	14.3%	3.86%	520,799	12.4%	2.61%	513,416	12.4%	0.55%
Total average deposits	$4,353,846	100.0%	2.51%	$4,207,385	100.0%	2.00%	$4,155,555	100.0%	0.44%

During 2024, average deposits increased in money market and savings and time deposits, with decreases in noninterest-bearing demand and interest-bearing demand deposits. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 2.51% in 2024 compared to 2.00% in 2023.

Total deposits as of December 31, 2024, were $4.7 billion, which was an increase of $418.6 million from December 31, 2023. This increase is related to organic deposit growth.  As of December 31, 2024, the Company had outstanding time deposits under $250,000 of $541.8 million, time deposits over $250,000 of $302.8 million, and a time deposit fair value adjustment of $39 thousand. The following table summarizes the maturities of time deposits of $250,000 or more as of December 31, 2024 (in thousands):

December 31,
2024
Three months or less	$78,805
Three to six months	67,145
Six to twelve months	118,809
More than twelve months	38,076
Total	$302,835

As of December 31, 2024 and 2023, $2.08 billion and $1.76 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the SmartBank’s regulatory reporting requirements.

Borrowings and Subordinated Debt

Other than deposits, the Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be down streamed as Tier 1 capital to the Bank. Total borrowings at December 31, 2024 and 2023, were $8.1 million and $13.1 million, respectively. The $5.0 million reduction in borrowings was primarily the repayment of $4.0 million on a line of credit.  Short-term borrowings, included in borrowings, totaled $4.1 million at December 31, 2024 and $5.1 million at December 31, 2023 and consisted entirely of securities sold under repurchase agreements. Long-term debt totaled $39.7 million at December 31, 2024 and $42.1 million at December 31, 2023 and consisted entirely of subordinated debt. The $2.4 million reduction in long-term debt is related to the redemption of $2.5 million of sub-debt during 2024. For more information regarding our borrowings and subordinated debt, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 9 – Borrowings and Line of Credit” and “Note 10 – Subordinated Debt.”

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2024, we had $96.0 million of unsecured federal funds lines with no funds advanced. In addition, we have access to the Federal Reserve’s discount window in the amount of $427.8 million with no borrowings outstanding as of

December 31, 2024. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $537.4 million as of December 31, 2024.

At December 31, 2024, we had no FHLB advances outstanding. For more information regarding the FHLB advances, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 9 – Borrowings and Line of Credit.” Based on the values of loans pledged as collateral, we had $306.6 million of additional borrowing availability with the FHLB as of December 31, 2024. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

The Company has a revolving line of credit for an aggregate amount of $35.0 million, with a maturity date of  February 1, 2025. On January 21,2025, the maturity date was extended to May 1, 2025. At December 31, 2024, $4.0 million was outstanding under the line of credit, and $31.0 million of the line of credit remained available to the Company.

Capital Requirements

The Company and Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Company and Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At December 31, 2024, and 2023, our capital ratios, including our Company and Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs the Bank. For more information regarding our capital, leverage and total capital ratios, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 15 – Regulatory Matters.”

The table below (dollars in thousands) summarizes the capital requirements applicable to the Company and Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company and Bank’s capital ratios as of December 31, 2024 and 2023. The Company and Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2024 and 2023. As of December 31, 2024, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2024, that management believes would change this classification.

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$470,635	11.10%	$339,044	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	254,283	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	190,712	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	413,616	8.29%	199,585	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$478,368	11.30%	$338,774	8.00%	$423,467	10.00%
Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	254,080	6.00%	338,774	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	190,560	4.50%	275,253	6.50%
Tier 1 Capital (to Average Assets)[2]	445,159	8.94%	199,214	4.00%	249,017	5.00%

December 31, 2023
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$448,050	11.80%	$303,658	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	227,744	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	170,808	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	385,795	8.27%	186,672	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$456,134	12.02%	$303,680	8.00%	$379,600	10.00%
Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	227,760	6.00%	303,680	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	170,820	4.50%	246,740	6.50%
Tier 1 Capital (to Average Assets)	427,559	9.18%	186,363	4.00%	232,954	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

Contractual Obligations

The following tables present, as of December 31, 2024, our significant fixed and determinable contractual obligations (in thousands):

	As of December 31, 2024, payments due in
				More
	Less than	1 to 3	3 to 5	than 5
	1 year	years	years	years	Total
Operating leases	$1,725	$3,144	$2,862	$7,650	$15,381
Time deposits	772,344	61,190	11,106	—	844,640
Securities sold under agreement to repurchase	4,135	—	—	—	4,135
FHLB advances and other borrowings	4,000	—	—	—	4,000
Subordinated debt	—	—	40,000	—	40,000
Total	$782,204	$64,334	$53,968	$7,650	$908,156

Off-Balance Sheet Arrangements

At December 31, 2024, we had $828.8 million of pre-approved but unused lines of credit and $23.2 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additional information about our off-balance sheet risk exposure is presented in Note 14 – Commitments and Contingent Liabilities to our audited consolidated financial statements.

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

Fair values for acquired assets and assumed liabilities – Assets and liabilities acquired are recorded at their respective fair values as of the date of the acquisition. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities is allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of December 31, 2024, there was approximately $96.1 million in goodwill. The Company performs its annual goodwill impairment test as of December 31, of each year, and for 2024 the results of the qualitive assessment provided no indication of potential impairment. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

Earnings Simulation Model. We believe interest rate risk is effectively measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts or 12-month RAMP in market interest rates over time. For changes up or down in rates from our static interest rate forecast over the next 12 months, limits in the decline in net interest income are as follows:

Estimated % Change in Net Interest Income Over 12 Months
December 31, 2024:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(1.01)%
200 basis points increase	(2.01)%
100 basis points decrease	0.49%
200 basis points decrease	0.90%

Estimated % Change in Net Interest Income Over 12 Months
December 31, 2024:
12-month RAMP, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.62)%
200 basis points increase	(1.33)%
100 basis points decrease	0.39%
200 basis points decrease	0.81%

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

To help monitor our related risk, we have established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
December 31, 2024:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(3.13)%
200 basis points increase	(1.52)%
100 basis points decrease	3.13%
200 basis points decrease	4.77%

At December 31, 2024, our model results indicated that we were within these policy limits.

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

For the years ended December 31, 2024, 2023, and 2022

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2024, SmartFinancial, Inc.’s internal control over financial reporting is effective based on those criteria.

Forvis Mazars, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

SmartFinancial, Inc.

Knoxville, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SmartFinancial, Inc. (Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2025 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

The Company’s loan and lease portfolio totaled $3.9 billion as of December 31, 2024, and the associated allowance for credit losses (ACL) on loans and leases was $37.4 million. As discussed in Notes 1 and 5 to the financial statements, the ACL is a contra-asset valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected.

In calculating the ACL, the loan and lease portfolio is segmented into pools based upon similar risk characteristics. For each pool, management measures expected credit losses over the life of each loan or lease utilizing either an open pool model or a non-discounted cash flow model, as well as their expected changes over a reasonable and supportable forecast period. Additional qualitative adjustments are applied for risk factors not considered within the quantitative modeling process but are relevant in assessing the expected credit losses within the loan pools.

We identified the identification and valuation with respect to the qualitative framework and the qualitative adjustments in aggregate for the ACL as a critical audit matter. Auditing the qualitative factors involved a high degree of judgment and subjectivity in evaluating management's assessment of qualitative framework and aggregate factor adjustments.

The primary procedures we performed related to this critical audit matter included:

●	Obtained an understanding of the Company’s process for establishing the qualitative factors framework and related qualitative adjustments in the ACL
●	Evaluated and tested the design and operating effectiveness of internal controls relating to management’s establishment of the qualitative framework and qualitative adjustments in the ACL
●	Evaluated the completeness, accuracy, and the relevance of the key data used as inputs in the qualitative factor adjustment
●	Evaluated the reasonableness and basis of the key assumptions used as inputs for the qualitative factor framework and related adjustments

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2021.

Louisville, Kentucky

March 17, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

SmartFinancial, Inc.

Knoxville, Tennessee

Opinion on the Internal Control over Financial Reporting

We have audited SmartFinancial, Inc.’s (Company) internal control over financial reporting as of
December 31, 2024, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control––Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and our report dated March 17, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Louisville, Kentucky

March 17, 2025

SmartFinancial, Inc. and Subsidiary

Consolidated Financial Statements

Consolidated Balance Sheets

December 31, 2024 and 2023

(Dollars in thousands, except per share data)

	2024	2023
ASSETS:
Cash and due from banks	$96,508	$61,586
Interest-bearing deposits with banks	277,005	233,237
Federal funds sold	14,057	57,448
Total cash and cash equivalents	387,570	352,271
Securities available-for-sale, at fair value	482,328	408,410
Securities held-to-maturity, at amortized cost	126,659	281,236
Other investments	14,740	13,662
Loans held for sale	5,996	4,418
Loans and leases	3,906,340	3,444,462
Less: Allowance for credit losses	(37,423)	(35,066)
Loans and leases, net	3,868,917	3,409,396
Premises and equipment, net	91,093	92,963
Other real estate owned	179	517
Goodwill and other intangibles, net	104,723	107,148
Bank owned life insurance	115,917	83,434
Other assets	77,782	75,932
Total assets	$5,275,904	$4,829,387

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$965,552	$898,044
Interest-bearing demand	836,731	1,006,915
Money market and savings	2,039,560	1,812,427
Time deposits	844,640	550,468
Total deposits	4,686,483	4,267,854
Borrowings	8,135	13,078
Subordinated debt	39,684	42,099
Other liabilities	50,141	46,470
Total liabilities	4,784,443	4,369,501
Commitments and contingent liabilities - see Note 14	—	—
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 16,925,672 and 16,988,879 shares issued and outstanding, respectively	16,926	16,989
Additional paid-in capital	294,269	295,699
Retained earnings	203,824	173,105
Accumulated other comprehensive income (loss)	(23,671)	(25,907)
Total shareholders' equity attributable to SmartFinancial Inc. and Subsidiary	491,348	459,886
Non-controlling interest - preferred stock of subsidiary	113	—
Total shareholders' equity	491,461	459,886
Total liabilities and shareholders' equity	$5,275,904	$4,829,387

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Income

For the years ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share data)

	2024	2023	2022
Interest income:
Loans and leases, including fees	$213,562	$186,479	$136,381
Securities:
Taxable	20,151	16,665	11,799
Tax-exempt	1,406	1,418	2,166
Federal funds sold and other earning assets	16,000	13,481	8,488
Total interest income	251,119	218,043	158,834
Interest expense:
Deposits	109,260	84,260	18,228
Borrowings	1,075	936	602
Subordinated debt	3,434	2,767	2,503
Total interest expense	113,769	87,963	21,333
Net interest income	137,350	130,080	137,501
Provision for credit losses	5,153	3,029	4,018
Net interest income after provision for credit losses	132,197	127,051	133,483
Noninterest income:
Service charges on deposit accounts	6,862	6,511	5,853
Gain (loss) on sale of securities	64	(6,801)	144
Mortgage banking	1,579	1,040	1,552
Investment services	5,945	5,105	4,144
Insurance commissions	5,696	4,684	3,595
Interchange and debit card transaction fees, net	5,277	5,457	5,435
Other	8,729	6,329	6,992
Total noninterest income	34,152	22,325	27,715
Noninterest expense:
Salaries and employee benefits	72,100	65,749	63,420
Occupancy and equipment	13,617	13,451	12,034
FDIC insurance	3,390	3,156	2,672
Other real estate and loan related expense	2,823	2,397	2,446
Advertising and marketing	1,321	1,342	1,293
Data processing and technology	9,930	9,235	7,283
Professional services	4,207	3,443	3,790
Amortization of intangibles	2,425	2,624	2,607
Merger related and restructuring expenses	—	110	562
Other	11,077	11,643	10,183
Total noninterest expense	120,890	113,150	106,290
Income before income tax expense	45,459	36,226	54,908
Income tax expense	9,318	7,633	11,886
Net income	$36,141	$28,593	$43,022
Earnings per common share:
Basic	$2.16	$1.70	$2.57
Diluted	$2.14	$1.69	$2.55
Weighted average common shares outstanding:
Basic	16,768,956	16,805,068	16,740,450
Diluted	16,875,456	16,911,185	16,871,369

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
Net income	$36,141	$28,593	$43,022
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	2,043	6,410	(46,152)
Tax effect	(528)	(1,656)	11,921
Reclassification of unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity	—	—	(2,009)
Tax effect	—	—	519
Amortization of unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity	132	148	112
Tax effect	(34)	(38)	(29)
Reclassification adjustment for realized losses (gains) included in net income	(64)	6,801	796
Tax effect	17	(1,757)	(206)
Unrealized gains (losses) on securities available-for-sale, net of tax	1,566	9,908	(35,048)
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	712	(536)	(75)
Tax effect	(184)	139	19
Reclassification adjustment for realized losses (gains) included in net income	(401)	—	(940)
Tax effect	104	—	243
Unrealized gains (losses) on fair value hedged instruments arising during the period, net of tax	231	(397)	(753)
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	590	(196)	(1,303)
Tax effect	(152)	51	337
Reclassification adjustment for realized losses (gains) included in net income	2	69	—
Tax effect	(1)	(18)	—
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	439	(94)	(966)

Total other comprehensive income (loss)	2,236	9,417	(36,767)
Comprehensive income	$38,377	$38,010	$6,255

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share data)

					Accumulated		Non-controlling
					Other	Total Common	Interest -
	Common Stock		Additional	Retained	Comprehensive	Shareholders'	Preferred Stock
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity	of Subsidiary	Total
Balance, December 31, 2021	16,802,990	$16,803	$292,937	$118,247	$1,443	$429,430	$—	$429,430
Net income	—	—	—	43,022	—	43,022	—	43,022
Other comprehensive loss	—	—	—	—	(36,767)	(36,767)	—	(36,767)
Common stock issued pursuant to:
Stock options exercised	45,253	45	352	—	—	397	—	397
Restricted stock	60,515	61	(61)	—	—	—	—	—
Restricted stock withheld for taxes	(7,953)	(8)	(198)	—	—	(206)	—	(206)
Stock compensation expense	—	—	1,300	—	—	1,300	—	1,300
Common stock dividend ($0.28 per share)	—	—	—	(4,724)	—	(4,724)	—	(4,724)
Balance, December 31, 2022	16,900,805	$16,901	$294,330	$156,545	$(35,324)	$432,452	$—	$432,452
Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	(6,606)	—	(6,606)	—	(6,606)
Balance, January 1, 2023, adjusted	16,900,805	16,901	294,330	149,939	(35,324)	425,846	—	425,846
Net income	—	—	—	28,593	—	28,593	—	28,593
Other comprehensive income	—	—	—	—	9,417	9,417	—	9,417
Common stock issued pursuant to:
Stock options exercised	15,705	16	149	—	—	165	—	165
Restricted stock, net of forfeitures	74,992	75	(75)	—	—	—	—	—
Restricted stock withheld for taxes	(2,623)	(3)	(54)	—	—	(57)	—	(57)
Stock compensation expense	—	—	1,349	—	—	1,349	—	1,349
Common stock dividend ($0.32 per share)	—	—	—	(5,427)	—	(5,427)	—	(5,427)
Balance, December 31, 2023	16,988,879	$16,989	$295,699	$173,105	$(25,907)	$459,886	$—	$459,886
Net income	—	—	—	36,141	—	36,141		36,141
Other comprehensive income	—	—	—	—	2,236	2,236	—	2,236
Common stock issued pursuant to:
Stock options exercised	6,192	6	62	—	—	68	—	68
Restricted stock, net of forfeitures	78,757	79	(79)	—	—	—	—	—
Restricted stock withheld for taxes	(11,961)	(12)	(211)	—	—	(223)	—	(223)
Issuance of preferred stock of subsidiary - non-controlling interest	—	—	—	—	—	—	113	113
Stock compensation expense	—	—	1,629	—	—	1,629	—	1,629
Common stock dividend ($0.32 per share)	—	—	—	(5,422)	—	(5,422)	—	(5,422)
Repurchases of common stock	(136,195)	(136)	(2,831)	—	—	(2,967)	—	(2,967)
Balance, December 31, 2024	16,925,672	$16,926	$294,269	$203,824	$(23,671)	$491,348	$113	$491,461

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$36,141	$28,593	$43,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,990	10,874	10,037
Accretion of fair value purchase accounting adjustments, net	—	—	(2,158)
Amortization of intangible assets	2,425	2,624	2,607
Provision for credit losses	5,153	3,029	4,018
Stock compensation expense	1,629	1,349	1,300
(Gain) loss on sale of securities available-for-sale	(64)	6,801	(144)
Deferred income tax expense (benefit)	120	1,309	(555)
Increase in cash surrender value of bank-owned life insurance	(2,483)	(1,964)	(1,851)
Net losses from sale and write-downs of other real estate owned and other repossessed assets	994	78	82
Net gains from mortgage banking	(1,463)	(1,040)	(1,552)
Origination of loans held for sale	(49,845)	(45,891)	(49,258)
Proceeds from sales of loans held for sale	49,730	44,265	54,161
Net (gain) loss from sale/disposal of fixed assets	(1,647)	19	(244)
Net change in:
Accrued interest receivable	(898)	(2,989)	(4,242)
Accrued interest payable	250	2,520	(24)
Other assets	3,788	(1,732)	(25,424)
Other liabilities	(120)	(8,129)	27,018
Net cash provided by operating activities	52,700	39,716	56,793
Cash flows from investing activities:
Available-for-sale:
Proceeds from sales	—	152,775	37,390
Proceeds from maturities, calls and paydowns	57,985	56,273	39,614
Purchases	(131,376)	(130,584)	(297,334)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	152,486	2,494	1,937
Purchases	—	—	(50,575)
Proceeds from sales of other investments	5,960	2,812	1,054
Purchases of other investments	(7,407)	(944)	(91)
Purchases of bank-owned life insurance	(30,000)	—	—
Net increase in loans and leases	(469,247)	(213,591)	(558,387)
Proceeds from sale of fixed assets	4,698	682	1,460
Proceeds received from dissolved derivative instrument	—	—	940
Purchases of premises and equipment	(6,405)	(6,270)	(12,487)
Proceeds from sale of other real estate owned and other repossessed assets	3,084	1,113	542
Net cash paid from business combinations	—	—	(4,881)
Net cash used in investing activities	(420,222)	(135,240)	(840,818)
Cash flows from financing activities:
Net increase in deposits	418,696	190,887	55,630
Net (decrease) increase in securities sold under agreements to repurchase	(944)	303	(310)
Proceeds from borrowings	160,100	26,275	30,885
Repayment of borrowings	(166,600)	(30,775)	(76,300)
Cash dividends paid	(5,422)	(5,427)	(4,724)
Issuance of preferred stock of subsidiary - non-controlling interest, net of fees	113	—	—
Issuance of common stock	68	165	397
Restricted shares withheld for taxes	(223)	(57)	(206)
Repurchases of common stock	(2,967)	—	—
Net cash provided by financing activities	402,821	181,371	5,372
Net change in cash and cash equivalents	35,299	85,847	(778,653)
Cash and cash equivalents, beginning of period	352,271	266,424	1,045,077
Cash and cash equivalents, end of period	$387,570	$352,271	$266,424
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$113,665	$85,443	$21,356
Net cash paid during the period for income taxes	8,774	9,347	12,205
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	3,573	1,751	53
Acquisition of real estate through foreclosure	179	272	281
Acquisition of other repossessed assets	4,396	—	—
Financed sales of other repossessed assets	1,132	—	—
Transfer of securities from available-for-sale to held-to-maturity	—	—	162,378
Change in goodwill due to acquisition	—	—	4,580

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

During 2020 the Federal Reserve Bank suspended reserve requirements to provide relief related to the COVID-19 pandemic, thus the Bank did not have a reserve requirement at December 31, 2024 and 2023, respectively.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

December 31, 2024, 2023 and 2022

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.  Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.  As of December 31, 2024, and 2023, the accrued interest receivables for loans recorded in other assets were $14.2 million and $12.5 million, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

ACL – Off Balance Sheet Credit Exposures – The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure.  These primarily include undrawn portions of revolving lines of credit and standby letters of credit.  The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense.  Management has determined that all of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable.  As of December 31, 2024, and 2023, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $2.5 million and $2.4 million, respectively.  The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Consolidated Statement of Income.

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

December 31, 2024, 2023 and 2022

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

Leases:

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

December 31, 2024, 2023 and 2022

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

Revenue Recognition:

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

sustained upon examination. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more likely than not, based on the technical merits, the tax position will be realized or sustained upon examination.  The term ”more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also included resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgement.  The Company recognizes interest and penalties in income tax expense.  The Company files consolidated income tax returns with its subsidiaries. The Company has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

Operating Segments:

The Company, through the Bank, provides a broad range of financial services to individuals and companies through its offices in East and Middle Tennessee, Alabama and Florida. These services include, but not limited to, primary deposit products are interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans. The Company’s operations are managed, and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment. This single segment is the General Banking Unit.

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

In November 2024, FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, though early adoption is permitted. The Company is assessing ASU 2024-03, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.  ASU 2023-07 did not have an impact on the Company’s Consolidated Financial Statements.

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

December 31, 2024, 2023 and 2022

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the years ended December 31, 2024 and 2023, and 2022.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	2024	2023	2022
Basic earnings per share computation:
Net income available to common shareholders	$36,141	$28,593	$43,022
Average common shares outstanding – basic	16,768,956	16,805,068	16,740,450
Basic earnings per share	$2.16	$1.70	$2.57
Diluted earnings per share computation:
Net income available to common shareholders	$36,141	$28,593	$43,022
Average common shares outstanding – basic	16,768,956	16,805,068	16,740,450
Incremental shares from assumed conversions:
Stock options and restricted stock	106,500	106,117	130,919
Average common shares outstanding - diluted	16,875,456	16,911,185	16,871,369
Diluted earnings per common share	$2.14	$1.69	$2.55

Note 4. Securities

Available-for-Sale Securities (“AFS”), which include any security for which the Company has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

The amortized cost and fair value of securities AFS and HTM at December 31, 2024 and 2023 are summarized as follow (in thousands):

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$83,330	$—	$(7,104)	$76,226
U.S. Government-sponsored enterprises (GSEs)	38,917	453	(182)	39,188
Municipal securities	18,277	—	(587)	17,690
Other debt securities	41,321	252	(2,138)	39,435
Mortgage-backed securities (GSEs)	330,839	515	(21,565)	309,789
Total	$512,684	$1,220	$(31,576)	$482,328

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$48,112	$—	$(7,335)	$40,777
Municipal securities	51,652	—	(7,037)	44,615
Mortgage-backed securities (GSEs)	26,895	—	(4,207)	22,688
Total	$126,659	$—	$(18,579)	$108,080

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$84,307	$—	$(8,274)	$76,033
U.S. Government-sponsored enterprises (GSEs)	46,983	1,256	(146)	48,093
Municipal securities	18,616	135	(475)	18,276
Other debt securities	36,863	93	(3,887)	33,069
Mortgage-backed securities (GSEs)	254,288	588	(21,937)	232,939
Total	$441,057	$2,072	$(34,719)	$408,410

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Treasury	$150,066	$—	$(1,482)	$148,584
U.S. Government-sponsored enterprises (GSEs)	49,336	—	(7,143)	42,193
Municipal securities	52,680	—	(6,178)	46,502
Mortgage-backed securities (GSEs)	29,154	—	(3,895)	25,259
Total	$281,236	$—	$(18,698)	$262,538

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

At December 31, 2024 and 2023, securities with a carrying value totaling approximately $432.6 million and $358.3 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded gross realized gains of $64 thousand, $0, and $155 thousand, and gross realized losses of $0, $6.8 million, and $11 thousand, respectively.

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

	December 31, 2024
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$1,479	$1,430
Due from one year to five years	94,077	86,779
Due from five years to ten years	77,077	75,403
Due after ten years	9,212	8,927
	181,845	172,539
Mortgage-backed securities	330,839	309,789
Total	$512,684	$482,328

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	731	687
Due from five years to ten years	50,594	43,465
Due after ten years	48,439	41,240
	99,764	85,392
Mortgage-backed securities	26,895	22,688
Total	$126,659	$108,080

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale and securities held-to-maturity have been in a continuous unrealized loss position, as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$76,226	$(7,104)	9	$76,226	$(7,104)	9
U.S. Government-sponsored enterprises (GSEs)	9,069	(80)	4	4,813	(102)	4	13,882	(182)	8
Municipal securities	5,579	(59)	8	11,322	(528)	17	16,901	(587)	25
Other debt securities	4,425	(36)	3	28,294	(2,102)	24	32,719	(2,138)	27
Mortgage-backed securities (GSEs)	80,111	(939)	39	160,129	(20,626)	83	240,240	(21,565)	122
Total	$99,184	$(1,114)	54	$280,784	$(30,462)	137	$379,968	$(31,576)	191

	December 31, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$40,777	$(7,335)	13	$40,777	$(7,335)	13
Municipal securities	—	—	—	44,615	(7,037)	35	44,615	(7,037)	35
Mortgage-backed securities (GSEs)	—	—	—	22,688	(4,207)	5	22,688	(4,207)	5
Total	$—	$—	—	$108,080	$(18,579)	53	$108,080	$(18,579)	53

	December 31, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$76,033	$(8,274)	9	$76,033	$(8,274)	9
U.S. Government-sponsored enterprises (GSEs)	9,743	(137)	3	1,482	(9)	3	11,225	(146)	6
Municipal securities	2,786	(2)	2	9,849	(473)	17	12,635	(475)	19
Other debt securities	2,986	(17)	2	29,057	(3,870)	26	32,043	(3,887)	28
Mortgage-backed securities (GSEs)	16,401	(229)	8	176,351	(21,708)	88	192,752	(21,937)	96
Total	$31,916	$(385)	15	$292,772	$(34,334)	143	$324,688	$(34,719)	158

	December 31, 2023
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$148,584	$(1,482)	4	$148,584	$(1,482)	4
U.S. Government-sponsored enterprises (GSEs)	—	—	—	42,194	(7,143)	13	42,194	(7,143)	13
Municipal securities	—	—	—	46,500	(6,178)	35	46,500	(6,178)	35
Mortgage-backed securities (GSEs)	—	—	—	25,258	(3,895)	5	25,258	(3,895)	5
Total	$—	$—	—	$262,536	$(18,698)	57	$262,536	$(18,698)	57

For any securities classified as AFS that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

does not intend to sell those AFS securities that have an unrealized loss at December 31, 2024, and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of AFS securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with AFS securities at December 31, 2024, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to AFS securities at December 31, 2024.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s HTM portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. treasury securities in addition to U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The HTM state and municipal securities are general obligation bonds which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of December 31, 2024, continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At December 31, 2024, all debt securities classified as held-to-maturity were rated AA- or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses:

The Company adopted ASU 2016-13 on January 1, 2023, and based on the analysis of the underlying risk characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit losses related to AFS or HTM securities recorded during the year ended December 31, 2024, and 2023, because the ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2024, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	December 31,	December 31,
	2024	2023
Federal Reserve Bank stock	$9,045	$9,526
Federal Home Loan Bank stock	5,345	3,786
First National Bankers Bank stock	350	350
Total	$14,740	$13,662

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

Note 5. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	December 31,	December 31,
	2024	2023
Commercial real estate:
Non-owner occupied	$1,080,404	$940,789
Owner occupied	867,678	798,416
Consumer real estate	741,836	649,867
Construction and land development	361,735	327,185
Commercial and industrial	775,620	645,918
Leases	64,878	68,752
Consumer and other	14,189	13,535
Total loans and leases	3,906,340	3,444,462
Less: Allowance for credit losses	(37,423)	(35,066)
Loans and leases, net	$3,868,917	$3,409,396

The loan and lease portfolio is disaggregated into segments.  There are seven loan and lease portfolio segments that include commercial real estate non-owner occupied, commercial real estate owner occupied, consumer real estate, construction and land development, commercial and industrial, leases, and consumer and other.  Fees and costs of originating loans are deferred at origination and amortized over the life of the loan. At December 31, 2024 and 2023, net deferred loan origination fees exceeded deferred loan origination costs, resulting in a net reduction of loan balances totaling $5.9 million and $5.7 million, respectively.

The following describe risk characteristics relevant to each of the portfolio segments:

Commercial real estate loans for prior periods were broken out into non-owner occupied and owner occupied for presentation comparison.

Commercial Real Estate – Non-Owner Occupied: Commercial real estate loans for income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers are repaid from rent income derived from the properties. Loans within this portfolio segment are particularly sensitive to the valuation of real estate.

Commercial Real Estate - Owner Occupied: Commercial real estate loans to operating businesses are long-term financing of land and buildings where the owner occupies the property. These loans are repaid by cash flow generated from the business operation.

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

December 31, 2024, 2023 and 2022

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

Allowance for credit losses:

As described in Note 1 - Summary of Significant Accounting Policies, the Company adopted ASU 2016-13 on January 1, 2023.

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Year Ended December 31, 2024
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,846	$8,418	$7,249	$4,874	$6,924	$640	$115	$35,066
Charged-off loans and leases	—	—	—	(441)	(928)	(1,312)	(336)	(3,017)
Recoveries of charge-offs	—	36	4	—	159	8	101	308
Provision charged to expense (1)	126	(113)	1,102	(265)	2,397	1,583	236	5,066
Ending balance	$6,972	$8,341	$8,355	$4,168	$8,552	$919	$116	$37,423

(1)	In the provision charged to expense there was a provision of $87 thousand for unfunded commitments through the provision for credit losses not reflected in the year ended December 31, 2024.

	Year Ended December 31, 2023
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$5,694	$5,127	$4,028	$3,059	$3,997	$1,293	$136	$23,334
Impact of adopting ASU 2016-13	458	421	1,952	2,145	1,451	(683)	13	5,757
Purchased credit-deteriorated gross up	117	2,535	166	25	27	28	—	2,898
Charged-off loans and leases	—	—	(9)	—	(584)	(345)	(425)	(1,363)
Recoveries of charge-offs	—	6	53	25	396	—	205	685
Provision charged to expense (1)	577	329	1,059	(380)	1,637	347	186	3,755
Ending balance	$6,846	$8,418	$7,249	$4,874	$6,924	$640	$115	$35,066

(1)	In the provision charged to expense there was a release of $726 thousand for unfunded commitments through the provision for credit losses not reflected in the year ended December 31, 2023.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

	Year Ended December 31, 2022
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$5,611	$4,170	$3,454	$1,882	$3,781	$330	$124	$19,352
Charged-off loans and leases	—	—	(33)	—	(307)	(110)	(744)	(1,194)
Recoveries of charge-offs	—	6	564	—	184	194	210	1,158
Provision charged to expense	83	951	43	1,177	339	879	546	4,018
Ending balance	$5,694	$5,127	$4,028	$3,059	$3,997	$1,293	$136	$23,334

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for loan and lease losses for the years ended December 31, 2024, 2023 and 2022, were $5.1 million, $3.8 million and $4.0 million, respectively. As of December 31, 2024, and 2023, our allowance for credit losses was $37.4 million and $35.1 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.96% at December 31, 2024 and 1.02% at December 31, 2023.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

December 31, 2024, 2023 and 2022

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination (in thousands):

	December 31, 2024
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial real estate - non-owner occupied
Pass	$241,022	118,055	286,728	228,554	85,754	97,319	8,295	696	1,066,423
Watch	-	1,637	6,769	278	-	4,275	-	-	12,959
Special mention	-	-	-	-	-	-	-	-	-
Substandard	470	-	-	-	301	251	-	-	1,022
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	241,492	119,692	293,497	228,832	86,055	101,845	8,295	696	1,080,404
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate - owner occupied
Pass	145,848	$118,233	$275,328	$155,119	$62,755	$78,934	$12,368	$198	$848,783
Watch	1,451	2,814	2,398	1,251	1,676	364	744	-	10,698
Special mention	3,147	-	-	-	-	-	-	-	3,147
Substandard	-	332	-	3,303	305	365	745	-	5,050
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	150,446	121,379	277,726	159,673	64,736	79,663	13,857	198	867,678
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	151,786	105,416	154,956	82,463	47,122	61,844	131,267	2,099	736,953
Watch	-	81	-	109	258	420	1,241	-	2,109
Special mention	-	-	-	-	-	50	-	-	50
Substandard	184	-	61	311	-	1,854	314	-	2,724
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	151,970	105,497	155,017	82,883	47,380	64,168	132,822	2,099	741,836
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land development
Pass	199,160	74,200	51,438	6,146	2,168	9,562	12,392	89	355,155
Watch	2,477	-	105	3,015	-	-	-	-	5,597
Special mention	515	-	-	-	-	-	-	-	515
Substandard	262	-	-	68	-	138	-	-	468
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	202,414	74,200	51,543	9,229	2,168	9,700	12,392	89	361,735
YTD gross charge-offs	-	-	-	-	(441)	-	-	-	(441)

Commercial and industrial
Pass	130,898	128,646	133,782	43,299	17,716	26,933	282,695	3,239	767,208
Watch	103	107	119	2,807	-	-	2,865	14	6,015
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	40	455	1,657	129	46	9	61	2,397
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	131,001	128,793	134,356	47,763	17,845	26,979	285,569	3,314	775,620
YTD gross charge-offs	-	(618)	(235)	-	-	-	(29)	(46)	(928)

Leases
Pass	25,371	18,285	16,299	3,601	1,019	303	-	-	64,878
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	25,371	18,285	16,299	3,601	1,019	303	-	-	64,878
YTD gross charge-offs	(74)	(619)	(589)	(1)	(1)	(28)	-	-	(1,312)

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

	December 31, 2024
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Consumer and other
Pass	4,385	1,932	922	387	284	238	6,024	-	14,172
Watch	4	-	-	-	-	-	-	-	4
Special mention	-	-	-	-	-	-	-	-	-
Substandard	11	-	-	-	-	2	-	-	13
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	4,400	1,932	922	387	284	240	6,024	-	14,189
YTD gross charge-offs	(24)	(84)	(61)	(37)	(53)	(77)	-	-	(336)

Total loans
Pass	898,470	564,767	919,453	519,569	216,818	275,133	453,041	6,321	3,853,572
Watch	4,035	4,639	9,391	7,460	1,934	5,059	4,850	14	37,382
Special mention	3,662	-	-	-	-	50	-	-	3,712
Substandard	927	372	516	5,339	735	2,656	1,068	61	11,674
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$907,094	$569,778	$929,360	$532,368	$219,487	$282,898	$458,959	$6,396	$3,906,340
Total YTD gross charge-offs	$(98)	$(1,321)	$(885)	$(38)	$(495)	$(105)	$(29)	$(46)	$(3,017)

	December 31, 2023
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial real estate - non-owner occupied
Pass	$120,088	$293,053	$258,422	$107,359	$76,847	$42,345	$3,691	$4,320	$906,125
Watch	22,295	-	645	-	4,426	2,663	-	3,500	33,529
Special mention	-	-	-	-	-	-	-	-	-
Substandard	517	-	-	310	-	308	-	-	1,135
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	142,900	293,053	259,067	107,669	81,273	45,316	3,691	7,820	940,789
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate - owner occupied
Pass	117,022	285,174	175,083	74,015	57,648	63,970	11,441	2,370	786,723
Watch	-	1,267	1,305	921	-	263	-	-	3,756
Special mention	-	3,215	-	-	-	-	-	-	3,215
Substandard	386	-	3,932	-	282	122	-	-	4,722
Doubtful	-	-		-	-	-	-	-	-
Total commercial real estate - owner occupied	117,408	289,656	180,320	74,936	57,930	64,355	11,441	2,370	798,416
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	123,203	174,755	98,460	53,688	33,598	48,378	107,949	3,026	643,057
Watch	171	-	258	116	-	55	1,581	-	2,181
Special mention	-	-	-	-	-	53	-	-	53
Substandard	196	824	176	253	164	2,850	113	-	4,576
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	123,570	175,579	98,894	54,057	33,762	51,336	109,643	3,026	649,867
YTD gross charge-offs	-	-	-	-	-	(9)	-	-	(9)

Construction and land development
Pass	113,752	115,032	23,823	2,749	5,056	6,595	40,667	7,489	315,163
Watch	6,670	3,233	607	-	-	1	-	-	10,511
Special mention	437	-	-	-	-	-	-	-	437
Substandard	-	-	35	620	-	419	-	-	1,074
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	120,859	118,265	24,465	3,369	5,056	7,015	40,667	7,489	327,185
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	December 31, 2024
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$378	$—	$263	$641	$1,079,763	$1,080,404
Owner occupied	731	47	539	1,317	866,361	867,678
Consumer real estate	2,258	826	764	3,848	737,988	741,836
Construction and land development	523	—	—	523	361,212	361,735
Commercial and industrial	1,417	367	1,636	3,420	772,200	775,620
Leases	1,645	—	2,118	3,763	61,115	64,878
Consumer and other	96	24	18	138	14,051	14,189
Total	$7,048	$1,264	$5,338	$13,650	$3,892,690	$3,906,340

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

	December 31, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$—	$—	$571	$571	$940,218	940,789
Owner occupied	52	270	1,089	1,411	797,005	798,416
Consumer real estate	2,216	1,347	561	4,124	645,743	649,867
Construction and land development	631	—	620	1,251	325,934	327,185
Commercial and industrial	956	330	2,286	3,572	642,346	645,918
Leases	1,208	132	212	1,552	67,200	68,752
Consumer and other	80	9	98	187	13,348	13,535
Total	$5,143	$2,088	$5,437	$12,668	$3,431,794	$3,444,462

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at December 31, 2024, and 2023. Also presented is the balance of loans on nonaccrual status at December 31, 2024, and 2023, for which there was no related allowance for credit losses recorded (in thousands):

	December 31, 2024			December 31, 2023
	Total	Nonaccrual	Loans Past Due	Total	Nonaccrual	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	With No Allowance	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	for Credit Losses	Still Accruing
Commercial real estate:
Non-owner occupied	$514	$263	$—	$571	$263	$—
Owner occupied	906	539		1,473	1,089
Consumer real estate	1,995	752	—	2,647	1,562	—
Construction and land development	39	—	—	620	—	—
Commercial and industrial	1,820	—	144	2,480	160	—
Leases	2,433	—	—	140	—	72
Consumer and other	2	—	18	—	—	98
Total	$7,709	$1,554	$162	$7,931	$3,074	$170

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	December 31, 2024
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$733	$—	$733
Owner occupied	4,636		4,636
Consumer real estate	1,139	—	1,139
Construction and land development	262	—	262
Commercial and industrial	—	2,286	2,286
Leases	—	534	534
Consumer and other	—	—	—
Total	$6,770	$2,820	$9,590

	December 31, 2023
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$780	$—	$780
Owner occupied	4,375		4,375
Consumer real estate	2,756	—	2,756
Construction and land development	1,411	—	1,411
Commercial and industrial	—	1,018	1,018
Leases	—	—	—
Consumer and other	—	—	—
Total	$9,322	$1,018	$10,340

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

Impaired Loans and Leases

The following table details the average recorded investment, and the amount of interest income recognized on a cash basis for impaired loans at December 31, 2022, as determined under ASC 310 prior to the adoption of ASU 2016-13. A loan or lease held for investment is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the terms of the loan or lease agreement (in thousands):

	Year Ended December 31, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	122	—
Consumer real estate	1,728	94
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—
	1,850	94
Impaired loans and leases with a valuation allowance:
Commercial real estate:
Non-owner occupied	343	—
Owner occupied	—	—
Consumer real estate	52	—
Construction and land development	515	—
Commercial and industrial	19	—
Leases	—	—
Consumer and other	—	—
	929	—
PCI loans and leases:
Commercial real estate:
Non-owner occupied	702	57
Owner occupied	—	—
Consumer real estate	819	50
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	2	—
	1,523	107
Total impaired loans and leases	$4,302	$201

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2024, and 2023, respectively. (dollars in thousands):

			Payment Delay
	Payment	Term	and Term
Year ended December 31, 2024	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	301	—	301
Construction and land development	—	—	—	—
Commercial and industrial	—	24	—	24
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$325	$—	$325

			Payment Delay
	Payment	Term	and Term
Year ended December 31, 2023	Delay	Extension	Extension	Total
Commercial real estate:				$—
Non-owner occupied	$—	$2,492	$—	$2,492
Owner occupied	386	38	—	424
Consumer real estate	—	446	—	446
Construction and land development	—	690	—	690
Commercial and industrial	57	—	136	193
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$443	$3,666	$136	$4,245

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2024, and 2023, respectively (dollars in thousands):

	Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Year ended December 31, 2024	(in months)	Delay
Commercial real estate:
Non-owner occupied	—	$—
Owner occupied	—	—
Consumer real estate	63	—
Construction and land development	—	—
Commercial and industrial	38	—
Leases	—	—
Consumer and other	—	—

	Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Year ended December 31, 2023	(in months)	Delay
Commercial real estate:
Non-owner occupied	7	$—
Owner occupied	180	22
Consumer real estate	16	—
Construction and land development	8	—
Commercial and industrial	30	6
Leases	—	—
Consumer and other	—	—

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that defaulted during the year ended December 31, 2024.  No defaults for the year ended December 31, 2023. (dollars in thousands):

Payment Delay
	Payment	Term	and Term
Year ended December 31, 2024	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	60	—	60
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$60	$—	$60

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified in the last twelve months, (in thousands):

December 31, 2024
90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—
Owner occupied	—	—	—	—	—
Consumer real estate	168	—	—	134	302
Construction and land development	—	—	—	—	—
Commercial and industrial	14	—	—	9	23
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$182	$—	$—	$143	$325

Foreclosure Proceedings and Balances:

As of December 31, 2024, there were no residential real estate properties in which physical possession had been obtained and included within other real estate owned assets and two properties totaling $279 thousand at December 31, 2023. There were two residential real estate loans totaling $256 thousand in the process of foreclosure at December 31, 2024, and two for $1.2 million at December 31, 2023.

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

	2024	2023
Balance, beginning of year	$20,836	$14,246
Disbursements	3,619	8,653
Repayments	(2,557)	(2,063)
Balance, end of year	$21,898	$20,836

At December 31, 2024, the Company had pre-approved but unused lines of credit totaling approximately $8.1 million to related parties.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

Note 6. Premises and Equipment

A summary of premises and equipment at December 31, is as follows (in thousands):

	Useful Life	2024	2023
Land and land improvements	Indefinite	$20,973	$21,403
Building and leasehold improvements	15-40 years	73,539	71,582
Furniture, fixtures and equipment	3-7 years	25,999	24,301
Construction in progress		1,474	2,269
Total, gross		121,985	119,555
Accumulated depreciation		(30,892)	(26,592)
Total, net		$91,093	$92,963

At December 31, 2024 management estimates the cost necessary to complete the construction in progress will be approximately $214 thousand.

Depreciation and amortization expense relating to premises and equipment was $5.2 million, $5.1 million and $4.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill and Intangible Assets:

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The Company performs its annual goodwill impairment test as of December 31, of each year, and for 2024 the results of the qualitive assessment provided no indication of potential impairment. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

The Company’s other intangible assets consist of core deposit intangibles, insurance agency customer relationships and insurance agency tradename. They are initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, the insurance agency customer relationships are amortized over 14 years and the tradename is amortized over five years.

The carrying amount of goodwill at December 31, 2024, and 2023, was $96.1 million.

Other intangible assets as of the dates indicated is summarized below (in thousands):

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
December 31, 2024:
Beginning balance January 1, 2024, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(11,435)	(3,127)	(63)	(14,625)
Balance, December 31, 2024, other intangible assets, net	$6,035	$2,543	$-	$8,578

December 31, 2023:
Beginning balance January 1, 2023, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(9,758)	(2,379)	(63)	(12,200)
Balance, December 31, 2023, other intangible assets, net	$7,712	$3,291	$-	$11,003

The aggregate amortization expense for other intangibles assets for the year ended December 31, 2024, was $2.4 million, and for the years ended December 31, 2023, and 2022, was $2.6 million.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

The estimated aggregate amortization expense for future periods for other intangible assets is as follows (in thousands):

2025	$2,256
2026	2,086
2027	1,904
2028	1,139
2029	669
Thereafter	524
Total	$8,578

Note 8. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more was $302.8 million and $225.7 million at December 31, 2024 and 2023, respectively. At December 31, 2024, the scheduled maturities of time deposits are as follows (in thousands):

2025	$772,344
2026	48,273
2027	12,917
2028	7,869
2029	3,237
Thereafter	—
Total	$844,640

As of December 31, 2024, and 2023, there was a fair value adjustment of $39 thousand and $106 thousand, respectively, to time deposits as a result of business combinations.

From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as "related parties"). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits was $70.6 million and $85.0 million at December 31, 2024 and 2023, respectively.

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

At December 31, 2024 and 2023, the Company had securities sold under agreements to repurchase of $4.1 million and $5.1 million, respectively, with commercial checking customers which were secured by government agency securities. The average balance for 2024 and 2023 was $4.7 million and $5.1 million, respectively. The maximum month-end outstanding balance for 2024 and 2023 was $5.8 million and $6.1 million, respectively. The carrying value of investment securities pledged as collateral under repurchase agreements was $6.5 million and $7.6 million at December 31, 2024 and December 31, 2023, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

Federal Reserve Bank:

The Bank has agreements with the Federal Reserve Bank’s discount window to provide additional funding to the Bank. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans.

At December 31, 2024 and 2023, the funding capacity and loans secured for borrowings was as follows (in thousands):

	2024	2023
Maximum funding capacity	$427,811	$283,048
Borrowings	—	—
Additional funding capacity	$427,811	$283,048
Loans secured for borrowings	$537,368	$379,827

Federal Home Loan Bank Advances:

The Bank has agreements with the Federal Home Loan Bank of Cincinnati ("FHLB") that can provide advances to the Bank. All of the advances are secured by a blanket lien on qualifying first mortgages on 1-4 family residential and commercial properties and are pledged as collateral for these advances. There were no securities pledged to FHLB at December 31, 2024 and 2023.

At December 31, 2024 and 2023, the borrowing capacity and loans secured for advances was as follows (in thousands):

	2024	2023
Maximum borrowing capacity	$518,559	$573,888
FHLB advances	—	—
Standby letters of credit	(211,982)	(103,982)
Additional borrowing capacity	$306,577	$469,906
Loans secured for advances	$822,565	$809,707

The Company had no FHLB advances as of December 31, 2024 and 2023.

Federal Funds Purchased:

There were no federal funds purchased as of December 31, 2024, and 2023.

Line of Credit:

The Company has a revolving line of credit for an aggregate amount of $35.0 million at December 31, 2024, with a  maturity of February 1, 2025. On January 21, 2025, the maturity date was extended to May 1, 2025.  At December 31, 2024, and 2023, $4.0 million and $8.0 million, respectively, was outstanding under the line of credit.

Note 10. Subordinated Debt

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of December 31, 2024 and 2023. Unamortized debt issuance cost was $316 thousand and $401 thousand at December 31, 2024 and 2023, respectively.

The Notes initially bore interest at a rate of 5.625% per annum from and including September 28, 2018, to but excluding October 2, 2023, with interest during this period payable semi-annually in arrears. As of October 2, 2023, to but excluding the maturity date or early redemption date, the interest rate has, with the sunset of the London Inter-bank Offered Rate,

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

reset quarterly to an annual floating rate equal to three-month Chicago Mercantile Exchange published term Secured Overnight Financing Rate (“SOFR”), plus 281.161 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company, in whole or in part, on or after October 2, 2023, and at any time, in whole but not in part, upon the occurrence of certain events. The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes and mature on October 2, 2028.

The Notes debt issuance costs totaled $844 thousand and will be amortized through the Notes’ maturity date. Amortization expense totaled $84 thousand for each of the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

	Balance Sheet	December 31,	December 31,
	Location	2024	2023
Assets:
Operating lease right-of-use assets	Other assets	$11,951	$9,894
Liabilities:
Operating lease liabilities	Other liabilities	$12,472	$10,303

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

As of December 31, 2024, the weighted average remaining lease term was 10.41 years and the weighted average discount rate was 3.53%.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

The Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance. The following table represents lease costs and other lease information for the years ended December 31, (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Lease costs:
Operating lease costs	$1,919	$1,687	$1,633
Variable lease costs	88	117	100
Sublease income	(24)	—	—
Net lease cost	$1,983	$1,804	$1,733
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,810	$1,421	$1,562

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2024 were as follows (in thousands):

Amounts
2025	$1,725
2026	1,675
2027	1,469
2028	1,464
2029	1,398
Thereafter	7,650
Total future minimum lease payments	15,381
Amounts representing interest	(2,909)
Present value of net future minimum lease payments	$12,472

Net lease expense for the years ended December 31, 2024, 2023, and 2022, was $2.0 million, $1.8 million and $1.7 million, respectively.

The Company entered into two leasing arrangements for branch offices with companies that are wholly owned by a board of director’s immediate family. The Company has determined that these leasing arrangements were considered economically fair and in the best interest of the Company. For the years ended December 31, 2024, 2023, and 2022, the Company paid $165 thousand, $157 thousand and $150 thousand, respectively, for base rent payments.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

Note 12. Income Taxes

Income tax expense in the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022, includes the following (in thousands):

	2024	2023	2022
Current tax expense
Federal	$8,717	$5,632	$10,412
State	481	692	2,029
Deferred tax expense related to:
Federal	(380)	1,100	(407)
State	500	209	(148)
Total income tax expense	$9,318	$7,633	$11,886

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory income tax rate of 21%. The reasons for this difference are as follows (in thousands):

	2024	2023	2022
Federal income tax expense computed at the statutory rate	$9,546	$7,607	$11,531
State income taxes, net of federal tax benefit	775	712	1,486
Nondeductible acquisition expenses	—	—	1
Tax-exempt interest	(683)	(419)	(624)
Bank-owned life insurance	(521)	(413)	(389)
Tax benefit from stock options	(26)	(68)	(170)
Other	227	214	51
Total income tax expense	$9,318	$7,633	$11,886

The components of the net deferred tax asset, which are included in Other Assets in the consolidated balance sheets, as of December 31, 2024 and 2023, were as follows (in thousands):

	2024	2023
Deferred tax assets:
Allowance for loan losses	$9,029	$9,075
Unfunded commitments	636	618
Fair value adjustments	1,211	1,584
Unrealized losses on investment securities	7,969	8,514
Unrealized losses on hedges	274	508
Other real estate owned	13	9
Deferred compensation	1,758	1,132
Lease liability	3,204	2,667
Federal net operating loss carryforward	3,713	4,024
Other	1,502	1,992
Total deferred tax assets	29,309	30,123
Deferred tax liabilities:
Accumulated depreciation	2,384	2,451
Core deposit intangible	1,226	1,774
Right of use asset	3,071	2,561
Other	1,221	1,031
Total deferred tax liabilities	7,902	7,817
Net deferred tax asset	$21,407	$22,306

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

At December 31, 2024, the Company has a federal net operating loss carryforward recorded of approximately $17.7 million acquired with the acquisition of Sevier County Bancshares, Inc.  The net operating loss is subject to Section 382 limitations. The federal net operating loss will begin to expire in 2031. The income tax returns of the Company for 2023, 2022, and 2021 are subject to examination by the federal and state taxing authorities, generally for three years after they were filed.

Note 13. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the years ended December 2024, 2023, and 2022, was $1.9 million, $1.8 million and $1.6 million, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At December 31, 2024, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,595,020 Rights available for future grants or awards.

The Company’s 2015 Stock Incentive Plan has 10,148 Rights issued.

Stock Options:

A summary of the activity in these stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2022	32,045	$12.04
Granted	—	—
Exercised	(15,705)	10..47
Forfeited	—	—
Outstanding at December 31, 2023	16,340	13.55
Granted	—	—
Exercised	(6,192)	11.09
Forfeited	—	—
Outstanding at December 31, 2024	10,148	15.05

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

Information pertaining to options outstanding at December 31, 2024, is as follows:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.05	10,148	0.75 years	$15.05	10,148	$15.05

Outstanding, end of period	10,148	0.75 years	$15.05	10,148	$15.05

The Company did not recognize any stock option-based compensation expense for the year ended December 31, 2024, 2023 and 2022, respectively, as all stock options are fully vested. As of December 31, 2024, all options were fully vested and currently no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

The intrinsic value of options exercised during the year ended December 31, 2024 and 2023 was $69 thousand and $242 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2024, was $162 thousand. Cash received from options exercised under all share-based payment arrangements for the period ended December 31, 2024, was $68 thousand.

No options vested during the year ended December 31, 2024, and 2023, respectively. The income tax benefit recognized for the exercise of options during the periods ended December 31, 2024, 2023, and 2022 was $14 thousand, $55 thousand, and $209 thousand, respectively.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the year ended December 31, 2024 is presented below:

The following table summarizes activity relating to non-vested restricted stock awards:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Outstanding at December 31, 2022	129,836	$19.61
Granted	91,582	26.13
Exercised	(33,058)	22.24
Forfeited/expired	(16,590)	23.31
Outstanding at December 31, 2023	171,770	22.22
Granted	79,643	24.04
Exercised	(51,655)	21.78
Forfeited/expired	(3,899)	24.90
Outstanding at December 31, 2024	195,859	23.02

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

stock awards during the years ended December 31, 2024, 2023 and 2022, was $1.6 million, $1.4 million, and $1.3 million, respectively. As of December 31, 2024, there was $1.8 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 1.89 years. The grant-date fair value of restricted stock awards vested was $1.1 million for the year ended December 31, 2024.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

Stock Appreciation Rights ("SARs"):

When SARs are issued, they are assigned an exercisable price based on the closing stock price on the date of grant.  The SARs are recorded at fair market value and adjusted through salaries and employee benefits expense. The SAR’s will be settled through cash based on the difference of Company’s closing stock price on exercise date and original grant date stock price. SARs compensation expense of $25 thousand, ($70) thousand and $93 thousand was recognized for the years ended December 31, 2024, 2023, and 2022, respectively.  The credit adjustment for the year ended December 31, 2023, is related to the fair value evaluation of SARs.

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2022	36,000	$18.25
Granted	—	—
Exercised	(16,000)	15.19
Forfeited/Expired	—	—
Outstanding at December 31, 2023	20,000	20.70
Granted	—	—
Exercised	(20,000)	20.70
Forfeited/Expired	—	—
Outstanding at December 31, 2024	—	$—

As of December 31, 2024, all SARs have been exercised, and none are outstanding.

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

A summary of the Company's total contractual amount for all off-balance sheet commitments for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Commitments to extend credit	$828,755	$716,951
Standby letters of credit	23,246	7,611

At December 31, 2024, and 2023, the allowance for these off-balance sheet commitments, included in other liabilities in the consolidated balance sheet, was $2.5 million and $2.4 million, respectively. The expense (credit) related to the allowance for off-balance sheet commitments during the years ended December 31, 2024, 2023 and 2022, was $87 thousand, ($725) thousand and $15 thousand, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At December 31, 2024 and 2023, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant. The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on standby letters of credit for the years ended December 31, 2024, 2023 and 2022.

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

Note 15. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At December 31, 2024, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

During the years ended December 31, 2024 and 2023, the Bank paid $22.5 million and $10 million in dividends to the Company.  Since the fourth quarter of 2019, the Company has paid a quarterly common stock dividend.  During the years ended December 31, 2024, and 2023, the Company paid a quarterly common stock dividend of $0.08 in each year, respectively. The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at December 31, 2024 and 2023 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$470,635	11.10%	$339,044	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	254,283	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	190,712	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	413,616	8.29%	199,585	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$478,368	11.30%	$338,774	8.00%	$423,467	10.00%
Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	254,080	6.00%	338,774	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	190,560	4.50%	275,253	6.50%
Tier 1 Capital (to Average Assets)[2]	445,159	8.94%	199,214	4.00%	249,017	5.00%

December 31, 2023
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$448,050	11.80%	$303,658	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	227,744	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	385,795	10.16%	170,808	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	385,795	8.27%	186,672	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$456,134	12.02%	$303,680	8.00%	$379,600	10.00%
Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	227,760	6.00%	303,680	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	427,559	11.26%	170,820	4.50%	246,740	6.50%
Tier 1 Capital (to Average Assets)	427,559	9.18%	186,363	4.00%	232,954	5.00%
1	The prompt corrective action provisions are applicable at the Bank level only.
2	Average assets for the above calculations were based on the most recent quarter.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

Note 16. Concentrations of Credit Risk

The Company originates primarily commercial, residential, and consumer loans to customers in East and Middle Tennessee, Alabama, and Florida. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

Seventy-eight percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market areas. Commercial real estate, including commercial construction loans, represented 56% of the loan portfolio at December 31, 2024, and 2023, respectively. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of other real estate owned is susceptible to changes in real estate conditions in the Company’s primary market areas. The other concentrations of credit by type of loan are set forth in Note 5.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024:
Assets:
Securities available-for-sale:
U.S. Treasury	$76,226	$—	$76,226	$—
U.S. Government-sponsored enterprises (GSEs)	39,188	—	39,188	—
Municipal securities	17,690	—	17,690	—
Other debt securities	39,435	—	39,435	—
Mortgage-backed securities (GSEs)	309,789	—	309,789	—
Total securities available-for-sale	482,328	—	482,328	—

Derivative financial instruments and interest rate swap agreements	12,135	—	12,135	—
Total assets at fair value	$494,463	$—	$494,463	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,198	$—	$13,198	$—

December 31, 2023:
Assets:
Securities available-for-sale:
U.S. Treasury	$76,033	$—	$76,033	$—
U.S. Government-sponsored enterprises (GSEs)	48,093	—	48,093	—
Municipal securities	18,276	—	18,276	—
Other debt securities	33,069	—	33,069	—
Mortgage-backed securities (GSEs)	232,939	—	232,939	—
Total securities available-for-sale	408,410	—	408,410	—

Derivative financial instruments and interest rate swap agreements	12,821	—	12,821	—
Total assets at fair value	$421,231	$—	$421,231	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$14,807	$—	$14,807	$—

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, during the years ended December 31, 2024, and 2023, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024:
Collateral-dependent loans	$1,813	$—	$—	$1,813

December 31, 2023:
Collateral-dependent loans	$1,295	$—	$—	$1,295
Other real estate owned	279	—	—	279

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
December 31, 2024:
Collateral-dependent loans	$1,813	Appraisal	Appraisal discounts	68%

December 31, 2023:
Collateral-dependent loans	$1,295	Appraisal	Appraisal discounts	73%
Other real estate owned	279	Appraisal	Appraisal discounts	33%

Collateral dependent loans: A collateral dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on collateral dependent loans was $3.9 million and $3.5 million as of December 31, 2024, and 2023, respectively.

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

December 31, 2024, 2023 and 2022

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
December 31, 2024:
Assets:
Cash and cash equivalents	$387,570	$387,570	$—	$—	$387,570
Securities available-for-sale	482,328	—	482,328	—	482,328
Securities held-to-maturity	126,659	—	108,080	—	108,080
Other investments	14,740	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,874,913	—	—	3,768,452	3,768,452
Derivative financial instruments and interest rate swap agreements	12,135	—	12,135	—	12,135

Liabilities:
Noninterest-bearing demand deposits	965,552	—	965,552	—	965,552
Interest-bearing demand deposits	836,731	—	836,731	—	836,731
Money market and savings deposits	2,039,560	—	2,039,560	—	2,039,560
Time deposits	844,640	—	844,694	—	844,694
Borrowings	8,135	—	8,135	—	8,135
Subordinated debt	39,684	—	—	38,043	38,043
Derivative financial instruments and interest rate swap agreements	13,198	—	13,198	—	13,198

December 31, 2023:
Assets:
Cash and cash equivalents	$352,271	$352,271	$—	$—	$352,271
Securities available-for-sale	408,410	—	408,410	—	408,410
Securities held-to-maturity	281,236	—	262,538		262,538
Other investments	13,662	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,413,814	—	—	3,308,980	3,308,980
Derivative financial instruments and interest rate swap agreements	12,821	—	12,821	—	12,821

Liabilities:
Noninterest-bearing demand deposits	898,044	—	898,044	—	898,044
Interest-bearing demand deposits	1,006,915	—	1,006,915	—	1,006,915
Money market and savings deposits	1,812,427	—	1,812,427	—	1,812,427
Time deposits	550,468	—	548,397	—	548,397
Borrowings	13,078	—	13,078	—	13,078
Subordinated debt	42,099	—	—	39,822	39,822
Derivative financial instruments and interest rate swap agreements	14,807	—	14,807	—	14,807

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

December 31, 2024, 2023 and 2022

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
December 31, 2024:
Interest rate swap agreements - securities	Other liabilities	1.70	4.31%	SOFR	$51,507	$(224)

December 31, 2023:
Interest rate swap agreements - securities	Other liabilities	3.40	4.25%	SOFR	$27,050	$(536)

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

The effects of the Company’s fair value hedge relationships reported in interest income on taxable and tax-exempt AFS securities on the consolidated income statement were as follows (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Interest income on taxable securities	$19,750	$16,635	$—
Effects of fair value hedge relationships	401	30	—
Reported interest income on taxable securities	$20,151	$16,665	$—

	Year Ended
	December 31,
	2024	2023	2022
Interest income on tax-exempt AFS securities	$—	$—	$1,550
Effects of fair value hedge relationships	—	—	(336)
Reported interest income on tax-exempt AFS securities	$—	$—	$1,214

	Year Ended
	December 31,
Gain (loss) on fair value hedging relationship	2024	2023
Interest rate swap agreements - securities:
Hedged items	$(224)	$(536)
Derivative designated as hedging instruments	224	536
Carry amount of hedged assets - mortgage-backed securities	43,105	24,736

Derivatives Designated as Cash Flow Hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk. At inception, a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss). Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At December 31, 2024, the Company estimates that in the next 12 months an additional $8 thousand will be reclassified as a decrease in interest income and $280 thousand will be reclassified as an increase in interest expense.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

At December 31, 2024 and 2023, respectively, cash flow hedges are as follows (in thousands):

	December 31, 2024			December 31, 2023
	Balance Sheet	Notional	Estimated	Balance Sheet	Notional	Estimated
	Location	Amount	Fair Value	Location	Amount	Fair Value
Cash flow hedges:
Assets	Other liabilities	$100,000	$(559)	Other liabilities	$100,000	$(556)
Liabilities	Other liabilities	150,000	(280)	Other liabilities	150,000	(881)
Liabilities	Other assets	-	-	Other assets	25,000	7

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Year ended December 31, 2024
Interest rate swaps - Assets	$3	Interest income	$(681)
Interest rate swaps - Liabilities	(594)	Interest expense	679

Year ended December 31, 2023
Interest rate swaps - Assets	$(556)	Interest income	$(480)
Interest rate swaps - Liabilities	(874)	Interest expense	411

Year ended December 31, 2022
Interest rate swaps - Assets	$—	Interest income	$—
Interest rate swaps - Liabilities	(1,304)	Interest expense	—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Total interest income	$251,800	$218,523	$—
Effects of cash flow hedge relationships	(681)	(480)	—
Reported total interest income	$251,119	$218,043	$—

Total interest expense	$114,448	$88,374	$—
Effects of cash flow hedge relationships	(679)	(411)	—
Reported total interest expense	$113,769	$87,963	$—

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

Non-hedged derivatives:

The Company provides a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. An identical offsetting swap is entered into by the Company with a dealer bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. Since the income statement impact of the offsetting positions are limited, any changes in fair value are recognized as other noninterest income in the current period.

At December 31, 2024, and 2023, respectively, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	December 31, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$393,268	$12,135	$294,133	$12,813
Liabilities	393,268	(12,135)	294,133	(12,813)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income. Such fees were as follows (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Interest rate swap agreements	$1,843	$1,421	$2,162

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes. At December 31, 2024 and 2023, respectively, collateral totaling $150 thousand and $390 thousand, respectively, was pledged to the derivative counterparties to comply with collateral requirements.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

Note 19. Segment Information

The Company, through the Bank, provides a broad range of financial services to individuals and companies through its offices in East and Middle Tennessee, Alabama and Florida. These services include, but not limited to, primary deposit products are interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans. The Company’s operations are managed, and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment. This single segment is the General Banking Unit.

The Company’s chief operating decision maker (“CODM”) is the Executive Committee. The CODM includes the senior executive management team including the Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Accounting Officer, Chief People Officer, Chief Risk Officer, and Chief Banking Officer.

The CODM assesses performance of the General Banking Unit using a variety of figures, metrics and key performance indicators. However, the CODM primarily utilizes net income and net interest income to make business decisions. The CODM monitors these profitability measures at each meeting, and is regularly featured in various investor presentations, earnings releases, and other internal management reports. These performance and profitability measures influence business decisions and allocation of resources within the General Banking Unit.

The table below provides information about the General Banking Unit. The most significant expenses to the General Banking Unit are deposit and other borrowing interest expense as well as employee compensation (in thousands):

	Banking Segment
	Year Ended December 31,
	2024	2023	2022
Interest income	$251,119	$218,043	$158,834
Interest expense	113,769	87,963	21,333
Net interest income	137,350	130,080	137,501
Provision for credit losses	5,153	3,029	4,018
Net interest income after provision for credit losses	132,197	127,051	133,483
Noninterest income:
Service charges on deposit accounts	6,862	6,511	5,853
Loss on sale of securities	64	(6,801)	144
Mortgage banking	1,579	1,040	1,552
Investment services	5,945	5,105	4,144
Insurance commissions	5,696	4,684	3,595
Interchange and debit card transaction fees, net	5,277	5,457	5,435
Other	8,729	6,329	6,992
Total noninterest income	34,152	22,325	27,715
Noninterest expense:
Salaries and employee benefits	72,100	65,749	63,420
Occupancy and equipment	13,617	13,451	12,034
FDIC insurance	3,390	3,156	2,672
Other real estate and loan related expense	2,823	2,397	2,446
Advertising and marketing	1,321	1,342	1,293
Data processing and technology	9,930	9,235	7,283
Professional services	4,207	3,443	3,790
Amortization of intangibles	2,425	2,624	2,607
Merger related and restructuring expenses	—	110	562
Other	11,077	11,643	10,183
Total noninterest expense	120,890	113,150	106,290
Income before income tax expense	45,459	36,226	54,908
Income tax expense	9,318	7,633	11,886
Net income	$36,141	$28,593	$43,022

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

Note 20. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Year Ended December 31, 2024
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2023	$(23,818)	$(632)	$(397)	$(1,060)	$(25,907)

Other comprehensive income (loss)	1,515	—	528	438	2,481
Reclassification of amounts included in net income	(47)	98	(297)	1	(245)
Net other comprehensive income (loss) during period	1,468	98	231	439	2,236

Ending balance, December 31, 2024	$(22,350)	$(534)	$(166)	$(621)	$(23,671)

	Year Ended December 31, 2023
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2022	$(33,616)	$(742)	$—	$(966)	$(35,324)

Other comprehensive income (loss)	4,754	—	(397)	(145)	4,212
Reclassification of amounts included in net income	5,044	110	—	51	5,205
Net other comprehensive income (loss) during period	9,798	110	(397)	(94)	9,417

Ending balance, December 31, 2023	$(23,818)	$(632)	$(397)	$(1,060)	$(25,907)

	Year Ended December 31, 2022
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2021	$25	$665	$753	$—	$1,443

Other comprehensive income (loss)	(34,231)	(1,490)	(56)	(966)	(36,743)
Reclassification of amounts included in net income	590	83	(697)	—	(24)
Net other comprehensive income (loss) during period	(33,641)	(1,407)	(753)	(966)	(36,767)

Ending balance, December 31, 2022	$(33,616)	$(742)	$—	$(966)	$(35,324)

Note 21. Condensed Parent Information

CONDENSED BALANCE SHEETS

December 31, 2024 and 2023

(Dollars in thousands)

	2024	2023
ASSETS:
Cash	$3,064	$1,522
Investment in subsidiary	522,891	501,650
Other assets	9,482	7,890

Total assets	$535,437	$511,062

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$405	$1,077
Borrowings	4,000	8,000
Subordinated debt	39,684	42,099

Total liabilities	44,089	51,176

Shareholders’ equity	491,348	459,886

Total liabilities and shareholders’ equity	$535,437	$511,062

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
INCOME:
Dividends from SmartBank	$22,500	$10,000	$—
Interest income	9	—	—
Other income	—	—	—
Total income	22,509	10,000	—

EXPENSES:
Interest expense	3,924	3,597	2,962
Other operating expenses	1,029	937	1,017
Total expense	4,953	4,534	3,979

Income (loss) before equity in undistributed earnings of subsidiaries and income tax benefit	17,556	5,466	(3,979)
Income tax benefit	1,207	1,059	728
Income (loss) before equity in undistributed net income of subsidiaries	18,763	6,525	(3,251)
Equity in undistributed earnings of subsidiaries	17,378	22,068	46,273
Net income	$36,141	$28,593	$43,022
Comprehensive income (loss)	$38,377	$38,010	$6,255

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$36,141	$28,593	$43,022
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiary	(17,378)	(22,068)	(46,273)
Other assets	(1,591)	(1,726)	(544)
Other liabilities	(586)	340	(1,915)
Net cash provided by (used in) operating activities	16,586	5,139	(5,710)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—	—

Cash flows from financing activities:
Issuance of common stock	68	165	397
Restricted shares withheld for taxes	(223)	(57)	(206)
Proceeds from other borrowings	2,000	—	5,000
Repayment borrowings	(8,500)	(4,500)	—
Cash dividends paid	(5,422)	(5,427)	(4,724)
Repurchase of common stock	(2,967)	—	—
Net cash (used in) provided by financing activities	(15,044)	(9,819)	467

Net change in cash and cash equivalents	1,542	(4,680)	(5,243)

Cash and cash equivalents, beginning of year	1,522	6,202	11,445

Cash and cash equivalents, end of period	$3,064	$1,522	$6,202

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SmartFinancial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. SmartFinancial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2024. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, SmartFinancial’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of SmartFinancial’s management on internal control over financial reporting is set forth in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and is incorporated herein by reference.

Forvis Mazars, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting, and this report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Changes in Internal Controls

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 22, 2025 under the headings “Proposal One Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance and Board of Directors,” “Compensation of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company's Insider Trading Policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 22, 2025 under the headings, “Proposal One Election of the Directors” and “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 22, 2025 under the heading, “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes information concerning SmartFinancial’s equity compensation plans at December 31, 2024:

Number of
securities
	(a)		remaining
	Number of	Weighted	available for
	securities to be	average	future issuance
	issued upon	exercise price	(excluding securities
	exercise of	of outstanding	represented in
Plan category	outstanding options	options	column (a))
Equity compensation plans approved by security holders:
2015 Stock Incentive Plan	10,148	15.05	1,595,020
Total	10,148	$15.05	1,595,020

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 22, 2025 under the heading, “Proposal One Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 22, 2025 under the heading, “Proposal Two Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)      Financial Statements

The following report and consolidated financial statements of SmartFinancial and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firms (Forvis Mazars, LLP, Louisville, Kentucky, PCAOB ID 686)

Consolidated Balance Sheets as of December 31, 2024, and 2023

Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)     The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit Index

Exhibit No.	Description	Location

2.1	Asset Purchase Agreement, dated as of September 1, 2022, by and among Sunbelt Group, LLC, A. Mark Slater, Jr., and Rains Agency Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed September 9, 2022

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	Description of SmartFinancial Capital Stock	Filed herewith

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016

4.3	Form of Fixed-to-Floating Rate Subordinated Note due October 2, 2028	Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2018

10.1**	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2**	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.4	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.5**	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 8, 2017

10.6	Form of Subordinated Note Purchase Agreement dated September 28, 2018, for SmartFinancial, Inc. Fixed-to-Floating Rate Subordinate Notes due October 2, 2028	Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018

10.7**	Executive Change in Control Agreement with W. Miller Welborn, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 11, 2020

10.8**	Employment Agreement with William Y. Carroll, Jr., dated as of March 9, 2020	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 11, 2020

10.9**	Employment Agreement with Ronald J. Gorczynski, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 11, 2020

10.10	Loan and Security Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2020

10.11	Pledge Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 3, 2020

10.12	Second Amendment to Loan and Security Agreement, dated as of February 1, 2023, by and between SmartFinancial, Inc. and ServisFirst Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 6, 2023

10.13	Amended and Restated Revolving Note, dated as of February 1, 2023, by and between SmartFinancial, Inc., and ServisFirst Bank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 6, 2023

10.14	Extension Letter, dated as of January 21, 2025, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 24, 2025

19.1	SmartFinancial, Inc Insider Trading Policy	Filed herewith

21.1	SmartFinancial, Inc. List of Subsidiaries	Filed herewith

23.1	Consent of Forvis Mazars, LLP	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.1	Section 906 certification of Principal Executive Officer	Filed herewith

32.2	Section 906 certification of Principal Financial Officer	Filed herewith

97.1	SmartFinancial, Inc. Incentive Compensation Recovery Policy	Filed herewith

101.INS*	Inline XBRL Instance Document	Filed herewith

101.SCH*	Inline XBRL Taxonomy Extension Schema	Filed herewith

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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

SMARTFINANCIAL, INC.

Date: March 17, 2025	By:	/s/ William (“Billy”) Y. Carroll, Jr.
William (“Billy”) Y. Carroll, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William (“Billy”) Y. Carroll, Jr.	President and Chief Executive Officer and Director	March 17, 2025
William (“Billy”) Y. Carroll, Jr.
(Principal Executive Officer)

/s/ Ronald J. Gorczynski	Executive Vice President and Chief Financial Officer	March 17, 2025
Ronald J. Gorczynski
(Principal Financial Officer and Principal Accounting Officer)
/s/ Cathy G. Ackermann	Director	March 17, 2025
Cathy G. Ackermann

/s/ Victor L. Barrett	Director	March 17, 2025
Victor L. Barrett

/s/ William (“Bill”) Y. Carroll, Sr.	Director	March 17, 2025
William (“Bill”) Y. Carroll, Sr.

/s/ Ted C. Miller	Director	March 17, 2025
Ted C. Miller

/s/ David A. Ogle	Director	March 17, 2025
David A. Ogle

/s/ Steven B. Tucker	Director	March 17, 2025
Steven B. Tucker

/s/ Wesley M. (“Miller”) Welborn	Director	March 17, 2025
Wesley M. (“Miller”) Welborn

/s/ Keith E. Whaley	Director	March 17, 2025
Keith E. Whaley

/s/ Geoffrey A. Wolpert	Director	March 17, 2025
Geoffrey A. Wolpert