Form 10-Q
period 2025-03-31
SMARTFINANCIAL INC.
filed 2025-05-12
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes  ☐    No  ☒

As of May 09, 2025, there were 17,017,547 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	March 31,	December 31,
	2025	2024*
ASSETS:
Cash and due from banks	$58,313	$96,508
Interest-bearing deposits with banks	352,869	277,005
Federal funds sold	11,802	14,057
Total cash and cash equivalents	422,984	387,570
Securities available-for-sale, at fair value	499,445	482,328
Securities held-to-maturity, at amortized cost	125,576	126,659
Other investments	14,371	14,740
Loans held for sale	3,843	5,996
Loans and leases	3,992,207	3,906,340
Less: Allowance for credit losses	(38,175)	(37,423)
Loans and leases, net	3,954,032	3,868,917
Premises and equipment, net	90,708	91,093
Other real estate owned	144	179
Goodwill and other intangibles, net	104,154	104,723
Bank owned life insurance	116,805	115,917
Other assets	79,155	77,782
Total assets	$5,411,217	$5,275,904

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$884,294	$965,552
Interest-bearing demand	885,063	836,731
Money market and savings	2,131,828	2,039,560
Time deposits	907,474	844,640
Total deposits	4,808,659	4,686,483
Borrowings	7,610	8,135
Subordinated debt	39,705	39,684
Other liabilities	49,302	50,141
Total liabilities	4,905,276	4,784,443
Commitments and contingent liabilities - see Note 8	—	—
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 17,017,547 and 16,925,672 shares issued and outstanding, respectively	17,018	16,926
Additional paid-in capital	294,736	294,269
Retained earnings	213,721	203,824
Accumulated other comprehensive income (loss)	(19,647)	(23,671)
Total shareholders' equity attributable to SmartFinancial Inc. and Subsidiary	505,828	491,348
Non-controlling interest - preferred stock of subsidiary	113	113
Total shareholders' equity	505,941	491,461
Total liabilities and shareholders' equity	$5,411,217	$5,275,904

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Interest income:
Loans and leases, including fees	$57,762	$50,020
Securities:
Taxable	4,775	4,548
Tax-exempt	354	352
Federal funds sold and other earning assets	3,485	4,863
Total interest income	66,376	59,783
Interest expense:
Deposits	27,335	27,035
Borrowings	70	128
Subordinated debt	733	899
Total interest expense	28,138	28,062
Net interest income	38,238	31,721
Provision for credit losses	979	(440)
Net interest income after provision for credit losses	37,259	32,161
Noninterest income:
Service charges on deposit accounts	1,736	1,612
Mortgage banking	493	280
Investment services	1,769	1,380
Insurance commissions	1,412	1,103
Interchange and debit card transaction fees, net	1,220	1,253
Other	1,967	2,752
Total noninterest income	8,597	8,380
Noninterest expense:
Salaries and employee benefits	19,234	16,639
Occupancy and equipment	3,397	3,396
FDIC insurance	960	915
Other real estate and loan related expense	658	584
Advertising and marketing	382	302
Data processing and technology	2,657	2,465
Professional services	1,368	924
Amortization of intangibles	569	612
Other	3,071	2,716
Total noninterest expense	32,296	28,553
Income before income tax expense	13,560	11,988
Income tax expense	2,306	2,630
Net income	$11,254	$9,358
Earnings per common share:
Basic	$0.67	$0.56
Diluted	$0.67	$0.55
Weighted average common shares outstanding:
Basic	16,767,535	16,849,735
Diluted	16,872,097	16,925,408

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$11,254	$9,358
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	4,963	(3,107)
Tax effect	(1,282)	803
Amortization of unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity	30	35
Tax effect	(8)	(9)
Unrealized gains (losses) on securities available-for-sale, net of tax	3,703	(2,278)
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	(155)	420
Tax effect	40	(108)
Reclassification adjustment for realized losses (gains) included in net income	(1)	106
Tax effect	—	(27)
Unrealized gains (losses) on fair value hedged instruments arising during the period, net of tax	(116)	391
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	437	460
Tax effect	(112)	(119)
Reclassification adjustment for realized losses (gains) included in net income	151	38
Tax effect	(39)	(10)
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	437	369

Total other comprehensive income (loss)	4,024	(1,518)
Comprehensive income	$15,278	$7,840

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

(Dollars in thousands, except for share data)

					Accumulated	Non-controlling
					Other	Interest -
	Common Stock		Additional	Retained	Comprehensive	Preferred Stock
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	of Subsidiary	Total
Balance, December 31, 2023	16,988,879	$16,989	$295,699	$173,105	$(25,907)	$—	$459,886
Net income	—	—	—	9,358	—	—	9,358
Other comprehensive income	—	—	—	—	(1,518)	—	(1,518)
Common stock issued pursuant to:
Stock options exercised	4,500	4	39	—	—	—	43
Restricted stock, net of forfeitures	68,757	69	(69)	—	—	—	—
Restricted stock, withheld for taxes	(5,432)	(5)	(126)	—	—	—	(131)
Stock compensation expense	—	—	518	—	—	—	518
Common stock dividend ($0.08 per share)	—	—	—	(1,360)	—	—	(1,360)
Balance, March 31, 2024	17,056,704	$17,057	$296,061	$181,103	$(27,425)	$—	$466,796

Balance, December 31, 2024	16,925,672	$16,926	$294,269	$203,824	$(23,671)	$113	$491,461
Net income	—	—	—	11,254	—	—	11,254
Other comprehensive income	—	—	—	—	4,024	—	4,024
Common stock issued pursuant to:
Stock options exercised	4,203	4	59	—	—	—	63
Restricted stock, net of forfeitures	96,121	96	(96)	—	—	—	—
Restricted stock, withheld for taxes	(8,449)	(8)	(257)	—	—	—	(265)
Stock compensation expense	—	—	761	—	—	—	761
Common stock dividend ($0.08 per share)	—	—	—	(1,357)	—	—	(1,357)
Balance, March 31, 2025	17,017,547	$17,018	$294,736	$213,721	$(19,647)	$113	$505,941

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$11,254	$9,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,168	2,460
Amortization of intangible assets	569	612
Provision for credit losses	979	(440)
Stock compensation expense	761	518
Deferred income tax expense (benefit)	988	1,439
Increase in cash surrender value of bank-owned life insurance	(888)	(523)
Net losses from sale and write-downs of other real estate owned and other repossessed assets	84	—
Net gains from mortgage banking	(464)	(250)
Origination of loans held for sale	(4,758)	(10,825)
Proceeds from sales of loans held for sale	7,374	10,632
Net (gain) loss from sale/disposal of fixed assets	26	(1,373)
Net change in:
Accrued interest receivable	(106)	(64)
Accrued interest payable	1,188	(781)
Other assets	(1,696)	(1,616)
Other liabilities	(3,192)	(2,071)
Net cash provided by operating activities	14,287	7,076
Cash flows from investing activities:
Available-for-sale:
Proceeds from maturities, calls and paydowns	11,144	11,394
Purchases	(23,639)	(81,009)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	570	100,527
Proceeds from sales of other investments	1,041	—
Purchases of other investments	(797)	(205)
Net increase in loans and leases	(87,115)	(34,057)
Proceeds from sale of fixed assets	17	3,248
Purchases of premises and equipment	(929)	(2,914)
Proceeds from sale of other real estate owned and other repossessed assets	730	—
Net cash used in investing activities	(98,978)	(3,016)
Cash flows from financing activities:
Net increase in deposits	122,188	126,287
Net (decrease) increase in securities sold under agreements to repurchase	(524)	(1,229)
Repayment of borrowings	—	(2,000)
Cash dividends paid	(1,357)	(1,360)
Issuance of common stock	63	43
Restricted shares withheld for taxes	(265)	(131)
Net cash provided by financing activities	120,105	121,610
Net change in cash and cash equivalents	35,414	125,670
Cash and cash equivalents, beginning of period	387,570	352,271
Cash and cash equivalents, end of period	$422,984	$477,941
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$26,950	$28,843
Net cash paid during the period for income taxes	23	5
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	55	99
Acquisition of real estate through foreclosure	—	179
Acquisition of other repossessed assets	1,156	1,139
Financed sales of other repossessed assets	562	58

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed assets and deferred taxes, the fair value of financial instruments, goodwill, and the fair value of assets acquired, and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The following unaudited condensed financial statement notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

Recently Issued and Adopted Accounting Pronouncements:

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

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2024, as filed in its Annual Report on Form 10-K with the SEC. The following is a summary of recent authoritative pronouncements issued but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

items in certain categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. The guidance is effective for us the first annual period beginning after December 15, 2024, with first disclosure additions to be included in the 2025 Annual Report on Form 10K. The Company is assessing ASU 2023-09, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements.

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

Note 2. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the three months ended March 31, 2025, and March 31, 2024, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Basic earnings per share computation:
Net income available to common shareholders	$11,254	$9,358
Average common shares outstanding – basic	16,767,535	16,849,735
Basic earnings per share	$0.67	$0.56
Diluted earnings per share computation:
Net income available to common shareholders	$11,254	$9,358
Average common shares outstanding – basic	16,767,535	16,849,735
Incremental shares from assumed conversions:
Stock options and restricted stock	104,562	75,673
Average common shares outstanding - diluted	16,872,097	16,925,408
Diluted earnings per common share	$0.67	$0.55

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

The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM are summarized as follows (in thousands):

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$83,087	$—	$(5,944)	$77,143
U.S. Government-sponsored enterprises (GSEs)	37,828	398	(139)	38,087
Municipal securities	22,404	2	(633)	21,773
Other debt securities	41,313	310	(1,953)	39,670
Mortgage-backed securities (GSEs)	340,362	1,174	(18,764)	322,772
Total	$524,994	$1,884	$(27,433)	$499,445

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$47,802	$—	$(6,561)	$41,241
Municipal securities	51,382	—	(6,795)	44,587
Mortgage-backed securities (GSEs)	26,392	—	(3,659)	22,733
Total	$125,576	$—	$(17,015)	$108,561

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$83,330	$—	$(7,104)	$76,226
U.S. Government-sponsored enterprises (GSEs)	38,917	453	(182)	39,188
Municipal securities	18,277	—	(587)	17,690
Other debt securities	41,321	252	(2,138)	39,435
Mortgage-backed securities (GSEs)	330,839	515	(21,565)	309,789
Total	$512,684	$1,220	$(31,576)	$482,328

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$48,112	$—	$(7,335)	$40,777
Municipal securities	51,652	—	(7,037)	44,615
Mortgage-backed securities (GSEs)	26,895	—	(4,207)	22,688
Total	$126,659	$—	$(18,579)	$108,080

At March 31, 2025 and December 31, 2024, securities with a carrying value totaling approximately $453.0 million and $432.6 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the three months ended March 31, 2025, and 2024, there were no gross gains or gross losses related to the sale of investment securities.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost and estimated fair value of securities at March 31, 2025, by contractual maturity for non-mortgage-backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$1,480	$1,432
Due from one year to five years	93,801	87,781
Due from five years to ten years	75,999	74,539
Due after ten years	13,352	12,921
	184,632	176,673
Mortgage-backed securities	340,362	322,772
Total	$524,994	$499,445

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	6,925	6,340
Due from five years to ten years	44,071	38,191
Due after ten years	48,188	41,297
	99,184	85,828
Mortgage-backed securities	26,392	22,733
Total	$125,576	$108,561

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities AFS and HTM have been in a continuous unrealized loss position (in thousands):

	March 31, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$77,143	$(5,944)	9	$77,143	$(5,944)	9
U.S. Government-sponsored enterprises (GSEs)	3,775	(27)	2	7,005	(112)	5	10,780	(139)	7
Municipal securities	8,811	(187)	7	11,920	(446)	18	20,731	(633)	25
Other debt securities	2,458	(16)	2	28,428	(1,937)	24	30,886	(1,953)	26
Mortgage-backed securities (GSEs)	40,064	(602)	23	173,162	(18,162)	86	213,226	(18,764)	109
Total	$55,108	$(832)	34	$297,658	$(26,601)	142	$352,766	$(27,433)	176

	March 31, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$41,240	$(6,561)	13	$41,240	$(6,561)	13
Municipal securities	—	—	—	44,586	(6,795)	35	44,586	(6,795)	35
Mortgage-backed securities (GSEs)	—	—	—	22,733	(3,659)	5	22,733	(3,659)	5
Total	$—	$—	—	$108,559	$(17,015)	53	$108,559	$(17,015)	53

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$76,226	$(7,104)	9	$76,226	$(7,104)	9
U.S. Government-sponsored enterprises (GSEs)	9,069	(80)	4	4,813	(102)	4	13,882	(182)	8
Municipal securities	5,579	(59)	8	11,322	(528)	17	16,901	(587)	25
Other debt securities	4,425	(36)	3	28,294	(2,102)	24	32,719	(2,138)	27
Mortgage-backed securities (GSEs)	80,111	(939)	39	160,129	(20,626)	83	240,240	(21,565)	122
Total	$99,184	$(1,114)	54	$280,784	$(30,462)	137	$379,968	$(31,576)	191

	December 31, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$40,777	$(7,335)	13	$40,777	$(7,335)	13
Municipal securities	—	—	—	44,615	(7,037)	35	44,615	(7,037)	35
Mortgage-backed securities (GSEs)	—	—	—	22,688	(4,207)	5	22,688	(4,207)	5
Total	$—	$—	—	$108,080	$(18,579)	53	$108,080	$(18,579)	53

For any securities classified as AFS that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those AFS securities that have an unrealized loss at March 31, 2025, and it is not likely that they will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of AFS securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with available-for-sale securities at March 31, 2025, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2025.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s HTM portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. Treasury securities in addition to U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The HTM state and municipal securities are primarily general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of March 31, 2025, continue to perform as scheduled and we do not believe an allowance for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity.  At March 31, 2025, all debt securities classified as held-to-maturity were rated A+ or higher by the ratings agencies.  Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses (“ACL”)

There were no past due or nonaccrual AFS or HTM securities at March 31, 2025, or December 31, 2024.  Accrued interest receivable is excluded from the estimate of credit losses and based on the analysis of the underlying risk characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit losses

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

related to AFS or HTM securities recorded during the three months ended March 31, 2025, and 2024, respectively, because the ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.  As of March 31, 2025, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	March 31,	December 31,
	2025	2024
Federal Reserve Bank stock	$9,581	$9,045
Federal Home Loan Bank stock	4,440	5,345
First National Bankers Bank stock	350	350
Total	$14,371	$14,740

Note 4. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	March 31,	December 31,
	2025	2024
Commercial real estate:
Non-owner occupied	$1,117,392	$1,080,404
Owner occupied	885,396	867,678
Consumer real estate	784,602	741,836
Construction and land development	357,393	361,735
Commercial and industrial	768,454	775,620
Leases	64,208	64,878
Consumer and other	14,762	14,189
Total loans and leases	3,992,207	3,906,340
Less: Allowance for credit losses	(38,175)	(37,423)
Loans and leases, net	$3,954,032	$3,868,917

The loan and lease portfolio is disaggregated into segments. There are seven loan and lease portfolio segments which include commercial real estate, consumer real estate, construction and land development, commercial and industrial, leases, and consumer and other.

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

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Three Months Ended March 31, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,972	$8,341	$8,355	$4,168	$8,552	$919	$116	$37,423
Charged-off loans and leases	—	—	—	—	(59)	(190)	(83)	(332)
Recoveries of charge-offs	—	2	—	200	23	—	16	241
Provision charged to expense (1)	354	72	333	(214)	112	113	73	843
Ending balance	$7,326	$8,415	$8,688	$4,154	$8,628	$842	$122	$38,175

	Three Months Ended March 31, 2024
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,846	$8,418	$7,249	$4,874	$6,924	$640	$115	$35,066
Charged-off loans and leases	—		(107)	(441)	(201)	(77)	(94)	(920)
Recoveries of charge-offs	—	2	79	—	26	—	28	135
Provision charged to expense (2)	(392)	(31)	25	271	(108)	94	63	(78)
Ending balance	$6,454	$8,389	$7,246	$4,704	$6,641	$657	$112	$34,203

(1)	In the provision expense in the consolidated statements of income there was a provision of $136 thousand unfunded commitments through the provision for credit losses not reflected in the three months ended March 31, 2025.
(2)	In the provision expense in the consolidated statements of income was a release of $362 thousand of unfunded commitments through the provision for credit losses not reflected in the three months ended March 31, 2024.

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for loan and lease losses for the three months ended March 31, 2025, and 2024, is $843 thousand and ($78) thousand, respectively. As of March 31, 2025, and December 31, 2024, our allowance for credit losses was $38.2 million and $37.4 million, respectively, which we deemed to be adequate at each of

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.96% at March 31, 2025, and December 31, 2024.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Commercial real estate - non-owner occupied
Pass	$53,205	$226,470	$149,212	$282,735	$201,690	$165,639	$7,738	$-	$1,086,689
Watch	-	-	1,637	6,730	17,079	4,262	-	-	29,708
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	457	-	-	-	538	-	-	995
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	53,205	226,927	150,849	289,465	218,769	170,439	7,738	-	1,117,392
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate - owner occupied
Pass	27,394	140,755	120,316	267,078	152,868	143,217	13,138	-	864,766
Watch	1,212	4,571	5,847	1,160	-	2,318	1,565	-	16,673
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	317	-	3,282	358	-	-	3,957
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	28,606	145,326	126,480	268,238	156,150	145,893	14,703	-	885,396
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	38,021	159,445	103,193	161,951	80,163	98,765	138,128	199	779,865
Watch	-	-	80	-	108	1,173	1,210	-	2,571
Special mention	-	-	-	-	-	49	-	-	49
Substandard	-	180	49	60	176	1,379	273	-	2,117
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	38,021	159,625	103,322	162,011	80,447	101,366	139,611	199	784,602
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land development
Pass	32,958	224,927	32,461	38,274	7,345	11,037	6,762	2,762	356,526
Watch	-	-	-	103	208	-	-	-	311
Special mention	-	493	-	-	-	-	-	-	493
Substandard	-	-	-	-	63	-	-	-	63
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	32,958	225,420	32,461	38,377	7,616	11,037	6,762	2,762	357,393
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	27,650	123,138	119,560	125,587	39,447	41,519	282,370	-	759,271
Watch	-	943	116	105	2,899	-	2,844	-	6,907
Special mention	-	-	-	-	-	-	-	-	-
Substandard	23	9	37	455	1,520	175	57	-	2,276
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	27,673	124,090	119,713	126,147	43,866	41,694	285,271	-	768,454
YTD gross charge-offs	-	-	(29)	(30)	-	-	-	-	(59)

Leases
Pass	6,852	23,268	15,438	14,838	2,829	983	-	-	64,208
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	6,852	23,268	15,438	14,838	2,829	983	-	-	64,208
YTD gross charge-offs	-	(54)	(133)	(3)	-	-	-	-	(190)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2025
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Consumer and other
Pass	1,421	3,607	1,580	819	394	460	6,407	-	14,688
Watch	-	8	-	-	-	-	60	-	68
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	6	-	-	-	-	-	6
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	1,421	3,615	1,586	819	394	460	6,467	-	14,762
YTD gross charge-offs	-	(35)	(12)	(6)	(3)	(27)	-	-	(83)

Total loans
Pass	187,501	901,610	541,760	891,282	484,736	461,620	454,543	2,961	3,926,013
Watch	1,212	5,522	7,680	8,098	20,294	7,753	5,679	-	56,238
Special mention	-	493	-	-	-	49	-	-	542
Substandard	23	646	409	515	5,041	2,450	330	-	9,414
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$188,736	$908,271	$549,849	$899,895	$510,071	$471,872	$460,552	$2,961	$3,992,207
Total YTD gross charge-offs	$-	$(89)	$(174)	$(39)	$(3)	$(27)	$-	$-	$(332)

	December 31, 2024
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial real estate - non-owner occupied
Pass	$241,022	$118,055	$286,728	$228,554	$85,754	$97,319	$8,295	$696	$1,066,423
Watch	-	1,637	6,769	278	-	4,275	-	-	12,959
Special mention	-	-	-	-	-	-	-	-	-
Substandard	470	-	-	-	301	251	-	-	1,022
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	241,492	119,692	293,497	228,832	86,055	101,845	8,295	696	1,080,404
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate - owner occupied
Pass	145,848	118,233	275,328	155,119	62,755	78,934	12,368	198	848,783
Watch	1,451	2,814	2,398	1,251	1,676	364	744	-	10,698
Special mention	3,147	-	-	-	-	-	-	-	3,147
Substandard	-	332	-	3,303	305	365	745	-	5,050
Doubtful	-	-		-	-	-	-	-	-
Total commercial real estate - owner occupied	150,446	121,379	277,726	159,673	64,736	79,663	13,857	198	867,678
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	151,786	105,416	154,956	82,463	47,122	61,844	131,267	2,099	736,953
Watch	-	81	-	109	258	420	1,241	-	2,109
Special mention	-	-	-	-	-	50	-	-	50
Substandard	184	-	61	311	-	1,854	314	-	2,724
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	151,970	105,497	155,017	82,883	47,380	64,168	132,822	2,099	741,836
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land development
Pass	199,160	74,200	51,438	6,146	2,168	9,562	12,392	89	355,155
Watch	2,477	-	105	3,015	-	-	-	-	5,597
Special mention	515	-	-	-	-	-	-	-	515
Substandard	262	-	-	68	-	138	-	-	468
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	202,414	74,200	51,543	9,229	2,168	9,700	12,392	89	361,735
YTD gross charge-offs	-	-	-	-	(441)	-	-	-	(441)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	March 31, 2025
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$98	$614	$263	$975	$1,116,417	$1,117,392
Owner occupied	1,308	358	539	2,205	883,191	885,396
Consumer real estate	2,673	82	892	3,647	780,955	784,602
Construction and land development	19	—	—	19	357,374	357,393
Commercial and industrial	1,104	491	2,078	3,673	764,781	768,454
Leases	2,485	394	2,259	5,138	59,070	64,208
Consumer and other	59	78	35	172	14,590	14,762
Total	$7,746	$2,017	$6,066	$15,829	$3,976,378	$3,992,207

	December 31, 2024
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$378	$—	$263	$641	$1,079,763	1,080,404
Owner occupied	731	47	539	1,317	866,361	867,678
Consumer real estate	2,258	826	764	3,848	737,988	741,836
Construction and land development	523	—	—	523	361,212	361,735
Commercial and industrial	1,417	367	1,636	3,420	772,200	775,620
Leases	1,645	—	2,118	3,763	61,115	64,878
Consumer and other	96	24	18	138	14,051	14,189
Total	$7,048	$1,264	$5,338	$13,650	$3,892,690	$3,906,340

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at March 31, 2025, and December 31, 2024. Also presented is the balance of loans on nonaccrual status at March 31, 2025 and December 31, 2024, for which there was no related allowance for credit losses is recorded (in thousands):

	March 31, 2025			December 31, 2024
	Total	Nonaccrual	Loans Past Due	Total	Nonaccrual	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	With No Allowance	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	for Credit Losses	Still Accruing
Commercial real estate:
Non-owner occupied	$504	$263	$—	$514	$263	$—
Owner occupied	891	539	—	906	539	—
Consumer real estate	1,364	175	—	1,995	752	—
Construction and land development	36	—	—	39	—	—
Commercial and industrial	2,436	—	148	1,820	—	144
Leases	2,387	—	—	2,433	—	—
Consumer and other	6	—	35	2	—	18
Total	$7,624	$977	$183	$7,709	$1,554	$162

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	March 31, 2025
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$720	$—	$720
Owner occupied	3,563		3,563
Consumer real estate	462	—	462
Construction and land development	—	—	—
Commercial and industrial	—	2,149	2,149
Leases	—	—	—
Consumer and other	—	—	—
Total	$4,745	$2,149	$6,894

	December 31, 2024
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$733	$—	$733
Owner occupied	4,636		4,636
Consumer real estate	1,139	—	1,139
Construction and land development	262	—	262
Commercial and industrial	—	2,286	2,286
Leases	—	534	534
Consumer and other	—	—	—
Total	$6,770	$2,820	$9,590

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 and 2024, respectively. (dollars in thousands):

Payment Delay
	Payment	Term	and Term
Three Months Ended March 31, 2025	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	23	—	23
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$23	$—	$23

Payment Delay
	Payment	Term	and Term
Three Months Ended March 31, 2024	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	200	—	200
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$200	$—	$200

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024, respectively. (dollars in thousands):

Weighted-Average
Term
Extension
Three Months Ended March 31, 2025	(in months)
Commercial real estate:
Non-owner occupied	—
Owner occupied	—
Consumer real estate	—
Construction and land development	—
Commercial and industrial	36
Leases	—
Consumer and other	—

Weighted-Average
Term
Extension
Three Months Ended March 31, 2024	(in months)
Commercial real estate:
Non-owner occupied	—
Owner occupied	3
Consumer real estate	—
Construction and land development	—
Commercial and industrial	—
Leases	—
Consumer and other	—

No loan modifications made to borrowers experiencing financial difficulty defaulted during the three months ended March 31, 2025, and 2024, respectively.

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified in the last twelve months, (in thousands):

March 31, 2025
90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—
Owner occupied	—	—	—	—	—
Consumer real estate	166	—	—	130	296
Construction and land development	—	—	—	—	—
Commercial and industrial	12	—	—	32	44
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$178	$—	$—	$162	$340

Foreclosure Proceedings and Balances:

As of March 31, 2025, there was no residential real estate property secured by real estate included in other real estate owned and there were two residential real estate loans totaling $129 thousand in the process of foreclosure.

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

The Company’s other intangible assets consist of core deposit intangibles and customer relationship intangibles. They are initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, the insurance agency customer relationships are amortized over 14 years and the leasing company’s client list is amortized over eight years.

The carrying amount of goodwill at March 31, 2025, and December 31, 2024, was $96.1 million.

Other intangible assets as of the dates indicated is summarized below (in thousands):

	Core Deposit	Customer Relationships
Amortized other intangible assets:	Intangibles	Intangibles	Total
March 31, 2025:
Beginning balance January 1, 2024, gross	$17,470	$5,670	$23,140
Less: accumulated amortization	(11,845)	(3,286)	(15,131)
Balance, March 31, 2025, other intangible assets, net	$5,625	$2,384	$8,009

December 31, 2024:
Beginning balance January 1, 2024, gross	$17,470	$5,670	$23,140
Less: accumulated amortization	(11,435)	(3,127)	(14,562)
Balance, December 31, 2024, other intangible assets, net	$6,035	$2,543	$8,578

The aggregate amortization expense for other intangible assets for the three months ended March 31, 2025, and 2024, was $569 thousand and $612 thousand, respectively.

As of March 31, 2025, the estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2025	$1,686
2026	2,086
2027	1,904
2028	1,139
2029	669
Thereafter	525
Total	$8,009

Note 6. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At March 31, 2025, total borrowings were $7.6 million compared to $8.1 million at December 31, 2024.  Borrowings consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Securities sold under customer repurchase agreements	$3,610	$4,135
Other borrowings	4,000	4,000
Total	$7,610	$8,135

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $6.4 million and $6.5 million at March 31, 2025 and December 31, 2024, respectively. The average balance of repurchase agreements during the three-month period ended March 31, 2025, and 2024 was $4.2 million and $4.8 million, respectively.  The maximum month-end outstanding balance for the three-month period ended March 31, 2025, and 2024 was $4.5 million and $5.3 million, respectively.

Other Borrowings:

The Company has a revolving line of credit for an aggregate amount of $35 million, at March 31, 2025, with a maturity of May 1, 2025.  On May 1, 2025, the maturity date was extended to May 1, 2027.  At March 31, 2025, and December 31, 2024, $4.0 million was outstanding under the line of credit.

Subordinated Debt:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which were outstanding as of March 31, 2025 and December 31, 2024. Unamortized debt issuance cost was $295 thousand and $316 thousand at March 31, 2025 and December 31, 2024, respectively.

The Notes initially bore interest at a rate of 5.625% per annum from and including September 28, 2018, to but excluding October 2, 2023, with interest during this period payable semi-annually in arrears. As of October 2, 2023, to but excluding the maturity date or early redemption date, the interest rate has, with the sunset of the London Inter-bank Offered Rate, reset quarterly to an annual floating rate equal to three-month Chicago Mercantile Exchange published term Secured Overnight Financing Rate (“SOFR”), plus 281.161 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company, in whole or in part, on or after October 2, 2023, and at any time, in whole but not in part, upon the occurrence of certain events. The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

The Notes’ unamortized debt issuance costs totaled $295 thousand at March 31, 2025 and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand for the three months ended March 31, 2025, and 2024, respectively.

Note 7. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three months ending March 31, 2025, and 2024, was $561 thousand and $500 thousand, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s board of directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

awards (collectively referred to herein as "Rights"). At March 31, 2025, the Company’s 2015 Stock Incentive Plan had expired, and no future grants or awards are available under this plan.  The Company is seeking approval of a new incentive plan at its upcoming Annual Meeting on May 22, 2025.

The Company’s 2015 Stock Incentive Plan has 5,945 Rights issued.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2024	10,148	15.05
Granted	—	—
Exercised	(4,203)	15.05
Forfeited	—	—
Outstanding at March 31, 2025	5,945	$15.05

Information pertaining to stock options outstanding at March 31, 2025, is as follows:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.05	5,945	0.50 years	$15.05	5,945	$15.05

Outstanding, end of period	5,945	0.50 years	$15.05	5,945	$15.05

The Company did not recognize any stock option-based compensation expense during the three months ended March 31, 2025, and 2024, respectively, as all stock options issued are fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plan.

Stock options of 4,203 and 4,500 shares were exercised during the three-month periods ended March 31, 2025, and 2024, respectively.  The income tax benefit recognized for the exercise of options during the three months ended March 31, 2025, and 2024, was $3 thousand and $14 thousand, respectively.

The intrinsic value of options exercised during the three months ended March 31, 2025, and 2024, was $77 thousand and $54 thousand, respectively.  The aggregate intrinsic value of total options outstanding and exercisable options at March 31, 2025, was $95 thousand. Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2025, was $63 thousand.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended March 31, 2025, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Outstanding at December 31, 2024	195,859	23.02
Granted	97,408	35.19
Vested	(52,970)	21.91
Forfeited/expired	(1,287)	24.55
Outstanding at March 31, 2025	239,010	$28.22

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three months ended March 31, 2025, and 2024, was $761 thousand and $518 thousand, respectively. As of March 31, 2025, there was $4.2 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.85 years. The grant-date fair value of restricted stock awards vested was $1.2 million for the three months ended March 31, 2025.

Stock Appreciation Rights (“SARs”):

At March 31, 2025, there are no outstanding SARs.

SARs compensation expense of $0 thousand and ($56) thousand was recognized for the three-month periods ended March 31, 2025, and 2024, respectively. The credit in expense for the three month period ending March 31, 2024, was due to adjustments related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Commitments to extend credit	$844,513	$828,755
Standby letters of credit	23,577	23,246

At March 31, 2025, and December 31, 2024, the allowance for credit losses for these off-balance sheet commitments was $2.6 million and $2.5 million, respectively. The expense (credit) related to the allowance for credit losses for off-balance sheet commitments during the three months ended March 31, 2025, and 2024, was $136 thousand and ($362) thousand, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At March 31, 2025, and December 31, 2024, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025:
Assets:
Securities available-for-sale:
U.S. Treasury	$77,143	$—	$77,143	$—
U.S. Government-sponsored enterprises (GSEs)	38,087	—	38,087	—
Municipal securities	21,773	—	21,773	—
Other debt securities	39,670	—	39,670	—
Mortgage-backed securities (GSEs)	322,772	—	322,772	—
Total securities available-for-sale	499,445	—	499,445	—

Derivative financial instruments and interest rate swap agreements	12,081	—	12,081	—
Total assets at fair value	$511,526	$—	$511,526	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$12,711	$—	$12,711	$—

December 31, 2024:
Assets:
Securities available-for-sale:
U.S. Treasury	$76,226	$—	$76,226	$—
U.S. Government-sponsored enterprises (GSEs)	39,188	—	39,188	—
Municipal securities	17,690	—	17,690	—
Other debt securities	39,435	—	39,435	—
Mortgage-backed securities (GSEs)	309,789	—	309,789	—
Total securities available-for-sale	482,328	—	482,328	—

Derivative financial instruments and interest rate swap agreements	12,135	—	12,135	—
Total assets at fair value	$494,463	$—	$494,463	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,198	$—	$13,198	$—

During the three months ending March 31, 2025, and twelve months ended December 31, 2024, there were no transfers between Level 1 and Level 2 or into our out of Level 3 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025:
Collateral-dependent loans	$760	$—	$—	$760
Other real estate owned	144	—	—	144

December 31, 2024:
Collateral-dependent loans	$1,813	$—	$—	$1,813

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
March 31, 2025:
Collateral-dependent loans	$760	Appraisal	Appraisal discounts	42%
Other real estate owned	144	Appraisal	Appraisal discounts	10%

December 31, 2024:
Collateral-dependent loans	$1,813	Appraisal	Appraisal discounts	68%

Collateral-dependent loans: A collateral-dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on all collateral-dependent loans was $3.8 and $3.9 million as of March 31, 2025, and December 31, 2024.

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
March 31, 2025:
Assets:
Cash and cash equivalents	$422,984	$422,984	$—	$—	$422,984
Securities available-for-sale	499,445	—	499,445	—	499,445
Securities held-to-maturity	125,576	—	108,561	—	108,561
Other investments	14,371	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,957,875	—	—	3,861,402	3,861,402
Derivative financial instruments and interest rate swap agreements	12,081	—	12,081	—	12,081

Liabilities:
Noninterest-bearing demand deposits	884,294	—	884,294	—	884,294
Interest-bearing demand deposits	885,063	—	885,063	—	885,063
Money market and savings deposits	2,131,828	—	2,131,828	—	2,131,828
Time deposits	907,474	—	908,490	—	908,490
Borrowings	7,610	—	7,610	—	7,610
Subordinated debt	39,705	—	—	38,374	38,374
Derivative financial instruments and interest rate swap agreements	12,711	—	12,711	—	12,711

December 31, 2024:
Assets:
Cash and cash equivalents	$387,570	$387,570	$—	$—	$387,570
Securities available-for-sale	482,328	—	482,328	—	482,328
Securities held-to-maturity	126,659	—	108,080		108,080
Other investments	14,740	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,874,913	—	—	3,768,452	3,768,452
Derivative financial instruments and interest rate swap agreements	12,135	—	12,135	—	12,135

Liabilities:
Noninterest-bearing demand deposits	965,552	—	965,552	—	965,552
Interest-bearing demand deposits	836,731	—	836,731	—	836,731
Money market and savings deposits	2,039,560	—	2,039,560	—	2,039,560
Time deposits	844,640	—	844,694	—	844,694
Borrowings	8,135	—	8,135	—	8,135
Subordinated debt	39,684	—	—	38,043	38,043
Derivative financial instruments and interest rate swap agreements	13,198	—	13,198	—	13,198

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
March 31, 2025:
Interest rate swap agreements - securities	Other liabilities	1.45	4.31%	SOFR	$51,507	$(380)

December 31, 2024:
Interest rate swap agreements - securities	Other liabilities	1.70	4.31%	SOFR	$51,507	$(224)

The effects of the Company’s fair value hedge relationships reported in interest income on taxable securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Interest income on taxable securities	$4,774	$4,442
Effects of fair value hedge relationships	1	106
Reported interest income on taxable securities	$4,775	$4,548

	Three Months Ended
	March 31,
Gain (loss) on fair value hedging relationship	2025	2024
Interest rate swap agreements - securities:
Hedged items	$(380)	$(9)
Derivative designated as hedging instruments	380	9
Carry amount of hedged assets - mortgage-backed securities	48,115	48,507

Derivatives designated as cash flow hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk.  At inception, a statistical regression analysis is prepared to determine hedge effectiveness.  At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately.  The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss).  Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At March 31, 2025, the Company estimates that in the next 12 months an additional $0 thousand will be reclassified in interest income and $79 thousand will be reclassified as an increase in interest expense.

At March 31, 2025 and December 31, 2024, cash flow hedges are as follows (in thousands):

	March 31, 2025			December 31, 2024
	Balance Sheet	Notional	Estimated	Balance Sheet	Notional	Estimated
	Location	Amount	Fair Value	Location	Amount	Fair Value
Cash flow hedges:
Assets	Other liabilities	$100,000	$(171)	Other liabilities	$100,000	$(559)
Liabilities	Other liabilities	150,000	(79)	Other liabilities	150,000	(280)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Three Months Ended March 31, 2025
Interest rate swaps - Assets	$387	Interest income	$13
Interest rate swaps - Liabilities	201	Interest expense	(164)

Three Months Ended March 31, 2024
Interest rate swaps - Assets	$(1,221)	Interest income	$(204)
Interest rate swaps - Liabilities	189	Interest expense	(242)

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Total interest income	$66,363	$59,987
Effects of cash flow hedge relationships	13	(204)
Reported total interest income	$66,376	$59,783

Total interest expense	$27,974	$28,304
Effects of cash flow hedge relationships	164	(242)
Reported total interest expense	$28,138	$28,062

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. Since the income statement impact of the offsetting positions is limited, any changes in fair value are recognized as other noninterest income in the current period.

At March 31, 2025 and December 31, 2024, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	March 31, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$422,429	$12,081	$393,268	$12,135
Liabilities	422,429	(12,081)	393,268	(12,135)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Interest rate swap agreements	$457	$113

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At March 31, 2025, and December 31, 2024, collateral totaling $150 was pledged to the derivative counterparties to comply with collateral requirements.

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

	Balance Sheet	March 31,	December 31,
	Location	2025	2024
Assets:
Operating lease right-of-use assets	Other assets	$11,627	$11,951
Liabilities:
Operating lease liabilities	Other liabilities	$12,242	$12,472

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value of the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

As of March 31, 2025, the weighted average remaining lease term was 10.25 years and the weighted average discount rate was 3.56%.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Lease costs:
Operating lease costs	$481	$451
Variable lease costs	16	30
Sublease income	(24)	—
Net lease cost	$473	$481
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$385	$421

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2025, were as follows (in thousands):

Amounts
Remainder of 2025	$1,354
2026	1,695
2027	1,489
2028	1,469
2029	1,398
Thereafter	7,648
Total future minimum lease payments	15,053
Amounts representing interest	(2,811)
Present value of net future minimum lease payments	$12,242

Note 12. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Rules”) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the Basel III Rules, a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1 (“CET1”), and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

sufficient to satisfy the fully phased-in conservation buffer. At March 31, 2025, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the “well capitalized” regulatory classification.

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

During the three months ended March 31, 2025, the Bank paid $3.0 million in dividends to the Company, and the Company has paid a quarterly common stock dividend of $0.08 per share.  The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Regulatory Capital Levels:

Actual and required capital levels at March 31, 2025, and December 31, 2024 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$482,054	11.18%	$345,052	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	422,107	9.79%	258,789	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	422,107	9.79%	194,092	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	422,107	8.16%	206,893	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$489,149	11.35%	$344,766	8.00%	$430,957	10.00%
Tier 1 Capital (to Risk Weighted Assets)	453,025	10.51%	258,574	6.00%	344,766	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	453,025	10.51%	193,931	4.50%	280,122	6.50%
Tier 1 Capital (to Average Assets)[2]	453,025	8.76%	206,750	4.00%	258,437	5.00%

December 31, 2024
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$470,635	11.10%	$339,044	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	254,283	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	190,712	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	413,616	8.29%	199,585	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$478,368	11.30%	$338,774	8.00%	$423,467	10.00%
Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	254,080	6.00%	338,774	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	190,560	4.50%	275,253	6.50%
Tier 1 Capital (to Average Assets)	445,159	8.94%	199,214	4.00%	249,017	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), presented net of tax, were as follows (in thousands):

	Three Months Ended March 31, 2025
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2024	$(22,350)	$(534)	$(166)	$(621)	$(23,671)

Other comprehensive income (loss)	3,681	—	(115)	325	3,891
Reclassification of amounts included in net income	—	22	(1)	112	133
Net other comprehensive income (loss) during period	3,681	22	(116)	437	4,024

Ending balance, March 31, 2025	$(18,669)	$(512)	$(282)	$(184)	$(19,647)

	Three Months Ended March 31, 2024
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2023	$(23,818)	$(632)	$(397)	$(1,060)	$(25,907)

Other comprehensive income (loss)	(2,304)	—	312	341	(1,651)
Reclassification of amounts included in net income	—	26	79	28	133
Net other comprehensive income (loss) during period	(2,304)	26	391	369	(1,518)

Ending balance, March 31, 2024	$(26,122)	$(606)	$(6)	$(691)	$(27,425)

Note 14. Segment Information

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

The CODM assesses the performance of the General Banking Unit using a variety of figures, metrics and key performance indicators. However, the CODM primarily utilizes net income and net interest income to make business decisions. The CODM monitors these profitability measures at each meeting, and is regularly featured in various investor presentations, earnings releases, and other internal management reports. These performance and profitability measures influence business decisions and the allocation of resources within the General Banking Unit.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below provides information about the General Banking Unit. The most significant expenses to the General Banking Unit are deposit and other borrowing interest expense as well as employee compensation (in thousands):

	Banking Segment
	Three Months Ended March 31,
	2025	2024
Interest income	$66,376	$59,783
Interest expense	28,138	28,062
Net interest income	38,238	31,721
Provision for credit losses	979	(440)
Net interest income after provision for credit losses	37,259	32,161
Noninterest income:
Service charges on deposit accounts	1,736	1,612
Mortgage banking	493	280
Investment services	1,769	1,380
Insurance commissions	1,412	1,103
Interchange and debit card transaction fees, net	1,220	1,253
Other	1,967	2,752
Total noninterest income	8,597	8,380
Noninterest expense:
Salaries and employee benefits	19,234	16,639
Occupancy and equipment	3,397	3,396
FDIC insurance	960	915
Other real estate and loan related expense	658	584
Advertising and marketing	382	302
Data processing and technology	2,657	2,465
Professional services	1,368	924
Amortization of intangibles	569	612
Other	3,071	2,716
Total noninterest expense	32,296	28,553
Income before income tax expense	13,560	11,988
Income tax expense	2,306	2,630
Net income	$11,254	$9,358

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this Quarterly Report on Form 10-Q (this “report”) and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Tennessee), including the effects of inflationary pressures, changes in interest rates, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	adverse developments in the banking industry and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business;

●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market, including as a result of increased remote working, which may be exacerbated by recent developments in generative artificial intelligence;
●	results of examinations by our primary regulators, the TDFI, the Federal Reserve, and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, as well as legislative, tax and regulatory changes that impact the money supply and inflation;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	changes in accounting principles, policies, or guidelines;
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to our corporate responsibility strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit; and

●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Critical Accounting Estimates

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate.  The most significant accounting policies we follow are presented in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements.  These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no other significant changes in the Company’s application of critical accounting policies since December 31, 2024.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the first quarter of 2025:

●	Net income totaled $11.3 million, or $0.67 per diluted common share, during the first quarter of 2025 compared to $9.4 million, or $0.55 per diluted common share, for the same period in 2024.
●	Annualized return on average assets for the three months ended March 31, 2025, and 2024 was 0.87% and 0.77%, respectively.
●	Net organic loan and lease increased year-to-date for 2025, with net loans and leases increasing $85.1 million from December 31, 2024.
●	Deposit growth of $122.2 million from December 31, 2024.

Selected Financial Information

The following is a summary of certain financial information for the three-month periods ended March 31, 2025, and 2024 and as of March 31, 2025, and December 31, 2024 (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024	Change
Income Statement:
Interest income	$66,376	$59,783	$6,593
Interest expense	28,138	28,062	76
Net interest income	38,238	31,721	6,517
Provision for credit losses	979	(440)	1,419
Net interest income after provision for credit losses	37,259	32,161	5,098
Noninterest income	8,597	8,380	217
Noninterest expense	32,296	28,553	3,743
Income before income taxes	13,560	11,988	1,572
Income tax expense	2,306	2,630	(324)
Net income	$11,254	$9,358	$1,896

Per Share Data:
Basic income per common share	$0.67	$0.56	$0.11
Diluted income per common share	$0.67	$0.55	$0.12

Performance Ratios:
Return on average assets	0.87%	0.77%	0.10%
Return on average shareholders' equity	9.17%	8.16%	1.01%

	March 31,	December 31,
	2025	2024	Change
Balance Sheet:
Loans and leases, net	$3,954,032	$3,868,917	$85,115
Deposits	4,808,659	4,686,483	122,176

Analysis of Results of Operations

First quarter of 2025 compared to 2024

Net income was $11.3 million, or $0.67 per diluted common share, for the first quarter of 2025, compared to $9.4 million, or $0.55 per diluted common share, for the first quarter of 2024.  For the three months ended March 31, 2025, when compared to the comparable period in 2024, the increase in net income of $1.9 million was due to an increase in net interest income after provision for loan and lease losses of $5.1 million and noninterest income of $217 thousand, offset by an increase in noninterest expense of $3.7 million and a decrease in income tax expense of $324 thousand.  The tax equivalent net interest margin was 3.21% for the first quarter of 2025, compared to 2.85% for the first quarter of 2024. Noninterest income to average assets was 0.66% for the first quarter of 2025, decreasing from 0.69% for the first quarter of 2024. Noninterest expense to average assets increased to 2.48% in the first quarter of 2025, from 2.35% in the first quarter of 2024.

Net Interest Income and Yield Analysis

First quarter of 2025 compared to 2024

Net interest income, taxable equivalent, increased to $38.6 million for the first quarter of 2025, up from $31.8 million for the first quarter of 2024. Net interest income increased due to higher loan and lease balances, higher yields on these assets, and lower cost of interest-bearing libailities.  Average interest-earning assets increased from $4.50 billion for the first quarter of 2024, to $4.87 billion for the first quarter of 2025, primarily from the increase in our average loan and lease balances, which was offset by decreases in average securities and average cash balances. Over this period, average loan and lease balances increased by $483.2 million and average interest-bearing deposits increased by $349.1 million.  Average securities decreased by $66.0 million, average federal funds sold and other interest earning assets decreased by $46.9 million, average borrowings decreased by $3.0 million and noninterest-bearing deposits increased by $11.2 million. The tax equivalent net interest margin increased to 3.21% for the first quarter of 2025, compared to 2.85% for the first quarter of 2024. The yield on earning assets increased from 5.36% for the first quarter of 2024, to 5.56% for the first quarter of

2025, primarily due the deployment of excess cash and cash equivalents into loans and leases. The cost of average interest-bearing deposits decreased from 3.16% for the first quarter of 2024, to 2.92% for the first quarter of 2025, primarily due to the decrease in rates by the Federal Reserve.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2025			2024
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$3,941,295	$58,008	5.97%	$3,458,109	$50,020	5.82%
Taxable securities	555,914	4,775	3.48%	620,805	4,548	2.95%
Tax-exempt securities[2]	63,085	448	2.88%	64,161	445	2.79%
Federal funds sold and other earning assets	306,966	3,485	4.60%	353,913	4,863	5.53%
Total interest-earning assets	4,867,260	66,716	5.56%	4,496,988	59,876	5.36%
Noninterest-earning assets	405,860			380,231
Total assets	$5,273,120			$4,877,219

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$846,823	3,743	1.79%	$996,147	6,060	2.45%
Money market and savings deposits	2,064,134	15,065	2.96%	1,904,855	16,149	3.41%
Time deposits	880,933	8,527	3.93%	541,792	4,826	3.58%
Total interest-bearing deposits	3,791,890	27,335	2.92%	3,442,794	27,035	3.16%
Borrowings	8,220	70	3.45%	11,245	128	4.58%
Subordinated debt	39,692	733	7.49%	42,107	899	8.59%
Total interest-bearing liabilities	3,839,802	28,138	2.97%	3,496,146	28,062	3.23%
Noninterest-bearing deposits	884,078			872,840
Other liabilities	51,260			47,085
Total liabilities	4,775,140			4,416,071
Shareholders' equity	497,980			461,148
Total liabilities and shareholders’ equity	$5,273,120			$4,877,219
Net interest income, taxable equivalent		$38,578			$31,814
Interest rate spread			2.59%			2.13%
Tax equivalent net interest margin			3.21%			2.85%

Percentage of average interest-earning assets to average interest-bearing liabilities			126.76%			128.63%
Percentage of average equity to average assets			9.44%			9.46%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $246 thousand and $0 thousand for the three months ended March 31, 2025, and 2024, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $94 thousand and $93 thousand for the three months ended March 31, 2025, and 2024, respectively.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Service charges on deposit accounts	$1,736	$1,612	$124
Mortgage banking	493	280	213
Investment services	1,769	1,380	389
Insurance commissions	1,412	1,103	309
Interchange and debit card transaction fees, net	1,220	1,253	(33)
Other	1,967	2,752	(785)
Total noninterest income	$8,597	$8,380	$217

First quarter of 2025 compared to 2024

Noninterest income increased by $217 thousand during the first quarter of 2025 compared to the same period in 2024. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in investment services, related to organic growth;
●	Increase in insurance commissions, related to increased contingency fees; and
●	Decrease in other, primarily related to the $1.3 million gain on sale of a former branch building in first quarter of 2024.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Salaries and employee benefits	$19,234	$16,639	$2,595
Occupancy and equipment	3,397	3,396	1
FDIC insurance	960	915	45
Other real estate and loan-related expense	658	584	74
Advertising and marketing	382	302	80
Data processing and technology	2,657	2,465	192
Professional services	1,368	924	444
Amortization of intangibles	569	612	(43)
Other	3,071	2,716	355
Total noninterest expense	$32,296	$28,553	$3,743

First quarter of 2025 compared to 2024

Noninterest expense increased by $3.7 million in the first quarter of 2025 as compared to the same period in 2024. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to increased salaries from franchise growth; and
●	Increase in professional services, primarily related to additional auditing fees.

Taxes

First quarter of 2025 compared to 2024

In the first quarter of 2025 income tax expense totaled $2.3 million compared to $2.6 million in the first quarter of 2024. The effective tax rate was approximately 17.01% in the first quarter of 2025 compared to 21.94% in the first quarter of 2024.  The decrease is primarily related to the Banks’s Real Estate Investment Trust.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding of approximately $3.95 billion at March 31, 2025, compared to $3.87 billion at December 31, 2024. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

The following table summarizes the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	March 31,	Gross	December 31,	Gross
	2025	Total	2024	Total
Commercial real estate:
Non-owner occupied	$1,117,392	27.9%	$1,080,404	27.5%
Owner occupied	885,396	22.2%	867,678	22.2%
Consumer real estate	784,602	19.7%	741,836	19.0%
Construction and land development	357,393	9.0%	361,735	9.3%
Commercial and industrial	768,454	19.2%	775,620	19.9%
Leases	64,208	1.6%	64,878	1.7%
Consumer and other	14,762	0.4%	14,189	0.4%
Total loans and leases	3,992,207	100.0%	3,906,340	100.0%
Less: Allowance for credit losses	(38,175)		(37,423)
Loans and leases, net	$3,954,032		$3,868,917

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at March 31, 2025, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate:
Non-owner occupied	$63,469	$805,771	$219,117	$29,035	$1,117,392	$550,798	$503,125
Owner occupied	35,439	468,954	357,427	23,576	885,396	450,640	399,317
Consumer real estate-mortgage	44,818	267,123	98,037	374,624	784,602	285,346	454,438
Construction and land development	86,425	162,512	57,062	51,394	357,393	98,538	172,430
Commercial and industrial	289,525	385,555	70,615	22,759	768,454	341,051	137,878
Leases	2,521	61,687	—	—	64,208	61,687	—
Consumer and other	9,305	5,092	334	31	14,762	5,180	277
Total loans and leases	$531,502	$2,156,694	$802,592	$501,419	$3,992,207	$1,793,240	$1,667,465

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases, as a percentage of total gross loans and leases, net of deferred fees, was 0.20% as of March 31, 2025, and December 31, 2024, respectively. Total nonperforming assets, as a percentage of total assets, was 0.19% as of March 31, 2025, and December 31, 2024, respectively.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days, and 90 days or more past due, excluding nonaccrual loans for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
March 31, 2025
Commercial real estate:
Non-owner occupied	$1,117,392	$471	0.04%	$-	-	$471	0.04%
Owner occupied	885,396	1,665	0.19	-	-	1,665	0.19
Consumer real estate	784,602	2,691	0.34	-	-	2,691	0.34
Construction and land development	357,393	19	0.01	-	-	19	0.01
Commercial and industrial	768,454	1,558	0.20	148	0.02	1,706	0.22
Leases	64,208	1,131	1.76	-	-	1,131	1.76
Consumer and other	14,762	132	0.89	35	0.24	167	1.13
Total	$3,992,207	$7,667	0.19	$183	-	$7,850	0.20

December 31, 2024
Commercial real estate:
Non-owner occupied	$1,080,404	$378	0.03%		$-%	$378	0.03%
Owner occupied	867,678	411	0.05		-	411	0.05
Consumer real estate	741,836	2,748	0.37	-	-	2,748	0.37
Construction and land development	361,735	523	0.14	-	-	523	0.14
Commercial and industrial	775,620	1,745	0.22	144	0.02	1,889	0.24
Leases	64,878	1,453	2.24	-	-	1,453	2.24
Consumer and other	14,189	118	0.83	18	0.13	136	0.96
Total	$3,906,340	$7,376	0.19	$162	-	$7,538	0.19

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	March 31, 2025			December 31, 2024
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate:
Non-owner occupied	$1,117,392	$504	0.05%	$1,080,404	$514	0.05%
Owner occupied	885,396	891	0.10	867,678	906	0.10
Consumer real estate	784,602	1,364	0.17	741,836	1,995	0.27
Construction and land development	357,393	36	0.01	361,735	39	0.01
Commercial and industrial	768,454	2,436	0.32	775,620	1,820	0.23
Leases	64,208	2,387	3.72	64,878	2,433	3.75
Consumer and other	14,762	6	0.04	14,189	2	0.01
Total	$3,992,207	$7,624	0.19	$3,906,340	$7,709	0.20

Allowance for credit losses to nonaccrual loans		500.72%			485.45%

Allocation of the Allowance for Credit Losses

We maintain the allowance at a level that we deem appropriate to adequately cover change in the loan and lease portfolio. Our provision for credit losses for loans and leases for the three months ended March 31, 2025, is $843 thousand compared to ($78) thousand in the same period of 2024, an increase of $921 thousand.  As of March 31, 2025, and December 31, 2024, our allowance for credit losses was $38.2 million and $37.4 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for credit loss as a percentage of total loans and leases was 0.96% at March 31, 2025, and December 31, 2024.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
March 31, 2025
Commercial real estate:
Non-owner occupied	$7,326	27.9%	$1,117,392	0.66%
Owner occupied	8,415	22.2	885,396	0.95
Consumer real estate	8,688	19.7	784,602	1.11
Construction and land development	4,154	9.0	357,393	1.16
Commercial and industrial	8,628	19.2	768,454	1.12
Leases	842	1.6	64,208	1.31
Consumer and other	122	0.4	14,762	0.83
Total	$38,175	100.0%	$3,992,207	0.96

December 31, 2024
Commercial real estate:
Non-owner occupied	$6,972	27.5%	$1,080,404	0.65%
Owner occupied	8,341	22.2	867,678	0.96
Consumer real estate	8,355	19.0	741,836	1.13
Construction and land development	4,168	9.3	361,735	1.15
Commercial and industrial	8,552	19.9	775,620	1.10
Leases	919	1.7	64,878	1.42
Consumer and other	116	0.4	14,189	0.82
Total	$37,423	100.0%	$3,906,340	0.96

The allowance associated with the individually evaluated loans and leases were approximately $3.8 million at March 31, 2025, compared to $3.9 million at December 31, 2024.

Analysis of the Allowance for Credit Losses

The following is a summary of changes in the allowance for credit losses for the periods presented including the ratio of the allowance for credit losses to total loans and leases as of the end of each period (dollars in thousands):

				Ratio of Net (charge-offs)
	Provision for	Net (charge-offs)	Average	Recoveries to
	Credit Losses	Recoveries	Loans	Average Loans
Three Months Ended March 31, 2025
Commercial real estate
Non-owner occupied	$354	$-	$1,103,142	-%
Owner occupied	72	2	874,105	-
Consumer real estate	333	-	774,596	-
Construction and land development	(214)	200	352,835	0.06
Commercial and industrial	112	(36)	758,654	-
Leases	113	(190)	63,389	(0.30)
Consumer and other	73	(67)	14,574	(0.46)
Total	$843	$(91)	$3,941,295	-

Three Months Ended March 31, 2024
Commercial real estate
Non-owner occupied	$(392)	$-	$936,785	-%
Owner occupied	(31)	2	802,960	-
Consumer real estate	25	(28)	653,990	-
Construction and land development	271	(441)	324,251	(0.14)
Commercial and industrial	(108)	(175)	656,360	(0.03)
Leases	94	(77)	70,272	(0.11)
Consumer and other	63	(66)	13,491	(0.49)
Total	$(78)	$(785)	$3,458,109	(0.02)

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio increased from $609.0 million at December 31, 2024, to $625.0 million at March 31, 2025, primarily as a result of available-for-sale securities purchases Our securities to asset ratio increased from 11.5% at December 31, 2024, to 11.6% at March 31, 2025.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at March 31, 2025 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$83,087	1.27%	$—	-%	$—	-%	$83,087	1.27%
U.S. Government agencies	—	-	104	5.69	37,724	5.83	—	-	37,828	5.83
State and political subdivisions	480	2.53	3,705	2.95	5,367	3.31	12,852	4.29	22,404	3.80
Other debt securities	1,000	4.48	6,905	6.50	32,908	5.05	500	4.50	41,313	5.27
Mortgage-backed securities	26	2.00	25,010	3.92	106,811	3..60	208,515	3.74	340,362	3.70
Total securities	$1,506	3.82	$118,811	2.19	$182,810	4.30	$221,867	3.77	$524,994	3.60

Held-to-maturity:
U.S. Treasury	$—	-%	$—	-%	$—	-%	$—	-%	$—	-%
U.S. Government agencies	—	-	6,199	1.83	35,389	1.83	6,214	2.01	47,802	1.86
State and political subdivisions	—	-	726	1.32	8,682	1.97	41,974	2.18	51,382	2.14
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,741	2.14	21,651	2.13	26,392	2.13
Total securities	$—	-	$6,925	1.80	$48,812	1.88	$69,839	2.15	$125,576	2.03
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts and Certificates of Deposits. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2025, brokered deposits represented approximately 4.57% of total deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three month periods ending March 31, 2025, and 2024, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$884,078	18.9%	—%	$872,840	20.2%	—%
Interest-bearing demand	846,823	18.1%	1.79%	996,147	23.1%	2.45%
Money market and savings	2,064,134	44.1%	2.96%	1,904,855	44.1%	3.41%
Time deposits	880,933	18.8%	3.93%	541,792	12.6%	3.58%
Total average deposits	$4,675,968	100.0%	2.37%	$4,315,634	100.0%	2.52%

The Company believes its deposit product offerings are properly structured to attract and retain core deposit relationships. The average cost of interest-bearing deposits for the three months ended March 31, 2025, and 2024, was 2.92% and 3.16%, respectively. The cost decrease was primarily attributable to the rate decreases by the Federal Reserve.

Total deposits as of March 31, 2025, were $4.81 billion, which was an increase of $122.2 million from December 31, 2024. This overall increase was driven primarily by increases in money market deposits of $92.3 million, other time deposits of $54.9 million, interest-bearing demand deposits of $48.3 million and the issuance of additional brokered deposits of $7.9 million, offset by a decline in noninterest demand deposits of $81.3 million.  As of March 31, 2025, the Company had outstanding time deposits under $250,000 with balances of $561.8 million and time deposits over $250,000 with balances of $345.7 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

March 31,
2025
Three months or less	$76,024
Three to six months	119,936
Six to twelve months	121,255
More than twelve months	28,458
Total	$345,673

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be down-streamed as Tier 1 capital to the Bank. Borrowings totaled $7.6 million at March 31, 2025, and consisted of short-term borrowings of $4.0 million, and $3.6 million of securities sold under repurchase agreements. Long-term debt totaled $39.7 million at March 31, 2025, and December 31, 2024, respectively, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see “Part I - Item 1. Consolidated Financial Statements – Note 6 – Borrowings, Line of Credit and Subordinated Debt” of this report.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At March 31, 2025 and December 31, 2024, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time, we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements – Note 12 – Regulatory Matters” of this report.

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At March 31, 2025, we had $844.5 million of pre-approved but unused lines of credit and $23.6 million of standby letters of credit. These commitments generally have fixed expiration dates, and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements – Note 8 – Commitments and Contingent Liabilities” of this report.

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

Estimated % Change in Net Interest Income Over 12 Months
March 31, 2025:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(1.10)%
200 basis points increase	(2.19)%
100 basis points decrease	0.46%
200 basis points decrease	0.83%

Estimated % Change in Net Interest Income Over 12 Months
March 31, 2025:
12-month RAMP, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.63)%
200 basis points increase	(1.30)%
100 basis points decrease	0.33%
200 basis points decrease	0.63%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
March 31, 2025:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.69)%
200 basis points increase	(2.20)%
100 basis points decrease	2.20%
200 basis points decrease	2.94%

At March 31, 2025, our model results indicated that we were within our policy limits.

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

The Company has $1.5 million in securities that mature throughout the next 12 months. The Company also has unused borrowing capacity in the amount of $808.4 million available with the Federal Reserve, Federal Home Loan Bank, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2025 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I – Item 1A – Risk Factors” in our Form 10-K for the year ended December 31, 2024. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Please be aware that these risks may change over time and other risks may prove to be important in the future.

There are no material changes during the period covered by this report to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of March 31, 2025, we have purchased $8.5 million of the authorized $10.0 million and may purchase up to an additional $1.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended March 31, 2025.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
January 1, 2025 to January 31, 2025	—	$—	—	$1,546
February 1, 2025 to February 28, 2025	—	—	—	1,546
March 1, 2025 to March 31, 2025	—	—	—	1,546
Total	—	$—	—	$1,546

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	Not applicable
(b)	Not applicable
(c)	Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
10.1	Extension Letter, dated as of January 21, 2025, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 24, 2025.
10.2	The Third Amendment to Loan and Security Agreement, dated as of May 1, 2025, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 1, 2025.
10.3	The Amended and Restated Revolving Note, dated as of May 1, 2025, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed May 1, 2025.
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

SmartFinancial, Inc.

Date:	May 12, 2025	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	May 12, 2025	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)