Form 10-Q
period 2025-06-30
SMARTFINANCIAL INC.
filed 2025-08-11
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes  ☐    No  ☒

As of August 1, 2025, there were 17,020,314 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	June 30,	December 31,
	2025	2024*
ASSETS:
Cash and due from banks	$71,529	$96,508
Interest-bearing deposits with banks	276,041	277,005
Federal funds sold	17,526	14,057
Total cash and cash equivalents	365,096	387,570
Securities available-for-sale, at fair value	502,150	482,328
Securities held-to-maturity (fair value of $108.1 million at June 30, 2025 and Dec. 31, 2024, respectively)	124,520	126,659
Other investments	14,713	14,740
Loans held for sale	5,484	5,996
Loans and leases	4,124,062	3,906,340
Less: Allowance for credit losses	(39,776)	(37,423)
Loans and leases, net	4,084,286	3,868,917
Premises and equipment, net	90,204	91,093
Other real estate owned	144	179
Goodwill and other intangibles, net	103,588	104,723
Bank owned life insurance	117,697	115,917
Other assets	82,981	77,782
Total assets	$5,490,863	$5,275,904

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$906,965	$965,552
Interest-bearing demand	843,820	836,731
Money market and savings	2,124,623	2,039,560
Time deposits	996,712	844,640
Total deposits	4,872,120	4,686,483
Borrowings	6,966	8,135
Subordinated debt	39,726	39,684
Other liabilities	52,924	50,141
Total liabilities	4,971,736	4,784,443
Commitments and contingent liabilities - see Note 8	—	—
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 17,017,547 and 16,925,672 shares issued and outstanding, respectively	17,018	16,926
Additional paid-in capital	295,209	294,269
Retained earnings	224,061	203,824
Accumulated other comprehensive loss	(17,274)	(23,671)
Total shareholders' equity attributable to SmartFinancial Inc. and Subsidiary	519,014	491,348
Non-controlling interest - preferred stock of subsidiary	113	113
Total shareholders' equity	519,127	491,461
Total liabilities and shareholders' equity	$5,490,863	$5,275,904

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loans and leases, including fees	$61,049	$50,853	$118,811	$100,873
Securities:
Taxable	4,848	5,320	9,623	9,869
Tax-exempt	395	353	749	705
Federal funds sold and other earning assets	3,161	4,759	6,647	9,620
Total interest income	69,453	61,285	135,830	121,067
Interest expense:
Deposits	28,301	27,439	55,636	54,474
Borrowings	70	148	140	276
Subordinated debt	739	884	1,472	1,782
Total interest expense	29,110	28,471	57,248	56,532
Net interest income	40,343	32,814	78,582	64,535
Provision for credit losses	2,411	883	3,391	443
Net interest income after provision for credit losses	37,932	31,931	75,191	64,092
Noninterest income:
Service charges on deposit accounts	1,766	1,692	3,502	3,304
Loss on sale of securities	(4)	—	(4)	—
Mortgage banking	633	348	1,126	628
Investment services	1,440	1,302	3,209	2,682
Insurance commissions	1,554	1,284	2,967	2,387
Interchange and debit card transaction fees, net	1,342	1,343	2,562	2,596
Other	2,167	1,635	4,133	4,387
Total noninterest income	8,898	7,604	17,495	15,984
Noninterest expense:
Salaries and employee benefits	19,602	17,261	38,836	33,900
Occupancy and equipment	3,432	3,324	6,829	6,720
FDIC insurance	992	825	1,952	1,740
Other real estate and loan related expense	757	538	1,415	1,123
Advertising and marketing	390	295	772	597
Data processing and technology	2,651	2,452	5,309	4,916
Professional services	1,153	1,064	2,521	1,989
Amortization of intangibles	566	608	1,135	1,220
Other	3,026	2,834	6,097	5,549
Total noninterest expense	32,569	29,201	64,866	57,754
Income before income tax expense	14,261	10,334	27,820	22,322
Income tax expense	2,556	2,331	4,861	4,962
Net income	$11,705	$8,003	$22,959	$17,360
Earnings per common share:
Basic	$0.70	$0.48	$1.37	$1.03
Diluted	$0.69	$0.48	$1.36	$1.03
Weighted average common shares outstanding:
Basic	16,778,988	16,770,819	16,773,293	16,810,277
Diluted	16,878,736	16,850,250	16,875,608	16,887,374

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$11,705	$8,003	$22,959	$17,360
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available-for-sale	2,888	1,998	7,851	(1,109)
Tax effect	(746)	(516)	(2,028)	287
Reclassification adjustment for amortization of unrealized gains included in other comprehensive income on securities transferred from available-for-sale to held-to-maturity	30	33	60	68
Tax effect	(7)	(9)	(15)	(18)
Reclassification adjustment for realized losses included in net income	4	—	4	—
Tax effect	(1)	—	(1)	—
Unrealized gains (losses) on securities available-for-sale, net of tax	2,168	1,506	5,871	(772)
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	(12)	(20)	(167)	400
Tax effect	3	6	43	(102)
Reclassification adjustment for realized losses (gains) included in net income	(2)	143	(3)	249
Tax effect	1	(38)	1	(65)
Unrealized gains (losses) on fair value hedged instruments arising during the period, net of tax	(10)	91	(126)	482
Cash flow hedging activities:
Unrealized gains on cash flow hedges	203	92	640	628
Tax effect	(53)	(23)	(165)	(162)
Reclassification adjustment for realized losses (gains) included in net income	88	(52)	239	(90)
Tax effect	(23)	13	(62)	23
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	215	30	652	399

Total other comprehensive income	2,373	1,627	6,397	109
Comprehensive income	$14,078	$9,630	$29,356	$17,469

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – (Unaudited)

For the Three and Six Months Ended June 30, 2025 and 2024

(Dollars in thousands, except for share data)

					Accumulated	Non-controlling
					Other	Interest - Preferred
	Common Stock		Additional	Retained	Comprehensive	Stock of
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Subsidiary	Total
Balance, December 31, 2023	16,988,879	$16,989	$295,699	$173,105	$(25,907)	$—	$459,886
Net income	—	—	—	17,360	—	—	17,360
Other comprehensive income	—	—	—	—	109	—	109
Common stock issued pursuant to:
Stock options exercised	4,500	4	39	—	—	—	43
Restricted stock, net of forfeitures	74,757	75	(75)	—	—	—	—
Restricted stock, withheld for taxes	(6,039)	(6)	(139)	—	—	—	(145)
Stock compensation expense	—	—	894	—	—	—	894
Common stock dividend ($0.16 per share)	—	—	—	(2,714)	—	—	(2,714)
Repurchases of common stock	(136,195)	(136)	(2,832)	—	—		(2,968)
Balance, June 30, 2024	16,925,902	$16,926	$293,586	$187,751	$(25,798)	$—	$472,465

Balance, December 31, 2024	16,925,672	$16,926	$294,269	$203,824	$(23,671)	$113	$491,461
Net income	—	—	—	22,959	—	—	22,959
Other comprehensive income	—	—	—	—	6,397	—	6,397
Common stock issued pursuant to:
Stock options exercised	4,203	4	59	—	—	—	63
Restricted stock, net of forfeitures	96,121	96	(96)	—	—	—	—
Restricted stock, withheld for taxes	(8,449)	(8)	(257)	—	—	—	(265)
Stock compensation expense	—	—	1,234	—	—	—	1,234
Common stock dividend ($0.16 per share)	—	—	—	(2,722)	—	—	(2,722)
Balance, June 30, 2025	17,017,547	$17,018	$295,209	$224,061	$(17,274)	$113	$519,127

Balance, March 31, 2024	17,056,704	$17,057	$296,061	$181,103	$(27,425)	$—	$466,796
Net income	—	—	—	8,003	—	—	8,003
Other comprehensive income	—	—	—	—	1,627	—	1,627
Common stock issued pursuant to:
Restricted stock, net of forfeitures	6,000	6	(6)	—	—	—	—
Restricted stock, withheld for taxes	(607)	(1)	(13)	—	—	—	(14)
Stock compensation expense	—	—	376	—	—	—	376
Common stock dividend ($0.08 per share)	—	—	—	(1,355)	—	—	(1,355)
Repurchases of common stock	(136,195)	(136)	(2,832)	—	—	—	(2,968)
Balance, June 30, 2024	16,925,902	$16,926	$293,586	$187,751	$(25,798)	$—	$472,465

Balance, March 31, 2025	17,017,547	$17,018	$294,736	$213,721	$(19,647)	$113	$505,941
Net income	—	—	—	11,705	—	—	11,705
Other comprehensive income	—	—	—	—	2,373	—	2,373
Stock compensation expense	—	—	473	—	—	—	473
Common stock dividends ($0.08 per share)	—	—	—	(1,365)	—	—	(1,365)
Balance, June 30, 2025	17,017,547	$17,018	$295,209	$224,061	$(17,274)	$113	$519,127

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$22,959	$17,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,317	4,671
Amortization of intangible assets	1,135	1,220
Provision for credit losses	3,391	443
Stock compensation expense	1,234	894
Loss on sale of securities available-for-sale	4	—
Deferred income tax expense	66	1,293
Increase in cash surrender value of bank-owned life insurance	(1,780)	(1,049)
Net losses from sale and write-downs of other real estate owned and other repossessed assets	249	280
Net gains from mortgage banking	(1,070)	(568)
Origination of loans held for sale	(16,582)	(25,311)
Proceeds from sales of loans held for sale	18,164	27,194
Net (gain) loss from sale/disposal of fixed assets	14	(1,647)
Net change in:
Accrued interest receivable	(587)	200
Accrued interest payable	923	(604)
Other assets	(3,050)	(514)
Other liabilities	(1,078)	(243)
Net cash provided by operating activities	28,309	23,619
Cash flows from investing activities:
Available-for-sale:
Proceeds from maturities, calls and paydowns	26,175	22,958
Purchases	(38,842)	(117,389)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	1,118	151,172
Proceeds from sales of other investments	1,041	135
Purchases of other investments	(1,666)	(452)
Net increase in loans and leases	(219,692)	(133,763)
Proceeds from sale of fixed assets	67	4,698
Purchases of premises and equipment	(1,707)	(4,017)
Proceeds from sale of other real estate owned and other repossessed assets	1,157	893
Net cash used in investing activities	(232,349)	(75,765)
Cash flows from financing activities:
Net increase in deposits	185,659	48,840
Net decrease in securities sold under agreements to repurchase	(1,169)	(346)
Proceeds from borrowings	1,000	4,000
Repayment of borrowings	(1,000)	(4,000)
Cash dividends paid	(2,722)	(2,714)
Issuance of common stock	63	43
Restricted shares withheld for taxes	(265)	(145)
Repurchases of common stock	—	(2,968)
Net cash provided by financing activities	181,566	42,710
Net change in cash and cash equivalents	(22,474)	(9,436)
Cash and cash equivalents, beginning of period	387,570	352,271
Cash and cash equivalents, end of period	$365,096	$342,835
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$56,325	$57,136
Net cash paid during the period for income taxes	5,118	4,295
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	614	2,913
Acquisition of real estate through foreclosure	—	179
Acquisition of other repossessed assets	1,732	2,631
Financed sales of other repossessed assets	679	463

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

Recently Issued and Adopted Accounting Pronouncements:

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually.  The Company adopted ASU 2023-07 on December 31, 2024, and it did not have an impact on the Company’s Consolidated Financial Statements.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In November 2024, FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.”, and in January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.”  ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03, as clarified by ASU 2025-01, requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, though early adoption is permitted. The Company is assessing ASU 2024-03, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements.

Note 2. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the three and six months ended June 30, 2025, and June 30, 2024, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic earnings per share computation:
Net income available to common shareholders	$11,705	$8,003	$22,959	$17,360
Average common shares outstanding – basic	16,778,988	16,770,819	16,773,293	16,810,277
Basic earnings per share	$0.70	$0.48	$1.37	$1.03
Diluted earnings per share computation:
Net income available to common shareholders	$11,705	$8,003	$22,959	$17,360
Average common shares outstanding – basic	16,778,988	16,770,819	16,773,293	16,810,277
Incremental shares from assumed conversions:
Stock options and restricted stock	99,748	79,431	102,315	77,097
Average common shares outstanding - diluted	16,878,736	16,850,250	16,875,608	16,887,374
Diluted earnings per common share	$0.69	$0.48	$1.36	$1.03

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM are summarized as follows (in thousands):

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$82,839	$—	$(5,021)	$77,818
U.S. Government-sponsored enterprises (GSEs)	34,500	278	(110)	34,668
Municipal securities	21,865	1	(842)	21,024
Other debt securities	40,323	291	(1,699)	38,915
Mortgage-backed securities (GSEs)	345,295	1,569	(17,139)	329,725
Total	$524,822	$2,139	$(24,811)	$502,150

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$47,494	$—	$(6,020)	$41,474
Municipal securities	51,131	—	(7,002)	44,129
Mortgage-backed securities (GSEs)	25,895	—	(3,364)	22,531
Total	$124,520	$—	$(16,386)	$108,134

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$83,330	$—	$(7,104)	$76,226
U.S. Government-sponsored enterprises (GSEs)	38,917	453	(182)	39,188
Municipal securities	18,277	—	(587)	17,690
Other debt securities	41,321	252	(2,138)	39,435
Mortgage-backed securities (GSEs)	330,839	515	(21,565)	309,789
Total	$512,684	$1,220	$(31,576)	$482,328

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$48,112	$—	$(7,335)	$40,777
Municipal securities	51,652	—	(7,037)	44,615
Mortgage-backed securities (GSEs)	26,895	—	(4,207)	22,688
Total	$126,659	$—	$(18,579)	$108,080

At June 30, 2025 and December 31, 2024, securities with a carrying value totaling approximately $446.4 million and $432.6 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On investments for the three and six months ended June 30, 2025, the Company recorded no gross realized gains and $4 thousand in gross realized losses and for the three and six months ended June 30, 2024, there were no realized gross gains or gross losses recorded, respectively.

The amortized cost and estimated fair value of securities at June 30, 2025, by contractual maturity for non-mortgage-backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$4,815	$4,815
Due from one year to five years	98,528	93,514
Due from five years to ten years	63,791	62,366
Due after ten years	12,393	11,730
	179,527	172,425
Mortgage-backed securities	345,295	329,725
Total	$524,822	$502,150

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	6,861	6,356
Due from five years to ten years	51,176	44,551
Due after ten years	40,588	34,696
	98,625	85,603
Mortgage-backed securities	25,895	22,531
Total	$124,520	$108,134

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities AFS and HTM have been in a continuous unrealized loss position (in thousands):

	June 30, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$77,818	$(5,021)	9	$77,818	$(5,021)	9
U.S. Government-sponsored enterprises (GSEs)	3,427	(11)	2	6,495	(99)	5	9,922	(110)	7
Municipal securities	8,562	(424)	7	10,920	(418)	16	19,482	(842)	23
Other debt securities	3,183	(57)	3	22,712	(1,642)	19	25,895	(1,699)	22
Mortgage-backed securities (GSEs)	49,405	(551)	29	177,337	(16,588)	90	226,742	(17,139)	119
Total	$64,577	$(1,043)	41	$295,282	$(23,768)	139	$359,859	$(24,811)	180

	June 30, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$41,474	$(6,020)	13	$41,474	$(6,020)	13
Municipal securities	—	—	—	44,129	(7,002)	35	44,129	(7,002)	35
Mortgage-backed securities (GSEs)	—	—	—	22,531	(3,364)	5	22,531	(3,364)	5
Total	$—	$—	—	$108,134	$(16,386)	53	$108,134	$(16,386)	53

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$76,226	$(7,104)	9	$76,226	$(7,104)	9
U.S. Government-sponsored enterprises (GSEs)	9,069	(80)	4	4,813	(102)	4	13,882	(182)	8
Municipal securities	5,579	(59)	8	11,322	(528)	17	16,901	(587)	25
Other debt securities	4,425	(36)	3	28,294	(2,102)	24	32,719	(2,138)	27
Mortgage-backed securities (GSEs)	80,111	(939)	39	160,129	(20,626)	83	240,240	(21,565)	122
Total	$99,184	$(1,114)	54	$280,784	$(30,462)	137	$379,968	$(31,576)	191

	December 31, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$40,777	$(7,335)	13	$40,777	$(7,335)	13
Municipal securities	—	—	—	44,615	(7,037)	35	44,615	(7,037)	35
Mortgage-backed securities (GSEs)	—	—	—	22,688	(4,207)	5	22,688	(4,207)	5
Total	$—	$—	—	$108,080	$(18,579)	53	$108,080	$(18,579)	53

For any securities classified as AFS that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those AFS securities that have an unrealized loss at June 30, 2025, and it is not likely that they will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of AFS securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with available-for-sale securities at June 30, 2025, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at June 30, 2025.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s HTM portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. Treasury securities in addition to U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The HTM state and municipal securities are primarily general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of June 30, 2025, continue to perform as scheduled and we do not believe an allowance for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity.  At June 30, 2025, all debt securities classified as held-to-maturity, with a published rating, were rated A+ or higher by the ratings agencies.  Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses (“ACL”)

There were no past due or nonaccrual AFS or HTM securities at June 30, 2025, or December 31, 2024.  Accrued interest receivable is excluded from the estimate of credit losses and based on the analysis of the underlying risk characteristics of

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit losses related to AFS or HTM securities recorded during the three and six months ended June 30, 2025, and 2024, respectively, because the ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.  As of June 30, 2025, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	June 30,	December 31,
	2025	2024
Federal Reserve Bank stock	$9,604	$9,045
Federal Home Loan Bank stock	4,759	5,345
First National Bankers Bank stock	350	350
Total	$14,713	$14,740

Note 4. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	June 30,	December 31,
	2025	2024
Commercial real estate:
Non-owner occupied	$1,114,133	$1,080,404
Owner occupied	958,989	867,678
Consumer real estate	803,270	741,836
Construction and land development	391,155	361,735
Commercial and industrial	778,754	775,620
Leases	62,495	64,878
Consumer and other	15,266	14,189
Total loans and leases	4,124,062	3,906,340
Less: Allowance for credit losses	(39,776)	(37,423)
Loans and leases, net	$4,084,286	$3,868,917

The loan and lease portfolio is disaggregated into segments. There are seven loan and lease portfolio segments which include commercial real estate non-owner occupied, commercial real estate owner occupied, consumer real estate, construction and land development, commercial and industrial, leases, and consumer and other.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Three Months Ended June 30, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,326	$8,415	$8,688	$4,154	$8,628	$842	$122	$38,175
Charged-off loans and leases	—	—	—	—	(60)	(159)	(50)	(269)
Recoveries of charge-offs	—	1	—	—	99	3	20	123
Provision charged to expense (1)	(72)	446	199	296	663	182	33	1,747
Ending balance	$7,254	$8,862	$8,887	$4,450	$9,330	$868	$125	$39,776

	Three Months Ended June 30, 2024
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,454	$8,389	$7,246	$4,704	$6,641	$657	$112	$34,203
Charged-off loans and leases	—	—	107	—	(222)	(245)	(97)	(457)
Recoveries of charge-offs	—	31	(75)	—	70	—	22	48
Provision charged to expense (2)	564	192	265	(1,208)	745	258	80	896
Ending balance	$7,018	$8,612	$7,543	$3,496	$7,234	$670	$117	$34,690

	Six Months Ended June 30, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,972	$8,341	$8,355	$4,168	$8,552	$919	$116	$37,423
Charged-off loans and leases	—	—	—	—	(119)	(349)	(133)	(601)
Recoveries of charge-offs	—	3	—	200	122	3	35	363
Provision charged to expense (1)	282	518	532	82	775	295	107	2,591
Ending balance	$7,254	$8,862	$8,887	$4,450	$9,330	$868	$125	$39,776

	Six Months Ended June 30, 2024
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,846	$8,418	$7,249	$4,874	$6,924	$640	$115	$35,066
Charged-off loans and leases	—	—	—	(441)	(423)	(322)	(191)	(1,377)
Recoveries of charge-offs	—	33	4	—	96	—	50	183
Provision charged to expense (2)	172	161	290	(937)	637	352	143	818
Ending balance	$7,018	$8,612	$7,543	$3,496	$7,234	$670	$117	$34,690

(1)	In the provision expense in the consolidated statements of income there was a provision of $664 thousand and $800 thousand of unfunded commitments through the provision for credit losses not reflected in the three and six months ended June 30, 2025.
(2)	In the provision expense in the consolidated statements of income was a release of $13 thousand and $375 thousand of unfunded commitments through the provision for credit losses not reflected in the three and six months ended June 30, 2024.

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for credit losses on loan and lease for the three and six months ended June 30, 2025, was $1.7 million and $2.6 million, respectively, and $896 thousand and $818 thousand, during the three and six months ended June 30, 2024, respectively.  As of June 30, 2025, and December 31, 2024, our allowance for credit losses was $39.8 million and $37.4 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.96% at June 30, 2025, and December 31, 2024.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Commercial real estate - non-owner occupied
Pass	$81,768	$220,918	$145,375	$274,267	$195,838	$156,910	$6,835	$-	$1,081,911
Watch	1,199	90	1,634	7,740	16,287	4,225	-	-	31,175
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	442	-	-	349	256	-	-	1,047
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	82,967	221,450	147,009	282,007	212,474	161,391	6,835	-	1,114,133
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate - owner occupied
Pass	98,302	150,101	121,199	286,059	148,170	128,970	12,567	51	945,419
Watch	885	3,113	3,058	1,150	-	656	748	-	9,610
Special mention	-	-	-	-	-	-	-	-	-
Substandard	309	-	-	-	3,275	376	-	-	3,960
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	99,496	153,214	124,257	287,209	151,445	130,002	13,315	51	958,989
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	74,790	153,387	100,995	157,195	76,456	92,913	142,119	656	798,511
Watch	-	-	-	-	107	671	1,205	-	1,983
Special mention	-	-	-	-	-	49	-	-	49
Substandard	-	173	13	60	176	1,948	357	-	2,727
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	74,790	153,560	101,008	157,255	76,739	95,581	143,681	656	803,270
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land development
Pass	101,899	223,305	23,506	15,138	6,522	9,624	6,592	3,678	390,264
Watch	-	-	-	50	362	-	-	-	412
Special mention	-	452	-	-	-	-	-	-	452
Substandard	-	-	-	-	27	-	-	-	27
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	101,899	223,757	23,506	15,188	6,911	9,624	6,592	3,678	391,155
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	76,531	112,575	104,365	116,558	38,583	40,025	264,013	377	753,027
Watch	-	932	98	99	123	-	22,141	-	23,393
Special mention	-	-	-	-	-	-	-	-	-
Substandard	20	8	31	455	1,520	175	125	-	2,334
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	76,551	113,515	104,494	117,112	40,226	40,200	286,279	377	778,754
YTD gross charge-offs	-	-	(42)	(77)	-	-	-	-	(119)

Leases
Pass	12,940	20,625	13,502	12,603	2,114	711	-	-	62,495
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	12,940	20,625	13,502	12,603	2,114	711	-	-	62,495
YTD gross charge-offs	-	(166)	(171)	(3)	-	(9)	-	-	(349)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2025
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Consumer and other
Pass	3,434	2,559	1,120	767	292	432	6,654	-	15,258
Watch	-	5	-	-	-	-	-	-	5
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	2	-	1	-	-	-	-	3
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	3,434	2,566	1,120	768	292	432	6,654	-	15,266
YTD gross charge-offs	(10)	(42)	(25)	(9)	(9)	(38)	-	-	(133)

Total loans
Pass	449,664	883,470	510,062	862,587	467,975	429,585	438,780	4,762	4,046,885
Watch	2,084	4,140	4,790	9,039	16,879	5,552	24,094	-	66,578
Special mention	-	452	-	-	-	49	-	-	501
Substandard	329	625	44	516	5,347	2,755	482	-	10,098
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$452,077	$888,687	$514,896	$872,142	$490,201	$437,941	$463,356	$4,762	$4,124,062
Total YTD gross charge-offs	$(10)	$(208)	$(238)	$(89)	$(9)	$(47)	$-	$-	$(601)

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	June 30, 2025
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$—	$469	$—	$469	$1,113,664	$1,114,133
Owner occupied	1,443	—	572	2,015	956,974	958,989
Consumer real estate	501	486	516	1,503	801,767	803,270
Construction and land development	—	—	—	—	391,155	391,155
Commercial and industrial	781	172	898	1,851	776,903	778,754
Leases	1,051	607	3,537	5,195	57,300	62,495
Consumer and other	135	6	32	173	15,093	15,266
Total	$3,911	$1,740	$5,555	$11,206	$4,112,856	$4,124,062

	December 31, 2024
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$378	$—	$263	$641	$1,079,763	1,080,404
Owner occupied	731	47	539	1,317	866,361	867,678
Consumer real estate	2,258	826	764	3,848	737,988	741,836
Construction and land development	523	—	—	523	361,212	361,735
Commercial and industrial	1,417	367	1,636	3,420	772,200	775,620
Leases	1,645	—	2,118	3,763	61,115	64,878
Consumer and other	96	24	18	138	14,051	14,189
Total	$7,048	$1,264	$5,338	$13,650	$3,892,690	$3,906,340

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at June 30, 2025 and December 31, 2024.  Also presented is the balance of loans on nonaccrual status at June 30, 2025 and December 31, 2024, for which there was no related allowance for credit losses is recorded (in thousands):

	June 30, 2025			December 31, 2024
	Total	Nonaccrual	Loans Past Due	Total	Nonaccrual	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	With No Allowance	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	for Credit Losses	Still Accruing
Commercial real estate:
Non-owner occupied	$572	$—	$—	$514	$263	$—
Owner occupied	915	572	—	906	539	—
Consumer real estate	1,233	175	—	1,995	752	—
Construction and land development	—	—	—	39	—	—
Commercial and industrial	2,612	—	—	1,820	—	144
Leases	2,556	—	—	2,433	—	—
Consumer and other	1	—	32	2	—	18
Total	$7,889	$747	$32	$7,709	$1,554	$162

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	June 30, 2025
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$442	$—	$442
Owner occupied	3,577	—	3,577
Consumer real estate	1,019	—	1,019
Construction and land development	—	—	—
Commercial and industrial	—	2,149	2,149
Leases	—	528	528
Consumer and other	—	—	—
Total	$5,038	$2,677	$7,715

	December 31, 2024
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$733	$—	$733
Owner occupied	4,636	—	4,636
Consumer real estate	1,139	—	1,139
Construction and land development	262	—	262
Commercial and industrial	—	2,286	2,286
Leases	—	534	534
Consumer and other	—	—	—
Total	$6,770	$2,820	$9,590

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025, and 2024, respectively. (dollars in thousands):

Payment Delay
	Payment	Term	and Term
Three Months Ended June 30, 2025	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	58	—	58
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$58	$—	$58

Six Months Ended June 30, 2025
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	58	—	58
Construction and land development	—	—	—	—
Commercial and industrial	—	20	—	20
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$78	$—	$78

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Payment Delay
	Payment	Term	and Term
Three Months Ended June 30, 2024	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	228	—	228
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$228	$—	$228

Six Months Ended June 30, 2024
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	428	—	428
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$428	$—	$428

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024, respectively. (dollars in thousands):

Weighted-Average
Term
Extension
Three Months Ended June 30, 2025	(in months)
Commercial real estate:
Non-owner occupied	—
Owner occupied	—
Consumer real estate	114
Construction and land development	—
Commercial and industrial	—
Leases	—
Consumer and other	—

Six Months Ended June 30, 2025
Commercial real estate:
Non-owner occupied	—
Owner occupied	—
Consumer real estate	114
Construction and land development	—
Commercial and industrial	36
Leases	—
Consumer and other	—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Weighted-Average
Term
Extension
Three Months Ended June 30, 2024	(in months)
Commercial real estate:
Non-owner occupied	—
Owner occupied	64
Consumer real estate	—
Construction and land development	—
Commercial and industrial	—
Leases	—
Consumer and other	—

Six Months Ended June 30, 2024
Commercial real estate:
Non-owner occupied	—
Owner occupied	35
Consumer real estate	—
Construction and land development	—
Commercial and industrial	—
Leases	—
Consumer and other	—

No loan modifications made to borrowers experiencing financial difficulty in the past twelve months defaulted during the three and six months ended June 30, 2025, and 2024, respectively.

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified in the last twelve months, (in thousands):

June 30, 2025
90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—
Owner occupied	—	—	—	—	—
Consumer real estate	—	—	—	135	135
Construction and land development	—	—	—	—	—
Commercial and industrial	10	—	—	27	37
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$10	$—	$—	$162	$172

Foreclosure Proceedings and Balances:

As of June 30, 2025, there was no residential real estate property secured by real estate included in other real estate owned and there were no residential real estate loans in the process of foreclosure.

Note 5. Goodwill and Intangible Assets

In accordance with FASB ASC No. 2021-03, “Goodwill and Other (Topic 350),” regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year, or more frequently if conditions warrant it.  There were no conditions present to test goodwill at June 30, 2025.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s other intangible assets consist of core deposit intangibles and customer relationship intangibles. They are initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, the insurance agency customer relationships are amortized over 14 years and the leasing company’s client list is amortized over 8 years.

The carrying amount of goodwill at June 30, 2025, and December 31, 2024, was $96.1 million.

Other intangible assets as of the dates indicated is summarized below (in thousands):

	Core Deposit	Customer Relationships
Amortized other intangible assets:	Intangibles	Intangibles	Total
June 30, 2025:
Beginning balance January 1, 2025, gross	$17,470	$5,670	$23,140
Less: accumulated amortization	(12,252)	(3,445)	(15,697)
Balance, June 30, 2025, other intangible assets, net	$5,218	$2,225	$7,443

December 31, 2024:
Beginning balance January 1, 2024, gross	$17,470	$5,670	$23,140
Less: accumulated amortization	(11,435)	(3,127)	(14,562)
Balance, December 31, 2024, other intangible assets, net	$6,035	$2,543	$8,578

The aggregate amortization expense for other intangible assets for the three and six months ended June 30, 2025, was $566 thousand and $1.1 million, respectively, and for the three and six months ended June 30, 2024, was $608 thousand and $1.2 million, respectively.

As of June 30, 2025, the estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2025	$1,120
2026	2,086
2027	1,904
2028	1,139
2029	669
Thereafter	525
Total	$7,443

Note 6. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At June 30, 2025, total borrowings were $7.0 million compared to $8.1 million at December 31, 2024.  Borrowings consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Securities sold under customer repurchase agreements	$2,966	$4,135
Other borrowings	4,000	4,000
Total	$6,966	$8,135

Securities Sold Under Agreements to Repurchase:

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis.

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $6.2 million and $6.5 million at June 30, 2025 and December 31, 2024, respectively. The average balance of repurchase agreements during the six-month period ended June 30, 2025, and 2024 was $4.0 million and $5.1 million, respectively.  The maximum month-end outstanding balance for the six-month period ended June 30, 2025, and 2024 was $4.5 million and $5.8 million, respectively.

Other Borrowings:

The Company has a revolving line of credit for an aggregate amount of $35 million.  The maturity of the line of credit is May 1, 2027. At June 30, 2025, and December 31, 2024, $4.0 million was outstanding under the line of credit.

Subordinated Debt:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which were outstanding as of June 30, 2025 and December 31, 2024. Unamortized debt issuance cost was $274 thousand and $316 thousand at June 30, 2025 and December 31, 2024, respectively.

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

The Notes’ unamortized debt issuance costs totaled $274 thousand at June 30, 2025 and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand and $42 thousand for the three and six months ended June 30, 2025, and 2024, respectively.

Note 7. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and six month periods ending June 30, 2025, was $467 thousand and $1.0 million, respectively.  The Company’s contribution to the Plan for the three and six months ended June 30, 2024, was $455 thousand and $955 thousand, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s board of directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At June 30, 2025, the Company had one active equity incentive plan available for future grants, the Omnibus Incentive Plan, which was approved on May 22, 2025, and has 1,690,000 Rights available for future grants or awards.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s 2015 Stock Incentive Plan expired on March 23, 2025, and has 5,945 Rights issued.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2024	10,148	$15.05
Granted	—	—
Exercised	(4,203)	15.05
Forfeited	—	—
Outstanding at June 30, 2025	5,945	$15.05

Information pertaining to stock options outstanding at June 30, 2025, is as follows:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.05	5,945	0.25 years	$15.05	5,945	$15.05

Outstanding, end of period	5,945	0.25 years	$15.05	5,945	$15.05

The Company did not recognize any stock option-based compensation expense during the three and six months ended June 30, 2025, and 2024, respectively, as all stock options issued are fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plan.

No stock options were exercised during the three months ended June 30, 2025.  Stock options of 4,203 shares were exercised during the six month period ended June 30, 2025.  No stock options were exercised during the three months ended June 30, 2024.  Stock options of 4,500 shares were exercised during the six month period ended June 30, 2024. The income tax benefit recognized for the exercise of options during the six months ended June 30, 2025, and 2024, was a benefit of $3 and $14 thousand, respectively.

No stock options were exercised during the three months ended June 30, 2025, and 2024. The intrinsic value of options exercised during the six months ended June 30, 2025, and 2024, was $77 thousand and $54 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at June 30, 2025, was $111 thousand. Cash received from options exercised under all share-based payment arrangements for the six months ended June 30, 2025, was $63 thousand.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended June 30, 2025, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Outstanding at December 31, 2024	195,859	$23.02
Granted	97,408	35.19
Vested	(53,996)	22.09
Forfeited/expired	(1,287)	24.55
Outstanding at June 30, 2025	237,984	$28.21

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period.  The compensation expense for restricted stock awards during the three and six months ended June 30, 2025, was $473 thousand and $1.2 million, respectively, and was $376 thousand and $894 thousand, during the three and six months ended June 30, 2024, respectively.  As of June 30, 2025, there was $3.8 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.  The cost is expected to be recognized over a weighted average period of 2.61 years.  The grant-date fair value of restricted stock awards vested was $1.2 million for the six months ended June 30, 2025.

Stock Appreciation Rights (“SARs”):

At June 30, 2025, there are no outstanding SARs.

There was no SARs compensation expense for the three and six months ended June 30, 2025, and $22 thousand and ($34) thousand for the three and six months ended June 30, 2024.  The credit adjustment for the six month ended June 30, 2024, was due to adjustments related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	June 30,	December 31,
	2025	2024
Commitments to extend credit	$957,162	$828,755
Standby letters of credit	19,487	23,246

At June 30, 2025, and December 31, 2024, the allowance for credit losses for these off-balance sheet commitments was $3.3 million and $2.5 million, respectively. The provision expense (credit) related to the allowance for off-balance sheet commitments during the three and six months ended June 30, 2025, was $664 thousand and $800 thousand, respectively,

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and was ($13) thousand and ($375) thousand, respectively, during the three and six months ended June 30, 2024, respectively.

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At June 30, 2025 and December 31, 2024, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025:
Assets:
Securities available-for-sale:
U.S. Treasury	$77,818	$—	$77,818	$—
U.S. Government-sponsored enterprises (GSEs)	34,668	—	34,668	—
Municipal securities	21,024	—	21,024	—
Other debt securities	38,915	—	38,915	—
Mortgage-backed securities (GSEs)	329,725	—	329,725	—
Total securities available-for-sale	502,150	—	502,150	—

Derivative financial instruments and interest rate swap agreements	13,528	—	13,528	—
Total assets at fair value	$515,678	$—	$515,678	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,881	$—	$13,881	$—

December 31, 2024:
Assets:
Securities available-for-sale:
U.S. Treasury	$76,226	$—	$76,226	$—
U.S. Government-sponsored enterprises (GSEs)	39,188	—	39,188	—
Municipal securities	17,690	—	17,690	—
Other debt securities	39,435	—	39,435	—
Mortgage-backed securities (GSEs)	309,789	—	309,789	—
Total securities available-for-sale	482,328	—	482,328	—

Derivative financial instruments and interest rate swap agreements	12,135	—	12,135	—
Total assets at fair value	$494,463	$—	$494,463	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,198	$—	$13,198	$—

During the six months ending June 30, 2025, and twelve months ended December 31, 2024, there were no transfers between Level 1 and Level 2 or into or out of Level 3 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025:
Collateral-dependent loans	$1,281	$—	$—	$1,281

December 31, 2024:
Collateral-dependent loans	$1,813	$—	$—	$1,813

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
June 30, 2025:
Collateral-dependent loans	$1,281	Appraisal	Appraisal discounts	75%

December 31, 2024:
Collateral-dependent loans	$1,813	Appraisal	Appraisal discounts	68%

Collateral-dependent loans: A collateral-dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on all collateral-dependent loans was $3.9 million as of June 30, 2025, and December 31, 2024, respectively.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

where the carrying amount exceeds the fair value, less estimated costs to sell, the difference is recognized in noninterest expense.

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
June 30, 2025:
Assets:
Cash and cash equivalents	$365,096	$365,096	$—	$—	$365,096
Securities available-for-sale	502,150	—	502,150	—	502,150
Securities held-to-maturity	124,520	—	108,134	—	108,134
Other investments	14,713	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	4,089,770	—	—	4,003,963	4,003,963
Derivative financial instruments and interest rate swap agreements	13,528	—	13,528	—	13,528

Liabilities:
Noninterest-bearing demand deposits	906,965	—	906,965	—	906,965
Interest-bearing demand deposits	843,820	—	843,820	—	843,820
Money market and savings deposits	2,124,623	—	2,124,623	—	2,124,623
Time deposits	996,712	—	996,945	—	996,945
Borrowings	6,966	—	6,966	—	6,966
Subordinated debt	39,726	—	—	38,090	38,090
Derivative financial instruments and interest rate swap agreements	13,881	—	13,881	—	13,881

December 31, 2024:
Assets:
Cash and cash equivalents	$387,570	$387,570	$—	$—	$387,570
Securities available-for-sale	482,328	—	482,328	—	482,328
Securities held-to-maturity	126,659	—	108,080		108,080
Other investments	14,740	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,874,913	—	—	3,768,452	3,768,452
Derivative financial instruments and interest rate swap agreements	12,135	—	12,135	—	12,135

Liabilities:
Noninterest-bearing demand deposits	965,552	—	965,552	—	965,552
Interest-bearing demand deposits	836,731	—	836,731	—	836,731
Money market and savings deposits	2,039,560	—	2,039,560	—	2,039,560
Time deposits	844,640	—	844,694	—	844,694
Borrowings	8,135	—	8,135	—	8,135
Subordinated debt	39,684	—	—	38,043	38,043
Derivative financial instruments and interest rate swap agreements	13,198	—	13,198	—	13,198

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
June 30, 2025:
Interest rate swap agreements - securities	Other liabilities	1.20	4.31%	SOFR	$51,507	$(394)

December 31, 2024:
Interest rate swap agreements - securities	Other liabilities	1.70	4.31%	SOFR	$51,507	$(224)

The effects of the Company’s fair value hedge relationships reported in interest income on taxable securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income on taxable securities	$4,846	$5,177	$9,620	$9,620
Effects of fair value hedge relationships	2	143	3	249
Reported interest income on taxable securities	$4,848	$5,320	$9,623	$9,869

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gain (loss) on fair value hedging relationship	2025	2024	2025	2024
Interest rate swap agreements - securities:
Hedged items	$(14)	$123	$(394)	$114
Derivative designated as hedging instruments	14	(123)	394	(114)
Carry amount of hedged assets - mortgage-backed securities	48,617	47,132	48,617	47,132

Derivatives Designated as Cash Flow Hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk.  At inception, a statistical regression analysis is prepared to determine hedge effectiveness.  At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately.  The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss).  Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At June 30, 2025, the Company estimates that there will not be any reclassifications into interest income or interest expense over the next 12 months.

At June 30, 2025 and December 31, 2024, cash flow hedges are as follows (in thousands):

	June 30, 2025			December 31, 2024
	Balance Sheet	Notional	Estimated	Balance Sheet	Notional	Estimated
	Location	Amount	Fair Value	Location	Amount	Fair Value
Cash flow hedges:
Assets	Other assets	$100,000	$41	Other assets	$-	$-
Assets	Other liabilities	-	-	Other liabilities	100,000	(559)
Liabilities	Other assets	25,000	-	Other assets	-	-
Liabilities	Other liabilities	-	-	Other liabilities	150,000	(280)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Three Months Ended June 30, 2025
Interest rate swaps - Assets	$213	Interest income	$(14)
Interest rate swaps - Liabilities	79	Interest expense	(74)

Three Months Ended June 30, 2024
Interest rate swaps - Assets	$(80)	Interest income	$(202)
Interest rate swaps - Liabilities	102	Interest expense	254

Six Months Ended June 30, 2025
Interest rate swaps - Assets	$600	Interest income	$(2)
Interest rate swaps - Liabilities	280	Interest expense	(237)

Six Months Ended June 30, 2024
Interest rate swaps - Assets	$(1,201)	Interest income	$(406)
Interest rate swaps - Liabilities	309	Interest expense	496

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total interest income	$69,467	$61,487	$135,832	$121,473
Effects of cash flow hedge relationships	(14)	(202)	(2)	(406)
Reported total interest income	$69,453	$61,285	$135,830	$121,067

Total interest expense	$29,036	$28,725	$57,011	$57,028
Effects of cash flow hedge relationships	74	(254)	237	(496)
Reported total interest expense	$29,110	$28,471	$57,248	$56,532

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

At June 30, 2025, and December 31, 2024, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	June 30, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$484,139	$13,487	$393,268	$12,135
Liabilities	484,139	(13,487)	393,268	(12,135)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest rate swap agreements	$542	$163	$998	$275

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At June 30, 2025, and December 31, 2024, collateral totaling $150 thousand was pledged to the derivative counterparties to comply with collateral requirements.

Note 11. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company follows the guidance of ASU Topic 842.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Substantially all the leases in which the Company is the lessee are comprised of real estate for branches and office space and all of our leases are classified as operating leases. Operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

The lease agreements have maturity dates ranging from July 2025 to May 2044, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term and weighted average discount rate for these leases was 10.12 years and 3.55% at June 30, 2025, and 10.41 years 3.53% at December 31, 2024.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

	Balance Sheet	June 30,	December 31,
	Location	2025	2024
Assets:
Operating lease right-of-use assets	Other assets	$11,820	$11,951
Liabilities:
Operating lease liabilities	Other liabilities	$12,451	$12,472

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

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Lease costs:
Operating lease costs	$467	$468	$948	$919
Variable lease costs	20	26	36	56
Sublease income	(41)	—	(65)	—
Net lease cost	$446	$494	$919	$975
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$452	$439	$837	$860

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2025, were as follows (in thousands):

Amounts
Remainder of 2025	$939
2026	1,769
2027	1,528
2028	1,509
2029	1,448
Thereafter	8,041
Total future minimum lease payments	15,234
Amounts representing interest	(2,783)
Present value of net future minimum lease payments	$12,451

Note 12. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Rules”) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the Basel III Rules, a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1 (“CET1”), and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At June 30, 2025, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the “well capitalized” regulatory classification.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the six months ended June 30, 2025, the Bank paid $3.0 million in dividends to the Company, and the Company has paid a quarterly common stock dividend of $0.08 per share.  The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at June 30, 2025, and December 31, 2024 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$495,344	11.04%	$359,042	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	433,782	9.67%	269,281	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	433,782	9.67%	201,961	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	433,782	8.25%	210,421	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$504,645	11.25%	$358,702	8.00%	$448,377	10.00%
Tier 1 Capital (to Risk Weighted Assets)	466,919	10.41%	269,026	6.00%	358,702	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	466,919	10.41%	201,770	4.50%	291,445	6.50%
Tier 1 Capital (to Average Assets)[2]	466,919	8.88%	210,261	4.00%	262,827	5.00%

December 31, 2024
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$470,635	11.10%	$339,044	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	254,283	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	190,712	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	413,616	8.29%	199,585	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$478,368	11.30%	$338,774	8.00%	$423,467	10.00%
Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	254,080	6.00%	338,774	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	190,560	4.50%	275,253	6.50%
Tier 1 Capital (to Average Assets)	445,159	8.94%	199,214	4.00%	249,017	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), presented net of tax, were as follows (in thousands):

	Three Months Ended June 30, 2025
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, March 31, 2025	$(18,669)	$(512)	$(282)	$(184)	$(19,647)

Other comprehensive income (loss)	2,142	—	(9)	150	2,283
Amounts reclassified from other comprehensive income	3	23	(1)	65	90
Net other comprehensive income (loss) during period	2,145	23	(10)	215	2,373

Ending balance, June 30, 2025	$(16,524)	$(489)	$(292)	$31	$(17,274)

	Three Months Ended June 30, 2024
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, March 31, 2024	$(26,122)	$(606)	$(6)	$(691)	$(27,425)

Other comprehensive income (loss)	1,482	—	(14)	68	1,536
Amounts reclassified from other comprehensive income	—	24	105	(38)	91
Net other comprehensive income (loss) during period	1,482	24	91	30	1,627

Ending balance, June 30, 2024	$(24,640)	$(582)	$85	$(661)	$(25,798)

	Six Months Ended June 30, 2025
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2024	$(22,350)	$(534)	$(166)	$(621)	$(23,671)

Other comprehensive income (loss)	5,823	—	(124)	475	6,174
Amounts reclassified from other comprehensive income	3	45	(2)	177	223
Net other comprehensive income (loss) during period	5,826	45	(126)	652	6,397

Ending balance, June 30, 2025	$(16,524)	$(489)	$(292)	$31	$(17,274)

	Six Months Ended June 30, 2024
					Accumulated
	Securities	Securities	Fair Value		Other
	Available-for-	Transferred to	Municipal	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Security Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2023	$(23,818)	$(632)	$(397)	$(1,060)	$(25,907)

Other comprehensive income (loss)	(822)	—	298	466	(58)
Amounts reclassified from other comprehensive income	—	50	184	(67)	167
Net other comprehensive income (loss) during period	(822)	50	482	399	109

Ending balance, June 30, 2024	$(24,640)	$(582)	$85	$(661)	$(25,798)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Segment Information

The Company, through the Bank, provides a broad range of financial services to individuals and companies through its offices in East and Middle Tennessee, Alabama and Florida. These services include, but are not limited to, primary deposit products are interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans. The Company’s operations are managed, and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment. This single segment is the General Banking Unit.

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

The table below provides information about the General Banking Unit. The most significant expenses to the General Banking Unit are deposit and other borrowing interest expense as well as employee compensation (in thousands):

	Banking Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$69,453	$61,285	$135,830	$121,067
Interest expense	29,110	28,471	57,248	56,532
Net interest income	40,343	32,814	78,582	64,535
Provision for credit losses	2,411	883	3,391	443
Net interest income after provision for credit losses	37,932	31,931	75,191	64,092
Noninterest income:
Service charges on deposit accounts	1,766	1,692	3,502	3,304
Loss on sale of securities	(4)	—	(4)	—
Mortgage banking	633	348	1,126	628
Investment services	1,440	1,302	3,209	2,682
Insurance commissions	1,554	1,284	2,967	2,387
Interchange and debit card transaction fees, net	1,342	1,343	2,562	2,596
Other	2,167	1,635	4,133	4,387
Total noninterest income	8,898	7,604	17,495	15,984
Noninterest expense:
Salaries and employee benefits	19,602	17,261	38,836	33,900
Occupancy and equipment	3,432	3,324	6,829	6,720
FDIC insurance	992	825	1,952	1,740
Other real estate and loan related expense	757	538	1,415	1,123
Advertising and marketing	390	295	772	597
Data processing and technology	2,651	2,452	5,309	4,916
Professional services	1,153	1,064	2,521	1,989
Amortization of intangibles	566	608	1,135	1,220
Other	3,026	2,834	6,097	5,549
Total noninterest expense	32,569	29,201	64,866	57,754
Income before income tax expense	14,261	10,334	27,820	22,322
Income tax expense	2,556	2,331	4,861	4,962
Net income	$11,705	$8,003	$22,959	$17,360

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this Quarterly Report on Form 10-Q (this “report”) and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Tennessee), including the effects of inflationary pressures, changes in interest rates, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), slowdowns in economic growth or recession, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	adverse developments in the banking industry and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;

●	the impact of recently enacted and future legislation and regulation on our business;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market, including as a result of increased remote working, which may be exacerbated by recent developments in generative artificial intelligence;
●	results of examinations by our primary regulators, the TDFI, the Federal Reserve, and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, as well as legislative, tax and regulatory changes that impact the money supply and inflation;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	changes in accounting principles, policies, or guidelines;
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to our corporate responsibility strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit; and

●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the second quarter and first six months of 2025:

●	Net income totaled $11.7 million, or $0.69 per diluted common share, during the second quarter of 2025 compared to $8.0 million, or $0.48 per diluted common share, for the same period in 2024.
●	Net income totaled $23.0 million, or $1.36 per diluted common share, during the first six months of 2025 compared to $17.4 million, or $1.03 per diluted common share, for the same period in 2024.
●	Annualized return on average assets for the three months ended June 30, 2025, and 2024 was 0.88% and 0.66%, respectively.
●	Annualized return on average assets for the six months ended June 30, 2025, and 2024 was 0.87% and 0.72%, respectively.
●	Net organic loans and leases increased year-to-date for 2025, with net loans and leases increasing $215.4 million from December 31, 2024.
●	Deposit growth of $185.6 million from December 31, 2024.

Selected Financial Information

The following is a summary of certain financial information for the three and six month periods ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024 (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Income Statement:
Interest income	$69,453	$61,285	$8,168	$135,830	$121,067	$14,763
Interest expense	29,110	28,471	639	57,248	56,532	716
Net interest income	40,343	32,814	7,529	78,582	64,535	14,047
Provision for credit losses	2,411	883	1,528	3,391	443	2,948
Net interest income after provision for credit losses	37,932	31,931	6,001	75,191	64,092	11,099
Noninterest income	8,898	7,604	1,294	17,495	15,984	1,511
Noninterest expense	32,569	29,201	3,368	64,866	57,754	7,112
Income before income taxes	14,261	10,334	3,927	27,820	22,322	5,498
Income tax expense	2,556	2,331	225	4,861	4,962	(101)
Net income	$11,705	$8,003	$3,702	$22,959	$17,360	$5,599

Per Share Data:
Basic income per common share	$0.70	$0.48	$0.22	$1.37	$1.03	$0.34
Diluted income per common share	$0.69	$0.48	$0.21	$1.36	$1.03	$0.33

Performance Ratios:
Return on average assets	0.88%	0.66%	0.22%	0.87%	0.72%	0.15
Return on average shareholders' equity	9.19%	6.90%	2.29%	9.18%	7.53%	1.65

	June 30,	December 31,
	2025	2024	Change
Balance Sheet:
Loans and leases, net	$4,084,286	$3,868,917	$215,369
Deposits	4,872,120	4,686,483	185,637

Analysis of Results of Operations

Second quarter of 2025 compared to 2024

Net income was $11.7 million, or $0.69 per diluted common share, for the second quarter of 2025, compared to $8.0 million, or $0.48 per diluted common share, for the second quarter of 2024.  For the three months ended June 30, 2025, when compared to the comparable period in 2024, the increase in net income of $3.7 million was due to an increase in net interest income after provision for loan and lease losses of $6.0 million and other noninterest income of $1.3 million, offset by an increase in noninterest expense of $3.4 million and an increase in income tax expense of $225 thousand.  The tax equivalent net interest margin was 3.29% for the second quarter of 2025, compared to 2.97% for the second quarter of 2024. Noninterest income to average assets was 0.67% for the second quarter of 2025, increasing from 0.63% for the second quarter of 2024. Noninterest expense to average assets increased to 2.44% in the second quarter of 2025, from 2.41% in the second quarter of 2024.

First six months of 2025 compared to 2024

Net income totaled $23.0 million, or $1.36 per diluted common share, for the six months ended 2025, compared to $17.4 million, or $1.03 per diluted common share, for the six months ended 2024.  The increase in net income of $5.6 million for this period was primarily from the increases in net interest income after provision for loan and lease losses of $11.1 million and noninterest income of $1.5 million, offset by an increase of $7.1 million in noninterest expense.  The tax equivalent net interest margin was 3.25% for the first six months of 2025, compared to 2.91% for the first six months of 2024. Noninterest income to average assets was 0.66% for the first six months of 2025 and 2024.   Noninterest expense to average assets increased to 2.46% in the first six months of 2025, from 2.38% in the first six months of 2024.

Net Interest Income and Yield Analysis

Second quarter of 2025 compared to 2024

Net interest income, taxable equivalent, increased to $40.7 million for the second quarter of 2025, up from $33.2 million for the second quarter of 2024. Net interest income increased due to higher loan and lease balances, higher yields on these assets, and lower cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.49 billion for the second quarter of 2024, to $4.96 billion for the second quarter of 2025, primarily from the increase in our average loan and lease balances, which was offset by decreases in average securities and average cash balances. Over this period, average loan and lease balances increased by $546.2 million and average interest-bearing deposits increased by $432.7 million.  Average securities decreased by $15.3 million, average federal funds sold and other interest earning assets decreased by $70.8 million, average borrowings decreased by $4.9 million and noninterest-bearing deposits increased by $9.7 million. The tax equivalent net interest margin increased to 3.29% for the second quarter of 2025, compared to 2.97% for the second quarter of 2024. The yield on earning assets increased from 5.52% for the second quarter of 2024, to 5.65% for the second quarter of 2025, primarily due the deployment of excess cash and cash equivalents into loans and leases. The cost of average interest-bearing deposits decreased from 3.23% for the second quarter of 2024, to 2.95% for the second quarter of 2025, primarily due to the decrease in rates by the Federal Reserve.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2025			2024
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$4,050,485	$61,294	6.07%	$3,504,265	$51,110	5.87%
Taxable securities	562,660	4,848	3.46%	580,517	5,320	3.69%
Tax-exempt securities[2]	66,223	500	3.03%	63,690	447	2.82%
Federal funds sold and other earning assets	275,647	3,161	4.60%	346,459	4,759	5.52%
Total interest-earning assets	4,955,015	69,803	5.65%	4,494,931	61,636	5.52%
Noninterest-earning assets	405,804			383,697
Total assets	$5,360,819			$4,878,628

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$835,394	3,785	1.82%	$983,433	5,950	2.43%
Money market and savings deposits	2,104,236	15,762	3.00%	1,909,125	16,529	3.48%
Time deposits	914,658	8,754	3.84%	528,985	4,960	3.77%
Total interest-bearing deposits	3,854,288	28,301	2.95%	3,421,543	27,439	3.23%
Borrowings	7,783	70	3.61%	12,684	148	4.69%
Subordinated debt	39,714	739	7.46%	42,129	884	8.44%
Total interest-bearing liabilities	3,901,785	29,110	2.99%	3,476,356	28,471	3.29%
Noninterest-bearing deposits	898,428			888,693
Other liabilities	49,539			47,208
Total liabilities	4,849,752			4,412,257
Shareholders' equity	511,067			466,371
Total liabilities and shareholders’ equity	$5,360,819			$4,878,628
Net interest income, taxable equivalent		$40,693			$33,165
Interest rate spread			2.66%			2.22%
Tax equivalent net interest margin			3.29%			2.97%

Percentage of average interest-earning assets to average interest-bearing liabilities			126.99%			129.30%
Percentage of average equity to average assets			9.53%			9.56%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $245 thousand and $257 thousand for the three months ended June 30, 2025, and 2024, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $105 thousand and $94 thousand for the three months ended June 30, 2025, and 2024, respectively.

First six months of 2025 compared to 2024

Net interest income, taxable equivalent, increased to $79.3 million for the first six months of 2025, up from $65.0 million for the first six months of 2024. Net interest income was positively impacted, compared to the prior year, primarily by the increase in balances of loans and leases and the increase in yield/rate on interest-earning assets and the decrease in the cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.50 billion for the first six months of 2024 to $4.91 billion for the first six months of 2025, primarily because of the Company’s continued organic loan and lease growth, offset by decreases in our average securities and average cash balances. Over this period, average loan and lease balances increased by $515.0 million and average interest-bearing deposits increased by $391.1 million.  Average securities decreased by $40.6 million, average federal funds sold and other interest earning assets decreased by $59.0, average borrowings decreased by $4.0 million and noninterest-bearing deposits increased by $10.5 million.  The tax equivalent net interest margin increased to 3.25% for the first six months of 2025, compared to 2.91% for the first six months of 2024. The yield on earning assets increased from 5.44% for the first six months of 2024, to 5.61% for the first six months of 2025, primarily due to the deployment of excess cash and cash equivalents into loans and leases. The cost of average interest-bearing deposits decreased from 3.19% for the first six months of 2024 to 2.93% for the first six months of 2025, primarily due to the decrease in rates by the Federal Reserve.

	Six Months Ended June 30,
	2025			2024

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1,2]	$3,996,192	$119,302	6.02%	$3,481,187	$101,130	5.84%
Taxable Securities	559,306	9,623	3.47%	600,661	9,869	3.30%
Tax-exempt securities[3]	64,663	948	2.96%	63,925	892	2.81%
Federal funds and other earning assets	291,219	6,647	4.60%	350,186	9,620	5.52%
Total interest-earning assets	4,911,380	136,520	5.61%	4,495,959	121,511	5.44%
Noninterest-earning assets	405,832			381,964
Total assets	$5,317,212			$4,877,923

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$841,077	7,528	1.80%	$989,790	12,010	2.44%
Money market and savings deposits	2,084,296	30,826	2.98%	1,906,990	32,677	3.45%
Time deposits	897,889	17,282	3.88%	535,389	9,787	3.68%
Total interest-bearing deposits	3,823,262	55,636	2.93%	3,432,169	54,474	3.19%
Borrowings	8,000	140	3.53%	11,964	276	4.64%
Subordinated debt	39,703	1,472	7.48%	42,118	1,782	8.51%
Total interest-bearing liabilities	3,870,965	57,248	2.98%	3,486,251	56,532	3.26%
Noninterest-bearing deposits	891,293			880,767
Other liabilities	50,394			47,146
Total liabilities	4,812,652			4,414,164
Shareholders' equity	504,560			463,759
Total liabilities and shareholders’ equity	$5,317,212			$4,877,923
Net interest income, taxable equivalent		$79,272			$64,979
Interest rate spread			2.62%			2.17%
Tax equivalent net interest margin			3.25%			2.91%

Percentage of average interest-earning assets to average interest-bearing liabilities			126.88%			128.96%
Percentage of average equity to average assets			9.49%			9.51%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $491 thousand and $257 thousand for the six months ended June 30, 2025, and 2024, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $199 thousand and $187 thousand for the six months ended June 30, 2025 and 2024, respectively.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Service charges on deposit accounts	$1,766	$1,692	$74	$3,502	$3,304	$198
Loss on sale of securities	(4)	—	(4)	(4)	—	(4)
Mortgage banking	633	348	285	1,126	628	498
Investment services	1,440	1,302	138	3,209	2,682	527
Insurance commissions	1,554	1,284	270	2,967	2,387	580
Interchange and debit card transaction fees, net	1,342	1,343	(1)	2,562	2,596	(34)
Other	2,167	1,635	532	4,133	4,387	(254)
Total noninterest income	$8,898	$7,604	$1,294	$17,495	$15,984	$1,511

Second quarter of 2025 compared to 2024

Noninterest income increased by $1.3 million during the second quarter of 2025 compared to the same period in 2024. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in mortgage banking, driven by increased volume;
●	Increase in insurance commissions, driven by organic growth; and
●	Increase in other, primarily related to fees from capital markets activity.

First six months of 2025 compared to 2024

Noninterest income increased by $1.5 million during the first six months of 2025 compared to the same period in 2024. This change in total noninterest income primarily resulted from the following:

~~●~~	Increase in mortgage banking, driven by increased volume;
●	Increase in investment services from a higher volume of investment activity; and
●	Increase in insurance commissions, driven by organic growth.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Salaries and employee benefits	$19,602	$17,261	$2,341	$38,836	$33,900	$4,936
Occupancy and equipment	3,432	3,324	108	6,829	6,720	109
FDIC insurance	992	825	167	1,952	1,740	212
Other real estate and loan-related expense	757	538	219	1,415	1,123	292
Advertising and marketing	390	295	95	772	597	175
Data processing and technology	2,651	2,452	199	5,309	4,916	393
Professional services	1,153	1,064	89	2,521	1,989	532
Amortization of intangibles	566	608	(42)	1,135	1,220	(85)
Other	3,026	2,834	192	6,097	5,549	548
Total noninterest expense	$32,569	$29,201	$3,368	$64,866	$57,754	$7,112

Second quarter of 2025 compared to 2024

Noninterest expense increased by $3.4 million in the second quarter of 2025 as compared to the same period in 2024. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to increased salaries from franchise growth.

First six months of 2025 compared to 2024

Noninterest expense increased by $7.1 million in the first six months of 2025 as compared to the same period in 2024. The change in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to increased salaries from franchise growth;
●	Increase in professional services, primarily due to increases in audit fees, advisory board fees and consulting expenses; and
●	Increase in other, related to overall franchise growth.

Taxes

Second quarter of 2025 compared to 2024

In the second quarter of 2025 income tax expense totaled $2.6 million as compared to $2.3 million in same period of 2024.  The effective tax rate was approximately 17.9% in the second quarter of 2025 compared to 22.6% in the second quarter of 2024.  The decrease is primarily related to the Bank’s Real Estate Investment Trust.

First six months of 2025 compared to 2024

In the first six months of 2025 income tax expense totaled $4.9 million compared to $5.0 million in the first six months of 2024.  The effective tax rate was approximately 17.5% for first six months of 2025 compared to 22.2% for the six months ended 2024. The decrease is primarily related to the Bank’s Real Estate Investment Trust.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding of approximately $4.08 billion at June 30, 2025, compared to $3.87 billion at December 31, 2024. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

The following table summarizes the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	June 30,	Gross	December 31,	Gross
	2025	Total	2024	Total
Commercial real estate:
Non-owner occupied	$1,114,133	26.9%	$1,080,404	27.5%
Owner occupied	958,989	23.3%	867,678	22.2%
Consumer real estate	803,270	19.5%	741,836	19.0%
Construction and land development	391,155	9.5%	361,735	9.3%
Commercial and industrial	778,754	18.9%	775,620	19.9%
Leases	62,495	1.5%	64,878	1.7%
Consumer and other	15,266	0.4%	14,189	0.4%
Total loans and leases	4,124,062	100.0%	3,906,340	100.0%
Less: Allowance for credit losses	(39,776)		(37,423)
Loans and leases, net	$4,084,286		$3,868,917

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at June 30, 2025, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate:
Non-owner occupied	$112,885	$759,282	$215,436	$26,530	$1,114,133	$517,450	$483,798
Owner occupied	39,388	521,377	374,797	23,427	958,989	481,129	438,472
Consumer real estate-mortgage	60,350	252,834	96,728	393,358	803,270	269,799	473,121
Construction and land development	119,911	163,447	52,420	55,377	391,155	80,678	190,566
Commercial and industrial	276,557	398,548	80,909	22,740	778,754	338,796	163,401
Leases	2,841	59,654	—	—	62,495	59,654	—
Consumer and other	9,902	5,032	301	31	15,266	4,768	596
Total loans and leases	$621,834	$2,160,174	$820,591	$521,463	$4,124,062	$1,752,274	$1,749,954

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases, as a percentage of total gross loans and leases, net of deferred fees, was 0.19% as of June 30, 2025, and 0.20% December 31, 2024. Total nonperforming assets, as a percentage of total assets, was 0.19% as of June 30, 2025, and December 31, 2024.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days, and 90 days or more past due, excluding nonaccrual loans for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
June 30, 2025
Commercial real estate:
Non-owner occupied	$1,114,133	$246	0.02%	$-	-	$246	0.02%
Owner occupied	958,989	1,444	0.15	-	-	1,444	0.15
Consumer real estate	803,270	883	0.11	-	-	883	0.11
Construction and land development	391,155	-	-	-	-	-	-
Commercial and industrial	778,754	905	0.12	-	-	905	0.12
Leases	62,495	1,344	2.15	-	-	1,344	2.15
Consumer and other	15,266	139	0.91	32	0.21	171	1.12
Total	$4,124,062	$4,961	0.12%	$32	-%	$4,993	0.12%

December 31, 2024
Commercial real estate:
Non-owner occupied	$1,080,404	$378	0.03%	$-	-%	$378	0.03%
Owner occupied	867,678	411	0.05	-	-	411	0.05
Consumer real estate	741,836	2,748	0.37	-	-	2,748	0.37
Construction and land development	361,735	523	0.14	-	-	523	0.14
Commercial and industrial	775,620	1,745	0.22	144	0.02	1,889	0.24
Leases	64,878	1,453	2.24	-	-	1,453	2.24
Consumer and other	14,189	118	0.83	18	0.13	136	0.96
Total	$3,906,340	$7,376	0.19%	$162	-%	$7,538	0.19%

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	June 30, 2025			December 31, 2024
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate:
Non-owner occupied	$1,114,133	$572	0.05%	$1,080,404	$514	0.05%
Owner occupied	958,989	915	0.10	867,678	906	0.10
Consumer real estate	803,270	1,233	0.15	741,836	1,995	0.27
Construction and land development	391,155	-	-	361,735	39	0.01
Commercial and industrial	778,754	2,612	0.34	775,620	1,820	0.23
Leases	62,495	2,556	4.09	64,878	2,433	3.75
Consumer and other	15,266	1	0.01	14,189	2	0.01
Total	$4,124,062	$7,889	0.19%	$3,906,340	$7,709	0.20%

Allowance for credit losses to nonaccrual loans		504.20%			485.45%

Allocation of the Allowance for Credit Losses

We maintain the allowance at a level that we deem appropriate to adequately cover change in the loan and lease portfolio. Our provision for credit losses for loans and leases for the six months ended June 30, 2025, was $2.6 million compared to $818 thousand in the same period of 2024, an increase of $1.8 million, driven by increase in loan and lease volume.  As of June 30, 2025, and December 31, 2024, our allowance for credit losses was $39.8 million and $37.4 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for credit loss as a percentage of total loans and leases was 0.96% at June 30, 2025, and December 31, 2024.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
June 30, 2025
Commercial real estate:
Non-owner occupied	$7,254	26.9%	$1,114,133	0.65%
Owner occupied	8,862	23.3	958,989	0.92
Consumer real estate	8,887	19.5	803,270	1.11
Construction and land development	4,450	9.5	391,155	1.14
Commercial and industrial	9,330	18.9	778,754	1.20
Leases	868	1.5	62,495	1.39
Consumer and other	125	0.4	15,266	0.82
Total	$39,776	100.0%	$4,124,062	0.96%

December 31, 2024
Commercial real estate:
Non-owner occupied	$6,972	27.5%	$1,080,404	0.65%
Owner occupied	8,341	22.2	867,678	0.96
Consumer real estate	8,355	19.0	741,836	1.13
Construction and land development	4,168	9.3	361,735	1.15
Commercial and industrial	8,552	19.9	775,620	1.10
Leases	919	1.7	64,878	1.42
Consumer and other	116	0.4	14,189	0.82
Total	$37,423	100.0%	$3,906,340	0.96%

The allowance associated with the individually evaluated loans and leases was approximately $3.9 million at June 30, 2025, and December 31, 2024.

Analysis of the Allowance for Credit Losses

The following is a summary of changes in the allowance for credit losses for the periods presented including the ratio of the allowance for credit losses to total loans and leases as of the end of each period (dollars in thousands):

								Ratio of Net (charge-offs)
		Provision for		Net (charge-offs)		Average		Recoveries to
		Credit Losses		Recoveries		Loans		Average Loans
Three Months Ended June 30, 2025
Commercial real estate
Non-owner occupied		$(72)		$-		$1,113,659		-%
Owner occupied		446		1		920,454		-
Consumer real estate		199		-		792,439		-
Construction and land development		296		-		373,569		-
Commercial and industrial		663		39		772,146		0.01
Leases		182		(156)		63,232		(0.25)
Consumer and other		33		(30)		14,986		(0.20)
Total		$1,747		$(146)		$4,050,485		-%

Three Months Ended June 30, 2024
Commercial real estate
Non-owner occupied		$564		$-		$954,929		-%
Owner occupied		192		31		813,458		-
Consumer real estate		265		32		664,675		-
Construction and land development		(1,208)		-		306,330		-
Commercial and industrial		745		(152)		680,489		(0.02)
Leases		258		(245)		70,669		(0.35)
Consumer and other		80		(75)		13,715		(0.55)
Total		$896		$(409)		$3,504,265		(0.01)%

Six Months Ended June 30, 2025
Commercial real estate:
Non-owner occupied		$282		$-		$1,098,731		-%
Owner occupied		518		3		908,116		-
Consumer real estate		532		-		781,818		-
Construction and land development		82		200		368,561		0.05
Commercial and industrial		775		3		761,796		0.00
Leases		295		(346)		62,385		(0.55)
Consumer and other		107		(98)		14,785		(0.66)
Total		$2,591		$(238)		$3,996,192		(0.01)%

Six Months Ended June 30, 2024
Commercial real estate:
Non-owner occupied		$172		$-		$950,269		-%
Owner occupied		161		33		806,473		-
Consumer real estate		290		4		660,297		-
Construction and land development		(937)		(441)		304,313		(0.14)
Commercial and industrial		637		(327)		676,007		(0.05)
Leases		352		(322)		70,203		(0.46)
Consumer and other		143		(141)		13,625		(1.03)
Total		$818		$(1,194)		$3,481,187		(0.03)%

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio increased from $609.0 million at December 31, 2024, to $626.7 million at June 30, 2025, primarily as a result of available-for-sale securities purchases. Our securities to asset ratio has decreased from 11.5% at December 31, 2024, to 11.4% at June 30, 2025.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at June 30, 2025 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$82,839	1.27%	$—	-%	$—	-%	$82,839	1.27%
U.S. Government agencies	—	-	79	5.37	34,421	5.77	—	-	34,500	5.77
State and political subdivisions	565	3.80	3,856	2.97	5,550	3.60	11,894	4.32	21,865	3.88
Other debt securities	4,250	4.98	11,754	8.81	23,819	4.82	500	4.50	40,323	6.00
Mortgage-backed securities	17	2.03	29,632	4.16	102,328	3.57	213,318	3.79	345,295	3.76
Total securities	$4,832	4.83	$128,160	2.68	$166,118	4.20	$225,712	3.82	$524,822	3.67

Held-to-maturity:
U.S. Treasury	$—	-%	$—	-%	$—	-%	$—	-%	$—	-%
U.S. Government agencies	—	-	6,140	1.86	41,354	1.86	—	-	47,494	1.86
State and political subdivisions	—	-	721	1.32	9,821	1.93	40,589	2.21	51,131	2.14
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,718	2.14	21,177	2.12	25,895	2.12
Total securities	$—	-	$6,861	1.80	$55,893	1.90	$61,766	2.18	$124,520	2.03
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts and certificates of deposit.. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2025, brokered deposits represented approximately 5.52% of total deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and six month periods ending June 30, 2025, and 2024, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$898,428	18.9%	—%	$888,693	20.6%	—%
Interest-bearing demand	835,394	17.6%	1.82%	983,433	22.8%	2.43%
Money market and savings	2,104,236	44.3%	3.00%	1,909,125	44.3%	3.48%
Time deposits	914,658	19.2%	3.84%	528,985	12.3%	3.77%
Total average deposits	$4,752,716	100.0%	2.39%	$4,310,236	100.0%	2.56%

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$891,293	18.9%	—%	$880,767	20.4%	—%
Interest-bearing demand	841,077	17.8%	1.80%	989,790	22.9%	2.44%
Money market and savings	2,084,296	44.3%	2.98%	1,906,990	44.3%	3.45%
Time deposits	897,889	19.0%	3.88%	535,389	12.4%	3.68%
Total average deposits	$4,714,555	100.0%	2.38%	$4,312,936	100.0%	2.54%

The Company believes its deposit product offerings are properly structured to attract and retain core deposit relationships. The average cost of interest-bearing deposits for the three months ended June 30, 2025, and 2024, was 2.95% and 3.23%, respectively. The cost decrease was primarily attributable to the rate decreases by the Federal Reserve.  The average cost of interest-bearing deposits for the six months ended June 30, 2025, and 2024, was 2.93% and 3.19%, respectively. The cost decrease was primarily attributable to rate decreases by the Federal Reserve.

Total deposits as of June 30, 2025, were $4.87 billion, which was an increase of $185.6 million from December 31, 2024.  This overall increase was driven primarily by increases in other time deposits of $95.2 million, money market deposits of $85.1 million and interest-bearing demand deposits of $7.1 million and the issuance of brokered deposits of $56.9 million, offset by a decline in noninterest demand deposits of $58.6 million. As of June 30, 2025, the Company had outstanding time deposits under $250,000 with balances of $636.9 million and time deposits over $250,000 with balances of $359.8 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

June 30,
2025
Three months or less	$127,495
Three to six months	79,558
Six to twelve months	123,693
More than twelve months	29,099
Total	$359,845

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be down-streamed as Tier 1 capital to the Bank. Borrowings totaled $7.0 million at June 30, 2025, and consisted of short-term borrowings of $4.0 million, and $3.0 million of securities sold under repurchase agreements. Long-term debt totaled $39.7 million at June 30, 2025, and December 31, 2024, respectively, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see “Part I - Item 1. Consolidated Financial Statements – Note 6 – Borrowings, Line of Credit and Subordinated Debt” of this report.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At June 30, 2025 and December 31, 2024, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time, we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements – Note 12 – Regulatory Matters” of this report.

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At June 30, 2025, we had $957.2 million of pre-approved but unused lines of credit and $19.5 million of standby letters of credit. These commitments generally have fixed expiration dates, and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements – Note 8 – Commitments and Contingent Liabilities” of this report.

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”) oversees market risk management and establishes risk measures, limits on policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive overview of the Company’s magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships. We utilize an independent third-party earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12-24 months. The model measures the impact on net interest income relative to a flat-rate case scenario of hypothetical fluctuations in interest rates over the next 12-24 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate, caps and floors is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. In addition, third parties will join the meetings of ALCO to provide feedback regarding future balance sheet structure, earnings and liquidity strategies. ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

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

Estimated % Change in Net Interest Income Over 12 Months
June 30, 2025:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(1.65)%
200 basis points increase	(3.27)%
100 basis points decrease	1.02%
200 basis points decrease	1.91%

Estimated % Change in Net Interest Income Over 12 Months
June 30, 2025:
12-month RAMP, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.68)%
200 basis points increase	(1.36)%
100 basis points decrease	0.39%
200 basis points decrease	0.73%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
June 30, 2025:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(1.22)%
200 basis points increase	(3.13)%
100 basis points decrease	2.76%
200 basis points decrease	3.97%

At June 30, 2025, our model results indicated that we were within our policy limits.

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

The Company has $4.8 million in securities that mature throughout the next 12 months. The Company also has unused borrowing capacity in the amount of $1.22 billion available with the Federal Reserve, Federal Home Loan Bank, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2025 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of June 30, 2025, we have purchased $8.5 million of the authorized $10.0 million and may purchase up to an additional $1.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended June 30, 2025.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
April 1, 2025 to April 30, 2025	—	$—	—	$1,546
May 1, 2025 to May 31, 2025	—	—	—	1,546
June 1, 2025 to June 30, 2025	—	—	—	1,546
Total	—	$—	—	$1,546

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	Not applicable
(b)	Not applicable
(c)	Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
10.1	The Third Amendment to Loan and Security Agreement, dated as of May 1, 2025, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 1, 2025.
10.2	The Amended and Restated Revolving Note, dated as of May 1, 2025, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed May 1, 2025.
10.3	SmartFinancial, Inc. Omnibus Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form 8-K filed May 22, 2025.
10.4	Form of Employee Restricted Stock Award Certificate	Filed herewith.
10.5	Form of Non-Employee Director Restricted Stock Award Certificate	Filed herewith.
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

SmartFinancial, Inc.

Date:	August 11, 2025	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	August 11, 2025	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)