Form 10-Q
period 2025-09-30
SMARTFINANCIAL INC.
filed 2025-11-07
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes  ☐    No  ☒

As of November 03, 2025, there were 17,028,001 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	September 30,	December 31,
	2025	2024*
ASSETS:
Cash and due from banks	$60,313	$96,508
Interest-bearing deposits with banks	462,766	277,005
Federal funds sold	34,048	14,057
Total cash and cash equivalents	557,127	387,570
Securities available-for-sale, at fair value	511,095	482,328
Securities held-to-maturity (fair value of $109.8 million at Sept.30, 2025 and $108.1 million at Dec. 31, 2024)	123,364	126,659
Other investments	14,888	14,740
Loans held for sale	9,855	5,996
Loans and leases	4,222,369	3,906,340
Less: Allowance for credit losses	(39,074)	(37,423)
Loans and leases, net	4,183,295	3,868,917
Premises and equipment, net	89,250	91,093
Other real estate owned	—	179
Goodwill and other intangibles, net	95,807	104,723
Bank owned life insurance	118,610	115,917
Other assets	81,692	77,782
Total assets	$5,784,983	$5,275,904

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$931,477	$965,552
Interest-bearing demand	929,454	836,731
Money market and savings	2,218,313	2,039,560
Time deposits	971,653	844,640
Total deposits	5,050,897	4,686,483
Borrowings	1,301	8,135
Subordinated debt	138,604	39,684
Other liabilities	55,699	50,141
Total liabilities	5,246,501	4,784,443
Commitments and contingent liabilities - see Note 8	—	—
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 17,028,001 and 16,925,672 shares issued and outstanding, respectively	17,028	16,926
Additional paid-in capital	295,742	294,269
Retained earnings	236,380	203,824
Accumulated other comprehensive loss	(10,781)	(23,671)
Total shareholders' equity attributable to SmartFinancial Inc. and Subsidiary	538,369	491,348
Non-controlling interest - preferred stock of subsidiary	113	113
Total shareholders' equity	538,482	491,461
Total liabilities and shareholders' equity	$5,784,983	$5,275,904

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loans and leases, including fees	$64,282	$54,738	$183,094	$155,611
Securities:
Taxable	4,876	5,233	14,499	15,101
Tax-exempt	441	350	1,190	1,056
Federal funds sold and other earning assets	4,919	3,635	11,565	13,255
Total interest income	74,518	63,956	210,348	185,023
Interest expense:
Deposits	30,464	27,350	86,100	81,824
Borrowings	14	709	155	985
Subordinated debt	1,610	865	3,082	2,647
Total interest expense	32,088	28,924	89,337	85,456
Net interest income	42,430	35,032	121,011	99,567
Provision for credit losses	227	2,575	3,618	3,018
Net interest income after provision for credit losses	42,203	32,457	117,393	96,549
Noninterest income:
Service charges on deposit accounts	1,831	1,780	5,333	5,084
Loss on sale of securities, net	(3,715)	—	(3,719)	—
Mortgage banking	709	410	1,835	1,038
Investment services	1,690	1,881	4,899	4,563
Insurance commissions	1,049	1,477	4,016	3,865
Interchange and debit card transaction fees, net	1,338	1,349	3,900	3,945
Gain on sale of SBK Insurance ("SBKI")	3,955	—	3,955	—
Other	1,780	2,242	5,914	6,627
Total noninterest income	8,637	9,139	26,133	25,122
Noninterest expense:
Salaries and employee benefits	19,544	18,448	58,380	52,348
Occupancy and equipment	3,468	3,423	10,298	10,144
FDIC insurance	1,025	825	2,977	2,565
Other real estate and loan related expense	969	460	2,383	1,582
Advertising and marketing	454	327	1,226	924
Data processing and technology	2,594	2,519	7,903	7,435
Professional services	1,123	1,201	3,643	3,190
Amortization of intangibles	536	604	1,671	1,824
Restructuring expenses	1,310	—	1,310	—
Other	2,846	3,039	8,945	8,587
Total noninterest expense	33,869	30,846	98,736	88,599
Income before income tax expense	16,971	10,750	44,790	33,072
Income tax expense	3,285	1,610	8,146	6,572
Net income	$13,686	$9,140	$36,644	$26,500
Earnings per common share:
Basic	$0.82	$0.55	$2.18	$1.58
Diluted	$0.81	$0.54	$2.17	$1.57
Weighted average common shares outstanding:
Basic	16,781,236	16,726,658	16,775,970	16,782,200
Diluted	16,908,920	16,839,998	16,886,153	16,874,316

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$13,686	$9,140	$36,644	$26,500
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains on securities available-for-sale	4,995	12,193	12,846	11,084
Tax effect	(1,290)	(3,150)	(3,318)	(2,863)
Reclassification adjustment for amortization of unrealized gains included in other comprehensive income on securities transferred from available-for-sale to held-to-maturity	28	33	88	101
Tax effect	(8)	(8)	(23)	(26)
Reclassification adjustment for realized losses, net included in net income	3,715	—	3,719	—
Tax effect	(960)	—	(961)	—
Unrealized gains on securities available-for-sale, net of tax	6,480	9,068	12,351	8,296
Fair value hedging activities:
Unrealized gains (losses) on fair value municipal security hedges	26	(928)	(141)	(30)
Tax effect	(7)	239	36	8
Reclassification adjustment for realized (gains) included in net income	(4)	(142)	(7)	(391)
Tax effect	1	38	2	102
Unrealized gains (losses) on fair value hedged instruments arising during the period, net of tax	16	(793)	(110)	(311)
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	(4)	258	636	886
Tax effect	1	(68)	(164)	(229)
Reclassification adjustment for realized losses (gains) included in net income	—	(24)	239	(114)
Tax effect	—	8	(62)	30
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	(3)	174	649	573

Total other comprehensive income	6,493	8,449	12,890	8,558
Comprehensive income	$20,179	$17,589	$49,534	$35,058

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – (Unaudited)

For the Three and Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands, except for share data)

					Accumulated	Non-controlling
					Other	Interest - Preferred
	Common Stock		Additional	Retained	Comprehensive	Stock of
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Subsidiary	Total
Balance, December 31, 2023	16,988,879	$16,989	$295,699	$173,105	$(25,907)	$—	$459,886
Net income	—	—	—	26,500	—	—	26,500
Other comprehensive income	—	—	—	—	8,558	—	8,558
Common stock issued pursuant to:
Stock options exercised	6,192	6	62	—	—	—	68
Restricted stock, net of forfeitures	78,757	79	(79)	—	—	—	—
Restricted stock, withheld for taxes	(11,259)	(12)	(208)	—	—	—	(220)
Stock compensation expense	—	—	1,266	—	—	—	1,266
Common stock dividend ($0.24 per share)	—	—	—	(4,068)	—	—	(4,068)
Repurchases of common stock	(136,195)	(136)	(2,831)	—	—		(2,967)
Balance, September 30, 2024	16,926,374	$16,926	$293,909	$195,537	$(17,349)	$—	$489,023

Balance, December 31, 2024	16,925,672	$16,926	$294,269	$203,824	$(23,671)	$113	$491,461
Net income	—	—	—	36,644	—	—	36,644
Other comprehensive income	—	—	—	—	12,890	—	12,890
Common stock issued pursuant to:
Stock options exercised	10,148	10	144	—	—	—	154
Restricted stock, net of forfeitures	101,313	101	(101)	—	—	—	—
Restricted stock, withheld for taxes	(9,132)	(9)	(282)	—	—	—	(291)
Stock compensation expense	—	—	1,712	—	—	—	1,712
Common stock dividend ($0.24 per share)	—	—	—	(4,088)	—	—	(4,088)
Balance, September 30, 2025	17,028,001	$17,028	$295,742	$236,380	$(10,781)	$113	$538,482

Balance, June 30, 2024	16,925,902	$16,926	$293,586	$187,751	$(25,798)	$—	$472,465
Net income	—	—	—	9,140	—	—	9,140
Other comprehensive income	—	—	—	—	8,449	—	8,449
Common stock issued pursuant to:
Stock options exercised	1,692	2	24	—	—	—	26
Restricted stock, net of forfeitures	4,000	4	(4)	—	—	—	—
Restricted stock, withheld for taxes	(5,220)	(6)	(69)	—	—	—	(75)
Stock compensation expense	—	—	372	—	—	—	372
Common stock dividend ($0.08 per share)	—	—	—	(1,354)	—	—	(1,354)
Balance, September 30, 2024	16,926,374	$16,926	$293,909	$195,537	$(17,349)	$—	$489,023

Balance, June 30, 2025	17,017,547	$17,018	$295,209	$224,061	$(17,274)	$113	$519,127
Net income	—	—	—	13,686	—	—	13,686
Other comprehensive income	—	—	—	—	6,493	—	6,493
Common stock issued pursuant to:
Stock options exercised	5,945	6	84	—	—	—	90
Restricted stock, net of forfeitures	5,192	5	(5)	—	—	—	—
Restricted stock, withheld for taxes	(683)	(1)	(24)	—	—	—	(25)
Stock compensation expense	—	—	478	—	—	—	478
Common stock dividends ($0.08 per share)	—	—	—	(1,367)	—	—	(1,367)
Balance, September 30, 2025	17,028,001	$17,028	$295,742	$236,380	$(10,781)	$113	$538,482

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$36,644	$26,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,277	6,900
Amortization of intangible assets	1,671	1,824
Provision for credit losses	3,618	3,018
Stock compensation expense	1,712	1,266
Loss on sale of securities available-for-sale	3,719	—
Deferred income tax (benefit) expense	(146)	628
Increase in cash surrender value of bank-owned life insurance	(2,693)	(1,591)
Net losses from sale and write-downs of other real estate owned and other repossessed assets	508	569
Net gains from mortgage banking	(1,753)	(950)
Origination of loans held for sale	(31,481)	(41,010)
Proceeds from sales of loans held for sale	29,375	40,574
Gain from sale of SBKI	(3,955)	—
Net loss (gain) from sale/disposal of fixed assets	14	(1,647)
Net change in:
Accrued interest receivable	(846)	(198)
Accrued interest payable	2,374	250
Other assets	1,286	3,361
Other liabilities	(1,130)	(3,478)
Net cash provided by operating activities	45,194	36,016
Cash flows from investing activities:
Available-for-sale:
Proceeds from sales	99,966	—
Proceeds from maturities, calls and paydowns	55,084	36,816
Purchases	(171,820)	(119,935)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	1,756	151,881
Proceeds from sales of other investments	1,041	348
Purchases of other investments	(4,766)	(7,407)
Purchases of bank-owned life insurance	—	(20,000)
Proceeds from sale of SBKI, net of transaction cost	11,107	—
Net increase in loans and leases	(319,864)	(279,709)
Proceeds from sale of fixed assets	123	4,698
Purchases of premises and equipment	(2,035)	(5,072)
Proceeds from sale of other real estate owned and other repossessed assets	1,807	2,083
Net cash used in investing activities	(327,601)	(236,297)
Cash flows from financing activities:
Net increase in deposits	364,442	54,693
Net decrease in securities sold under agreements to repurchase	(2,833)	(1,082)
Proceeds from borrowings	1,000	155,000
Repayment of borrowings	(5,000)	(160,500)
Cash dividends paid	(4,088)	(4,068)
Issuance of subordinated debt, net of issuance costs	98,580	—
Issuance of common stock	154	68
Restricted shares withheld for taxes	(291)	(220)
Repurchases of common stock	—	(2,967)
Net cash provided by financing activities	451,964	40,924
Net change in cash and cash equivalents	169,557	(159,357)
Cash and cash equivalents, beginning of period	387,570	352,271
Cash and cash equivalents, end of period	$557,127	$192,914
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$86,963	$85,207
Net cash paid during the period for income taxes	9,116	6,724
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	790	2,959
Acquisition of real estate through foreclosure	—	179
Acquisition of other repossessed assets	2,544	3,896
Financed sales of other repossessed assets	1,101	618
Write-off of goodwill due to sale of SBKI	(5,773)	—

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

Note 2. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the three and nine months ended September 30, 2025, and 2024, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic earnings per share computation:
Net income available to common shareholders	$13,686	$9,140	$36,644	$26,500
Average common shares outstanding – basic	16,781,236	16,726,658	16,775,970	16,782,200
Basic earnings per share	$0.82	$0.55	$2.18	$1.58
Diluted earnings per share computation:
Net income available to common shareholders	$13,686	$9,140	$36,644	$26,500
Average common shares outstanding – basic	16,781,236	16,726,658	16,775,970	16,782,200
Incremental shares from assumed conversions:
Stock options and restricted stock	127,684	113,340	110,183	92,116
Average common shares outstanding - diluted	16,908,920	16,839,998	16,886,153	16,874,316
Diluted earnings per common share	$0.81	$0.54	$2.17	$1.57

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

The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM are summarized as follows (in thousands):

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$31,823	$—	$(2,231)	$29,592
U.S. Government-sponsored enterprises (GSEs)	19,446	88	(130)	19,404
Municipal securities	34,403	316	(489)	34,230
Other debt securities	25,938	214	(1,221)	24,931
Mortgage-backed securities (GSEs)	413,054	2,973	(13,089)	402,938
Total	$524,664	$3,591	$(17,160)	$511,095

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$47,181	$—	$(5,243)	$41,938
Municipal securities	50,866	—	(5,575)	45,291
Mortgage-backed securities (GSEs)	25,317	—	(2,795)	22,522
Total	$123,364	$—	$(13,613)	$109,751

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$83,330	$—	$(7,104)	$76,226
U.S. Government-sponsored enterprises (GSEs)	38,917	453	(182)	39,188
Municipal securities	18,277	—	(587)	17,690
Other debt securities	41,321	252	(2,138)	39,435
Mortgage-backed securities (GSEs)	330,839	515	(21,565)	309,789
Total	$512,684	$1,220	$(31,576)	$482,328

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$48,112	$—	$(7,335)	$40,777
Municipal securities	51,652	—	(7,037)	44,615
Mortgage-backed securities (GSEs)	26,895	—	(4,207)	22,688
Total	$126,659	$—	$(18,579)	$108,080

At September 30, 2025 and December 31, 2024, securities with a carrying value totaling approximately $404.6 million and $432.6 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On investments for the three and nine months ended September 30, 2025, the Company recorded gross realized gains of $210 thousand and gross realized losses of $3.9 million, respectively.  For the three and nine months ended September 30, 2024, there were no realized gross gains or gross losses recorded, respectively.

The amortized cost and estimated fair value of securities at September 30, 2025, by contractual maturity for non-mortgage-backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$565	$565
Due from one year to five years	42,394	40,137
Due from five years to ten years	44,204	43,102
Due after ten years	24,447	24,353
	111,610	108,157
Mortgage-backed securities	413,054	402,938
Total	$524,664	$511,095

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	7,793	7,280
Due from five years to ten years	54,371	48,334
Due after ten years	35,883	31,615
	98,047	87,229
Mortgage-backed securities	25,317	22,522
Total	$123,364	$109,751

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities AFS and HTM have been in a continuous unrealized loss position (in thousands):

	September 30, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$29,592	$(2,231)	4	$29,592	$(2,231)	4
U.S. Government-sponsored enterprises (GSEs)	6,665	(22)	3	6,116	(108)	5	12,781	(130)	8
Municipal securities	7,345	(286)	3	9,654	(203)	13	16,999	(489)	16
Other debt securities	2,481	(10)	2	13,789	(1,211)	12	16,270	(1,221)	14
Mortgage-backed securities (GSEs)	99,010	(705)	35	137,777	(12,384)	69	236,787	(13,089)	104
Total	$115,501	$(1,023)	43	$196,928	$(16,137)	103	$312,429	$(17,160)	146

	September 30, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$41,938	$(5,243)	13	$41,938	$(5,243)	13
Municipal securities	3,483	(289)	4	41,808	(5,286)	33	45,291	(5,575)	37
Mortgage-backed securities (GSEs)	—	—	—	22,522	(2,795)	5	22,522	(2,795)	5
Total	$3,483	$(289)	4	$106,268	$(13,324)	51	$109,751	$(13,613)	55

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$76,226	$(7,104)	9	$76,226	$(7,104)	9
U.S. Government-sponsored enterprises (GSEs)	9,069	(80)	4	4,813	(102)	4	13,882	(182)	8
Municipal securities	5,579	(59)	8	11,322	(528)	17	16,901	(587)	25
Other debt securities	4,425	(36)	3	28,294	(2,102)	24	32,719	(2,138)	27
Mortgage-backed securities (GSEs)	80,111	(939)	39	160,129	(20,626)	83	240,240	(21,565)	122
Total	$99,184	$(1,114)	54	$280,784	$(30,462)	137	$379,968	$(31,576)	191

	December 31, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$40,777	$(7,335)	13	$40,777	$(7,335)	13
Municipal securities	—	—	—	44,615	(7,037)	35	44,615	(7,037)	35
Mortgage-backed securities (GSEs)	—	—	—	22,688	(4,207)	5	22,688	(4,207)	5
Total	$—	$—	—	$108,080	$(18,579)	53	$108,080	$(18,579)	53

For any securities classified as AFS that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those AFS securities that have an unrealized loss at September 30, 2025, and it is not likely that they will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of AFS securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with available-for-sale securities at September 30, 2025, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at September 30, 2025.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s HTM portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. Treasury securities in addition to U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The HTM state and municipal securities are primarily general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of September 30, 2025, continue to perform as scheduled and we do not believe an allowance for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity.  At September 30, 2025, all debt securities classified as held-to-maturity, with a published rating, were rated A+ or higher by the ratings agencies.  Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses (“ACL”)

There were no past due or nonaccrual AFS or HTM securities at September 30, 2025, or December 31, 2024.  Accrued interest receivable is excluded from the estimate of credit losses and based on the analysis of the underlying risk

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit losses related to AFS or HTM securities recorded during the three and nine months ended September 30, 2025, and 2024, respectively, because the ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.  As of September 30, 2025, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	September 30,	December 31,
	2025	2024
Federal Reserve Bank stock	$9,618	$9,045
Federal Home Loan Bank stock	4,920	5,345
First National Bankers Bank stock	350	350
Total	$14,888	$14,740

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	September 30,	December 31,
	2025	2024
Commercial real estate:
Non-owner occupied	$1,136,080	$1,080,404
Owner occupied	1,012,088	867,678
Consumer real estate	811,150	741,836
Construction and land development	390,691	361,735
Commercial and industrial	794,751	775,620
Leases	60,301	64,878
Consumer and other	17,308	14,189
Total loans and leases	4,222,369	3,906,340
Less: Allowance for credit losses	(39,074)	(37,423)
Loans and leases, net	$4,183,295	$3,868,917

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

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Three Months Ended September 30, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,254	$8,862	$8,887	$4,450	$9,330	$868	$125	$39,776
Charged-off loans and leases	—	—	(6)	—	(930)	(83)	(126)	(1,145)
Recoveries of charge-offs	—	2	45	—	25	—	20	92
Provision charged to expense (1)	(13)	15	(297)	(358)	325	542	137	351
Ending balance	$7,241	$8,879	$8,629	$4,092	$8,750	$1,327	$156	$39,074

	Three Months Ended September 30, 2024
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,018	$8,612	$7,543	$3,496	$7,234	$670	$117	$34,690
Charged-off loans and leases	—	—	—	—	(430)	(924)	(72)	(1,426)
Recoveries of charge-offs	—	1	—	—	40	8	23	72
Provision charged to expense (2)	(1)	(56)	(14)	222	785	1,291	46	2,273
Ending balance	$7,017	$8,557	$7,529	$3,718	$7,629	$1,045	$114	$35,609

	Nine Months Ended September 30, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,972	$8,341	$8,355	$4,168	$8,552	$919	$116	$37,423
Charged-off loans and leases	—	—	(6)	—	(1,049)	(432)	(259)	(1,746)
Recoveries of charge-offs	—	5	45	200	147	3	55	455
Provision charged to expense (1)	269	533	235	(276)	1,100	837	244	2,942
Ending balance	$7,241	$8,879	$8,629	$4,092	$8,750	$1,327	$156	$39,074

	Nine Months Ended September 30, 2024
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,846	$8,418	$7,249	$4,874	$6,924	$640	$115	$35,066
Charged-off loans and leases	—	—	—	(441)	(853)	(1,246)	(263)	(2,803)
Recoveries of charge-offs	—	34	4	—	136	8	73	255
Provision charged to expense (2)	171	105	276	(715)	1,422	1,643	189	3,091
Ending balance	$7,017	$8,557	$7,529	$3,718	$7,629	$1,045	$114	$35,609

(1)	In the provision expense in the consolidated statements of income there was a release of $124 thousand and a provision of $676 thousand of unfunded commitments through the provision for credit losses not reflected in the three and nine months ended September 30, 2025.
(2)	In the provision expense in the consolidated statements of income was a provision of $302 thousand and a release of $73 thousand of unfunded commitments through the provision for credit losses not reflected in the three and nine months ended September 30, 2024.

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for credit losses on loan and lease for the three and nine months ended September 30, 2025, was $351 thousand and $2.9 million, respectively, and $2.3 million and $3.1 million, during the three and nine months ended September 30, 2024, respectively.  As of September 30, 2025, and December 31, 2024, our

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

allowance for credit losses was $39.1 million and $37.4 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.93% at September 30, 2025, and 0.96% at December 31, 2024.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Commercial real estate - non-owner occupied
Pass	$124,946	$233,475	$126,608	$276,107	$179,892	$147,953	$14,959	$116	$1,104,056
Watch	1,186	87	10,305	3,125	16,141	-	-	-	30,844
Special mention	-	-	-	-	-	-	-	-	-
Substandard	176	432	-	-	340	232	-	-	1,180
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	126,308	233,994	136,913	279,232	196,373	148,185	14,959	116	1,136,080
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate - owner occupied
Pass	155,777	165,321	115,897	279,376	142,186	128,083	11,709	43	998,392
Watch	-	3,091	3,017	1,141	-	648	848	-	8,745
Special mention	-	-	-	-	-	-	-	-	-
Substandard	1,135	-	-	-	3,254	562	-	-	4,951
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	156,912	168,412	118,914	280,517	145,440	129,293	12,557	43	1,012,088
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	107,691	138,512	95,138	154,512	72,839	83,742	153,429	652	806,515
Watch	-	-	-	-	104	550	1,344	-	1,998
Special mention	-	-	-	-	-	47	-	-	47
Substandard	-	169	12	59		2,010	340	-	2,590
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	107,691	138,681	95,150	154,571	72,943	86,349	155,113	652	811,150
YTD gross charge-offs	-	-	-	-	-	-	(6)	-	(6)

Construction and land development
Pass	166,023	162,356	23,530	12,990	6,211	8,492	6,914	3,740	390,256
Watch	205	-	-	50	153	-	-	-	408
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	27	-	-	-	27
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	166,228	162,356	23,530	13,040	6,391	8,492	6,914	3,740	390,691
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	109,803	99,828	95,626	98,273	35,345	33,700	310,369	449	783,393
Watch	11	864	96	93	112	-	8,536	-	9,712
Special mention	-	-	-	-	-	-	-	-	-
Substandard	175	7	31	-	1,316	-	117	-	1,646
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	109,989	100,699	95,753	98,366	36,773	33,700	319,022	449	794,751
YTD gross charge-offs	-	-	(52)	(623)	(200)	(174)	-	-	(1,049)

Leases
Pass(1)	17,713	18,265	11,641	10,676	1,586	420	-	-	60,301
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	17,713	18,265	11,641	10,676	1,586	420	-	-	60,301
YTD gross charge-offs	-	(218)	(194)	(3)	(1)	(16)	-	-	(432)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2025
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Consumer and other
Pass	4,875	2,024	955	287	253	409	8,444	-	17,247
Watch	-	4	-	-	-	-	-	-	4
Special mention	-	-	-	-	-	-	-	-	-
Substandard	51	5	-	1	-	-	-	-	57
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	4,926	2,033	955	288	253	409	8,444	-	17,308
YTD gross charge-offs	(19)	(87)	(33)	(31)	(19)	(70)	-	-	(259)

Total loans
Pass(1)	686,828	819,781	469,395	832,221	438,312	402,799	505,824	5,000	4,160,160
Watch	1,402	4,046	13,418	4,409	16,510	1,198	10,728	-	51,711
Special mention	-	-	-	-	-	47	-	-	47
Substandard	1,537	613	43	60	4,937	2,804	457	-	10,451
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$689,767	$824,440	$482,856	$836,690	$459,759	$406,848	$517,009	$5,000	$4,222,369
Total YTD gross charge-offs	$(19)	$(305)	$(279)	$(657)	$(220)	$(260)	$(6)	$-	$(1,746)

(1) Leases are not formally risk rated and classified as “Pass”. Balances include $3.3 million and $2.4 million of leases on nonaccrual as of September 30, 2025, and December 31, 2024, respectively.

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	September 30, 2025
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$432	$378	$—	$810	$1,135,270	$1,136,080
Owner occupied	526	237	598	1,361	1,010,727	1,012,088
Consumer real estate	592	800	833	2,225	808,925	811,150
Construction and land development	4	—	—	4	390,687	390,691
Commercial and industrial	1,769	1,055	1,834	4,658	790,093	794,751
Leases	964	88	3,015	4,067	56,234	60,301
Consumer and other	61	71	1	133	17,175	17,308
Total	$4,348	$2,629	$6,281	$13,258	$4,209,111	$4,222,369

	December 31, 2024
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$378	$—	$263	$641	$1,079,763	1,080,404
Owner occupied	731	47	539	1,317	866,361	867,678
Consumer real estate	2,258	826	764	3,848	737,988	741,836
Construction and land development	523	—	—	523	361,212	361,735
Commercial and industrial	1,417	367	1,636	3,420	772,200	775,620
Leases	1,645	—	2,118	3,763	61,115	64,878
Consumer and other	96	24	18	138	14,051	14,189
Total	$7,048	$1,264	$5,338	$13,650	$3,892,690	$3,906,340

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at September 30, 2025, and December 31, 2024.  Also presented is the balance of loans on nonaccrual status at September 30, 2025, and December 31, 2024, for which there was no related allowance for credit losses recorded (in thousands):

	September 30, 2025			December 31, 2024
	Total	Nonaccrual	Loans Past Due	Total	Nonaccrual	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	With No Allowance	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	for Credit Losses	Still Accruing
Commercial real estate:
Non-owner occupied	$719	$—	$—	$514	$263	$—
Owner occupied	1,929	1,409	—	906	539	—
Consumer real estate	1,965	562	—	1,995	752	—
Construction and land development	—	—	—	39	—	—
Commercial and industrial	1,994	—	129	1,820	—	144
Leases	3,311	—	—	2,433	—	—
Consumer and other	52	—	—	2	—	18
Total	$9,970	$1,971	$129	$7,709	$1,554	$162

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	September 30, 2025
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$432	$—	$432
Owner occupied	4,394	—	4,394
Consumer real estate	837	—	837
Construction and land development	—	—	—
Commercial and industrial	—	2,469	2,469
Leases	—	1,270	1,270
Consumer and other	—	—	—
Total	$5,663	$3,739	$9,402

	December 31, 2024
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$733	$—	$733
Owner occupied	4,636	—	4,636
Consumer real estate	1,139	—	1,139
Construction and land development	262	—	262
Commercial and industrial	—	2,286	2,286
Leases	—	534	534
Consumer and other	—	—	—
Total	$6,770	$2,820	$9,590

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2025, and 2024, respectively. (dollars in thousands):

			Payment Delay
	Payment	Term	and Term
Three Months Ended September 30, 2025	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	107	—	107
Construction and land development	—	—	—	—
Commercial and industrial	—	62	—	62
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$169	$—	$169

Nine Months Ended September 30, 2025
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	163	—	163
Construction and land development	—	—	—	—
Commercial and industrial	—	81	—	81
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$244	$—	$244

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			Payment Delay
	Payment	Term	and Term
Three Months Ended September 30, 2024	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	83	—	83
Construction and land development	—	—	—	—
Commercial and industrial	—	27	—	27
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$110	$—	$110

Nine Months Ended September 30, 2024
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	226	—	226
Consumer real estate	—	83	—	83
Construction and land development	—	—	—	—
Commercial and industrial	—	27	—	27
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$336	$—	$336

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025, and 2024, respectively. (dollars in thousands):

Weighted-Average
Term
Extension
Three Months Ended September 30, 2025	(in months)
Commercial real estate:
Non-owner occupied	—
Owner occupied	—
Consumer real estate	118
Construction and land development	—
Commercial and industrial	61
Leases	—
Consumer and other	—

Nine Months Ended September 30, 2025
Commercial real estate:
Non-owner occupied	—
Owner occupied	—
Consumer real estate	118
Construction and land development	—
Commercial and industrial	55
Leases	—
Consumer and other	—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Weighted-Average
Term
Extension
Three Months Ended September 30, 2024	(in months)
Commercial real estate:
Non-owner occupied	—
Owner occupied	62
Consumer real estate	—
Construction and land development	—
Commercial and industrial	38
Leases	—
Consumer and other	—

Nine Months Ended September 30, 2024
Commercial real estate:
Non-owner occupied	—
Owner occupied	64
Consumer real estate	62
Construction and land development	—
Commercial and industrial	38
Leases	—
Consumer and other	—

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2025, and were modified in the twelve months prior to that default. (dollars in thousands):

Payment Delay
	Payment	Term	and Term
Three Months Ended September 30, 2025	Delay	Extension	Extension	Total
Commercial real estate	$—	$—	$—	$—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	19	—	19
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$19	$—	$19

Nine Months Ended September 30, 2025
Commercial real estate	$—	$—	$—	$—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	19	—	19
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$19	$—	$19

No loan modifications made to borrowers experiencing financial difficulty in the past twelve months defaulted during the three and nine months ended September 30, 2024.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified in the last twelve months, (in thousands):

	September 30, 2025
			90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—
Owner occupied	—	—	—	299	299
Consumer real estate	107	—	—	56	163
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	81	81
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$107	$—	$—	$436	$543

Foreclosure Proceedings and Balances:

As of September 30, 2025, there was no residential real estate property secured by real estate included in other real estate owned and there was one residential real estate loan in the process of foreclosure.

Note 5. Goodwill and Intangible Assets

In accordance with FASB ASC No. 2021-03, “Goodwill and Other (Topic 350),” regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year, or more frequently if conditions warrant it.  There were no conditions present to test goodwill at September 30, 2025.

The Company’s other intangible assets consist of core deposit intangibles and customer relationship intangibles. They are initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits and the leasing company’s client list is amortized over 8 years. During the third quarter of 2025, the Company sold SBKI (see Note 15 – Sale of Insurance Company for more information) and its customer relationship intangibles written off.

The carrying amount of goodwill at September 30, 2025, was $90.4 million and $96.1 million at December 31, 2024. The reduction was from the write-off of goodwill from the sale of SBKI.

	September 30,	December 31,
	2025	2024
Goodwill:
Balance, beginning of period	$96,145	$96,145
Write-off of goodwill from sale of SBKI	(5,773)	—
Balance, end of the period	$90,372	$96,145

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other intangible assets as of the dates indicated is summarized below (in thousands):

	Core Deposit	Customer Relationships
Amortized other intangible assets:	Intangibles	Intangibles	Total
September 30, 2025:
Beginning balance January 1, 2025, gross	$17,470	$5,670	$23,140
Write-off of intangibles from sale of SBKI	-	(1,472)	(1,472)
Less: accumulated amortization	(12,655)	(3,578)	(16,233)
Balance, September 30, 2025, other intangible assets, net	$4,815	$620	$5,435

December 31, 2024:
Beginning balance January 1, 2024, gross	$17,470	$5,670	$23,140
Less: accumulated amortization	(11,435)	(3,127)	(14,562)
Balance, December 31, 2024, other intangible assets, net	$6,035	$2,543	$8,578

The aggregate amortization expense for other intangible assets for the three and nine months ended September 30, 2025, was $536 thousand and $1.7 million, respectively, and for the three and nine months ended September 30, 2024, was $604 thousand and $1.8 million, respectively.

As of September 30, 2025, the estimated aggregate amortization expense for future periods for other intangibles is as follows (in thousands):

Remainder of 2025	$478
2026	1,807
2027	1,664
2028	936
2029	505
Thereafter	45
Total	$5,435

Note 6. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At September 30, 2025, total borrowings were $1.3 million compared to $8.1 million at December 31, 2024.  Borrowings consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Securities sold under customer repurchase agreements	$1,301	$4,135
Other borrowings	—	4,000
Total	$1,301	$8,135

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $6.1 million and $6.5 million at September 30, 2025, and December 31, 2024, respectively. The average balance of repurchase agreements during the nine-month period ended September 30, 2025, and 2024 was

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

$3.3 million and $4.8 million, respectively.  The maximum month-end outstanding balance for the nine-month period ended September 30, 2025, and 2024 was $4.5 million and $5.8 million, respectively.

Other Borrowings:

The Company has a revolving line of credit for an aggregate amount of $35 million.  The maturity of the line of credit is May 1, 2027. At September 30, 2025, and December 31, 2024, $0 and $4.0 million, respectively, was outstanding under the line of credit.

Subordinated Debt:

On August 20, 2025, the Company issued $100 million of 7.25% fixed-to-floating rate subordinated notes (the "2025 Notes"), which were outstanding as of September 30, 2025. Unamortized debt issuance cost was $1.4 million at September 30, 2025.

The 2025 Notes have a stated maturity of September 1, 2035, are redeemable by the Company (i) in whole or in part, on or after September 1, 2030, and (ii) in full, at any time upon the occurrence of certain events. The 2025 Notes will bear interest at a fixed rate of 7.25% per year, from and including August 20, 2025, to, but excluding September 1, 2030, or earlier redemption date. From and including September 1, 2030, to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 385 basis points. As provided in the 2025 Notes, the interest rate on the 2025 Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR.

The unamortized debt issuance costs for the 2025 Notes totaled $1.4 million at September 30, 2025, and will be amortized through September 1, 2030. Amortization expense totaled $24 thousand for the three and nine months ended September 30, 2025.

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "2018 Notes"), which were outstanding as of September 30, 2025 and December 31, 2024. Unamortized debt issuance cost was $0 and $316 thousand at September 30, 2025 and December 31, 2024, respectively.  The unamortized debt issuance cost was written off as of September 30, 2025, and subsequently the 2018 Notes were retired on October 2, 2025.

Note 7. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and nine month periods ending September 30, 2025, was $545 thousand and $1.6 million, respectively.  The Company’s contribution to the Plan for the three and nine months ended September 30, 2024, was $504 thousand and $1.5 million, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s board of directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At September 30, 2025, the Company had one active equity incentive plan available for future grants, the Omnibus Incentive Plan, which was approved on May 22, 2025, and has 1,682,333 Rights available for future grants or awards.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s 2015 Stock Incentive Plan expired on March 23, 2025, and has no rights issued or outstanding at September 30, 2025.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2024	10,148	$15.05
Granted	—	—
Exercised	(10,148)	15.05
Forfeited	—	—
Outstanding at September 30, 2025	—	$—

At September 30, 2025, there are no outstanding stock options.

The Company did not recognize any stock option-based compensation expense during the three and nine months ended September 30, 2025, and 2024, respectively, as all stock options issued are fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plan.

Stock options of 5,945 and 10,148 shares were exercised during the three and nine month periods ended September 30, 2025, respectively. Stock options of 1,692 and 6,192 shares were exercised during the three and nine month periods ended September 30, 2024, respectively. The income tax benefit recognized for the exercise of options during the three and nine months ended September 30, 2025, was a benefit of $10 and $14 thousand, and for the three and nine months ended September 30, 2024, was a benefit of $0 and $14 thousand.

The intrinsic value of options exercised during the three and nine months ended September 30, 2025, was $129 thousand and $206 thousand, respectively.  The intrinsic value of options exercised during the three and nine months ended September 30, 2024, was $15 thousand and $69 thousand, respectively.  No stock options are outstanding or exercisable  at September 30, 2025. Cash received from options exercised under all share-based payment arrangements for the nine months ended September 30, 2025, was $154 thousand.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended September 30, 2025, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Outstanding at December 31, 2024	195,859	$23.02
Granted	105,075	35.29
Vested	(56,932)	22.37
Forfeited/expired	(3,762)	27.38
Outstanding at September 30, 2025	240,240	$28.47

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period.  The compensation expense for restricted stock awards during the three and nine months ended September 30, 2025, was $404 thousand and $1.6 million, respectively, and was $372 thousand and $1.3 million, during the three and nine months ended September 30, 2024, respectively.  As of September 30, 2025, there was $3.5 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.  The cost is expected to be recognized over a weighted average period of 2.35 years.  The grant-date fair value of restricted stock awards vested was $1.3 million for the nine months ended September 30, 2025.

Stock Appreciation Rights (“SARs”):

At September 30, 2025, there are no outstanding SARs.

There was no SARs compensation expense for the three and nine months ended September 30, 2025, and $41 thousand and $7 thousand for the three and nine months ended September 30, 2024.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	September 30,	December 31,
	2025	2024
Commitments to extend credit	$1,010,392	$828,755
Standby letters of credit	14,393	23,246

At September 30, 2025, and December 31, 2024, the allowance for credit losses for these off-balance sheet commitments was $3.2 million and $2.5 million, respectively. The provision expense (credit) related to the allowance for off-balance sheet commitments during the three and nine months ended September 30, 2025, was ($124) thousand and $676 thousand, respectively, and was $302 thousand and ($73) thousand, respectively, during the three and nine months ended September 30, 2024, respectively.

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At September 30, 2025 and December 31, 2024, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025:
Assets:
Securities available-for-sale:
U.S. Treasury	$29,592	$—	$29,592	$—
U.S. Government-sponsored enterprises (GSEs)	19,404	—	19,404	—
Municipal securities	34,230	—	34,230	—
Other debt securities	24,931	—	24,931	—
Mortgage-backed securities (GSEs)	402,938	—	402,938	—
Total securities available-for-sale	511,095	—	511,095	—

Derivative financial instruments and interest rate swap agreements	13,296	—	13,296	—
Total assets at fair value	$524,391	$—	$524,391	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,633	$—	$13,633	$—

December 31, 2024:
Assets:
Securities available-for-sale:
U.S. Treasury	$76,226	$—	$76,226	$—
U.S. Government-sponsored enterprises (GSEs)	39,188	—	39,188	—
Municipal securities	17,690	—	17,690	—
Other debt securities	39,435	—	39,435	—
Mortgage-backed securities (GSEs)	309,789	—	309,789	—
Total securities available-for-sale	482,328	—	482,328	—

Derivative financial instruments and interest rate swap agreements	12,135	—	12,135	—
Total assets at fair value	$494,463	$—	$494,463	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,198	$—	$13,198	$—

During the nine months ending September 30, 2025, and twelve months ended December 31, 2024, there were no transfers between Level 1 and Level 2 or into or out of Level 3 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025:
Collateral-dependent loans	$1,840	$—	$—	$1,840

December 31, 2024:
Collateral-dependent loans	$1,813	$—	$—	$1,813

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
September 30, 2025:
Collateral-dependent loans	$1,840	Appraisal	Appraisal discounts	70%

December 31, 2024:
Collateral-dependent loans	$1,813	Appraisal	Appraisal discounts	68%

Collateral-dependent loans: A collateral-dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on all collateral-dependent loans was $4.4 million as of September 30, 2025, and $3.9 million at December 31, 2024.

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
September 30, 2025:
Assets:
Cash and cash equivalents	$557,127	$557,127	$—	$—	$557,127
Securities available-for-sale	511,095	—	511,095	—	511,095
Securities held-to-maturity	123,364	—	109,751	—	109,751
Other investments	14,888	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	4,193,150	—	—	4,129,313	4,129,313
Derivative financial instruments and interest rate swap agreements	13,296	—	13,296	—	13,296

Liabilities:
Noninterest-bearing demand deposits	931,477	—	931,477	—	931,477
Interest-bearing demand deposits	929,454	—	929,454	—	929,454
Money market and savings deposits	2,218,313	—	2,218,313	—	2,218,313
Time deposits	971,653	—	973,984	—	973,984
Borrowings	1,301	—	1,301	—	1,301
Subordinated debt	138,604	—	—	137,666	137,666
Derivative financial instruments and interest rate swap agreements	13,633	—	13,633	—	13,633

December 31, 2024:
Assets:
Cash and cash equivalents	$387,570	$387,570	$—	$—	$387,570
Securities available-for-sale	482,328	—	482,328	—	482,328
Securities held-to-maturity	126,659	—	108,080		108,080
Other investments	14,740	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,874,913	—	—	3,768,452	3,768,452
Derivative financial instruments and interest rate swap agreements	12,135	—	12,135	—	12,135

Liabilities:
Noninterest-bearing demand deposits	965,552	—	965,552	—	965,552
Interest-bearing demand deposits	836,731	—	836,731	—	836,731
Money market and savings deposits	2,039,560	—	2,039,560	—	2,039,560
Time deposits	844,640	—	844,694	—	844,694
Borrowings	8,135	—	8,135	—	8,135
Subordinated debt	39,684	—	—	38,043	38,043
Derivative financial instruments and interest rate swap agreements	13,198	—	13,198	—	13,198

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
September 30, 2025:
Interest rate swap agreements - securities	Other liabilities	0.95	4.31%	SOFR	$51,507	$(373)

December 31, 2024:
Interest rate swap agreements - securities	Other liabilities	1.70	4.31%	SOFR	$51,507	$(224)

The effects of the Company’s fair value hedge relationships reported in interest income on taxable securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income on taxable securities	$4,872	$5,091	$14,492	$14,710
Effects of fair value hedge relationships	4	142	7	391
Reported interest income on taxable securities	$4,876	$5,233	$14,499	$15,101

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gain (loss) on fair value hedging relationship	2025	2024	2025	2024
Interest rate swap agreements - securities:
Hedged items	$(22)	$(1,069)	$148	$(955)
Derivative designated as hedging instruments	22	1,069	(148)	955
Carry amount of hedged assets - mortgage-backed securities	49,328	48,886	49,328	48,886

Derivatives Designated as Cash Flow Hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk.  At inception, a statistical regression analysis is prepared to determine hedge effectiveness.  At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately.  The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss).  Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At September 30, 2025, the Company estimates that there will not be any reclassifications into interest income or interest expense over the next 12 months.

At September 30, 2025 and December 31, 2024, cash flow hedges are as follows (in thousands):

	September 30, 2025			December 31, 2024
	Balance Sheet	Notional	Estimated	Balance Sheet	Notional	Estimated
	Location	Amount	Fair Value	Location	Amount	Fair Value
Cash flow hedges:
Assets	Other assets	$100,000	$35	Other assets	$-	$-
Assets	Other liabilities	-	-	Other liabilities	100,000	(559)
Liabilities	Other assets	-	-	Other assets	-	-
Liabilities	Other liabilities	-	-	Other liabilities	150,000	(280)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Three Months Ended September 30, 2025
Interest rate swaps - Assets	$(4)	Interest income	$—
Interest rate swaps - Liabilities	—	Interest expense	—

Three Months Ended September 30, 2024
Interest rate swaps - Assets	$1,177	Interest income	$(203)
Interest rate swaps - Liabilities	(943)	Interest expense	227

Nine Months Ended September 30, 2025
Interest rate swaps - Assets	$595	Interest income	$(2)
Interest rate swaps - Liabilities	280	Interest expense	(237)

Nine Months Ended September 30, 2024
Interest rate swaps - Assets	$532	Interest income	$(610)
Interest rate swaps - Liabilities	240	Interest expense	724

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total interest income	$74,518	$64,159	$210,350	$185,633
Effects of cash flow hedge relationships	—	(203)	(2)	(610)
Reported total interest income	$74,518	$63,956	$210,348	$185,023

Total interest expense	$32,088	$29,151	$89,100	$86,180
Effects of cash flow hedge relationships	—	(227)	237	(724)
Reported total interest expense	$32,088	$28,924	$89,337	$85,456

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

At September 30, 2025, and December 31, 2024, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	September 30, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$511,076	$13,261	$393,268	$12,135
Liabilities	511,076	(13,261)	393,268	(12,135)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest rate swap agreements	$254	$1,103	$1,252	$1,378

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At September 30, 2025, and December 31, 2024, collateral totaling $150 thousand was pledged to the derivative counterparties to comply with collateral requirements.

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

The lease agreements have maturity dates ranging from October 2025 to May 2044, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term and weighted average discount rate for these leases was 9.85 years and 3.58% at September 30, 2025, and 10.41 years 3.53% at December 31, 2024.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

	Balance Sheet	September 30,	December 31,
	Location	2025	2024
Assets:
Operating lease right-of-use assets	Other assets	$11,547	$11,951
Liabilities:
Operating lease liabilities	Other liabilities	$12,128	$12,472

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

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease costs:
Operating lease costs	$500	$468	$1,448	$919
Variable lease costs	30	26	66	56
Sublease income	(49)	—	(114)	—
Net lease cost	$481	$494	$1,400	$975
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$547	$439	$1,384	$860

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2025, were as follows (in thousands):

Amounts
Remainder of 2025	$474
2026	1,802
2027	1,545
2028	1,499
2029	1,448
Thereafter	8,041
Total future minimum lease payments	14,809
Amounts representing interest	(2,681)
Present value of net future minimum lease payments	$12,128

Note 12. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Rules”) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the Basel III Rules, a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1 (“CET1”), and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At September 30, 2025, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the “well capitalized” regulatory classification.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the nine months ended September 30, 2025, the Bank paid $8.0 million in dividends to the Company, and the Company has paid a quarterly common stock dividend of $0.08 per share. In addition, the Company made a $45 million contribution to the Bank from the proceeds received in the issuance of subordinated debt during the third quarter of 2025.  The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at September 30, 2025, and December 31, 2024 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$614,298	13.31%	$369,144	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	454,671	9.85%	276,858	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	454,671	9.85%	207,644	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	454,671	8.21%	221,619	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$567,837	12.37%	$367,372	8.00%	$459,215	10.00%
Tier 1 Capital (to Risk Weighted Assets)	530,814	11.56%	275,529	6.00%	367,372	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	530,814	11.56%	206,647	4.50%	298,490	6.50%
Tier 1 Capital (to Average Assets)[2]	530,814	9.59%	221,414	4.00%	276,767	5.00%

December 31, 2024
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$470,635	11.10%	$339,044	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	254,283	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	190,712	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	413,616	8.29%	199,585	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$478,368	11.30%	$338,774	8.00%	$423,467	10.00%
Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	254,080	6.00%	338,774	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	190,560	4.50%	275,253	6.50%
Tier 1 Capital (to Average Assets)	445,159	8.94%	199,214	4.00%	249,017	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), presented net of tax, were as follows (in thousands):

	Three Months Ended September 30, 2025
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, June 30, 2025	$(16,524)	$(489)	$(292)	$31	$(17,274)

Other comprehensive income (loss)	3,708	—	19	(3)	3,724
Amounts reclassified from other comprehensive income	2,752	20	(3)	—	2,769
Net other comprehensive income (loss) during period	6,460	20	16	(3)	6,493

Ending balance, September 30, 2025	$(10,064)	$(469)	$(276)	$28	$(10,781)

	Three Months Ended September 30, 2024
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, June 30, 2024	$(24,640)	$(582)	$85	$(661)	$(25,798)

Other comprehensive income (loss)	9,043	—	(689)	190	8,544
Amounts reclassified from other comprehensive income	—	25	(104)	(16)	(95)
Net other comprehensive income (loss) during period	9,043	25	(793)	174	8,449

Ending balance, September 30, 2024	$(15,597)	$(557)	$(708)	$(487)	$(17,349)

	Nine Months Ended September 30, 2025
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2024	$(22,350)	$(534)	$(166)	$(621)	$(23,671)

Other comprehensive income (loss)	9,531	—	(105)	472	9,898
Amounts reclassified from other comprehensive income	2,755	65	(5)	177	2,992
Net other comprehensive income (loss) during period	12,286	65	(110)	649	12,890

Ending balance, September 30, 2025	$(10,064)	$(469)	$(276)	$28	$(10,781)

	Nine Months Ended September 30, 2024
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2023	$(23,818)	$(632)	$(397)	$(1,060)	$(25,907)

Other comprehensive income (loss)	8,221	—	(22)	657	8,856
Amounts reclassified from other comprehensive income	—	75	(289)	(84)	(298)
Net other comprehensive income (loss) during period	8,221	75	(311)	573	8,558

Ending balance, September 30, 2024	$(15,597)	$(557)	$(708)	$(487)	$(17,349)

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

The table below provides information about the General Banking Unit. The most significant expenses to the General Banking Unit are deposit and other borrowing interest expense as well as employee compensation (in thousands):

	Banking Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$74,518	$63,956	$210,348	$185,023
Interest expense	32,088	28,924	89,337	85,456
Net interest income	42,430	35,032	121,011	99,567
Provision for credit losses	227	2,575	3,618	3,018
Net interest income after provision for credit losses	42,203	32,457	117,393	96,549
Noninterest income:
Service charges on deposit accounts	1,831	1,780	5,333	5,084
Loss on sale of securities	(3,715)	—	(3,719)	—
Mortgage banking	709	410	1,835	1,038
Investment services	1,690	1,881	4,899	4,563
Insurance commissions	1,049	1,477	4,016	3,865
Interchange and debit card transaction fees, net	1,338	1,349	3,900	3,945
Gain on sale of SBKI	3,955	—	3,955	—
Other	1,780	2,242	5,914	6,627
Total noninterest income	8,637	9,139	26,133	25,122
Noninterest expense:
Salaries and employee benefits	19,544	18,448	58,380	52,348
Occupancy and equipment	3,468	3,423	10,298	10,144
FDIC insurance	1,025	825	2,977	2,565
Other real estate and loan related expense	969	460	2,383	1,582
Advertising and marketing	454	327	1,226	924
Data processing and technology	2,594	2,519	7,903	7,435
Professional services	1,123	1,201	3,643	3,190
Amortization of intangibles	536	604	1,671	1,824
Restructuring expenses	1,310	—	1,310	—
Other	2,846	3,039	8,945	8,587
Total noninterest expense	33,869	30,846	98,736	88,599
Income before income tax expense	16,971	10,750	44,790	33,072
Income tax expense	3,285	1,610	8,146	6,572
Net income	$13,686	$9,140	$36,644	$26,500

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15. Sale of Insurance Company

On September 5, 2025, SmartBank, a wholly-owned subsidiary of the Company, sold 100% of the equity interests of SBKI and ceased to provide insurance-related activities for the Company.   The sales price totaled $11.5 million and resulted in an after-tax gain, net of transaction cost, of approximately $2.9 million.,

Gross purchase price pursuant to purchase agreement	$11,500
Write-off of goodwill and intangibles	(7,245)
Working capital adjustment settled at closing	33
Net purchase price	4,288
Transaction cost	(333)
Gain on sale of SBKI	$3,955

Based on management’s review of ASC 205-20-45, the sale of SBKI was determined not to have met all the necessary criteria to be considered discontinued operations at, or prior to, the time of the sale.

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this Quarterly Report on Form 10-Q (this “report”) and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Tennessee), including the effects of inflationary pressures, changes in interest rates, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), slowdowns in economic growth or recession, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	adverse developments in the banking industry and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;

●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business;
●	the impact of the current federal government shutdown;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market, including as a result of increased remote working, which may be exacerbated by recent developments in generative artificial intelligence;
●	results of examinations by our primary regulators, the TDFI, the Federal Reserve, and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, as well as legislative, tax and regulatory changes that impact the money supply and inflation;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	changes in accounting principles, policies, or guidelines;
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to our corporate responsibility strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;

●	the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the third quarter and first nine months of 2025:

●	Net income totaled $13.7 million, or $0.81 per diluted common share, during the third quarter of 2025 compared to $9.1 million, or $0.54 per diluted common share, for the same period in 2024.
●	Net income totaled $36.6 million, or $2.17 per diluted common share, during the first nine months of 2025 compared to $26.5 million, or $1.57 per diluted common share, for the same period in 2024.
●	Annualized return on average assets for the three months ended September 30, 2025, and 2024 was 0.96% and 0.74%, respectively.
●	Annualized return on average assets for the nine months ended September 30, 2025, and 2024 was 0.90% and 0.72%, respectively.
●	Net organic loans and leases increased year-to-date for 2025, with net loans and leases increasing $314.4 million from December 31, 2024.
●	Deposit growth of $364.4 million from December 31, 2024.
●	During the quarter SmartBank, a wholly owned subsidiary of the Company, sold 100% of the equity interest of SBK Insurance (“SBKI”), the transaction resulted in a pre-tax gain of $4.0 million.
●	Repositioned $85 million of available-for-sale securities during the quarter, resulting in a pre-tax loss of $3.9 million.
●	$100 million subordinated debt issuance during the quarter to retire existing $40 million subordinated debt and fund additional growth.

Selected Financial Information

The following is a summary of certain financial information for the three and nine month periods ended September 30, 2025 and 2024 and as of September 30, 2025, and December 31, 2024 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Income Statement:
Interest income	$74,518	$63,956	$10,562	$210,348	$185,023	$25,325
Interest expense	32,088	28,924	3,164	89,337	85,456	3,881
Net interest income	42,430	35,032	7,398	121,011	99,567	21,444
Provision for credit losses	227	2,575	(2,348)	3,618	3,018	600
Net interest income after provision for credit losses	42,203	32,457	9,746	117,393	96,549	20,844
Noninterest income	8,637	9,139	(502)	26,133	25,122	1,011
Noninterest expense	33,869	30,846	3,023	98,736	88,599	10,137
Income before income taxes	16,971	10,750	6,221	44,790	33,072	11,718
Income tax expense	3,285	1,610	1,675	8,146	6,572	1,574
Net income	$13,686	$9,140	$4,546	$36,644	$26,500	$10,144

Per Share Data:
Basic income per common share	$0.82	$0.55	$0.27	$2.18	$1.58	$0.61
Diluted income per common share	$0.81	$0.54	$0.26	$2.17	$1.57	$0.60

Performance Ratios:
Return on average assets	0.96%	0.74%	0.22%	0.90%	0.72%	0.17%
Return on average shareholders' equity	10.33%	7.60%	2.74%	9.57%	7.55%	2.02%

	September 30,	December 31,
	2025	2024	Change
Balance Sheet:
Loans and leases, net	$4,183,295	$3,868,917	$314,378
Deposits	5,050,897	4,686,483	364,414

Analysis of Results of Operations

Third quarter of 2025 compared to 2024

Net income was $13.7 million, or $0.81 per diluted common share, for the third quarter of 2025, compared to $9.1 million, or $0.54 per diluted common share, for the third quarter of 2024.  For the three months ended September 30, 2025, when compared to the comparable period in 2024, the increase in net income of $4.5 million was due to an increase in net interest income after provision for loan and lease losses of $9.7 million, offset by a decrease in noninterest income of $502 thousand, an increase in noninterest expense of $3.0 million and an increase in income tax expense of $1.7 million.  The tax equivalent net interest margin was 3.25% for the third quarter of 2025, compared to 3.11% for the third quarter of 2024. Noninterest income to average assets was 0.61% for the third quarter of 2025, decreasing from 0.74% for the third quarter of 2024. Noninterest expense to average assets decreased to 2.38% in the third quarter of 2025, from 2.50% in the third quarter of 2024.

First nine months of 2025 compared to 2024

Net income totaled $36.6 million, or $2.17 per diluted common share, for the nine months ended September 30, 2025, compared to $26.5 million, or $1.57 per diluted common share, for the nine months ended September 30, 2024.  The increase in net income of $10.1 million for this period was primarily from the increases in net interest income after provision for loan and lease losses of $20.8 million and noninterest income of $1.0 million, offset by an increase of $10.1 million in noninterest expense and $1.6 million in income tax expense.  The tax equivalent net interest margin was 3.25% for the first nine months of 2025, compared to 2.97% for the first nine months of 2024. Noninterest income to average assets was 0.64% for the first nine months of 2025, compared to 0.69% for the first nine months of 2024.  Noninterest expense to average assets increased to 2.43% in the first nine months of 2025, from 2.42% in the first nine months of 2024.

Net Interest Income and Yield Analysis

Third quarter of 2025 compared to 2024

Net interest income, taxable equivalent, increased to $42.8 million for the third quarter of 2025, up from $35.4 million for the third quarter of 2024. Net interest income increased due to higher loan and lease balances, higher yields on these assets, and lower cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.53 billion for the third quarter of 2024, to $5.23 billion for the third quarter of 2025, primarily from the increase in our average loan and lease balances and average cash balances, which was offset by decreases in average securities balances. Over this period, average loan and lease balances increased by $536.6 million and average interest-bearing deposits increased by $658.4 million.  Average federal funds sold and other interest earning assets increased by $161.0 million, average securities decreased by $1.8 million, average borrowings decreased by $49.2 million, average subordinated debt increased by $44.3 million and noninterest-bearing deposits increased by $15.1 million. The tax equivalent net interest margin increased to 3.25% for the third quarter of 2025, compared to 3.11% for the third quarter of 2024. The yield on earning assets increased from 5.65% for the third quarter of 2024, to 5.68% for the third quarter of 2025, primarily due the deployment of excess cash and cash equivalents into loans and leases. The cost of average interest-bearing deposits decreased from 3.20% for the third quarter of 2024, to 2.98% for the third quarter of 2025, primarily due to the decrease in rates by the Federal Reserve.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2025			2024
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$4,171,444	$64,526	6.14%	$3,634,808	$54,993	6.02%
Taxable securities	556,894	4,876	3.47%	564,978	5,233	3.68%
Tax-exempt securities[2]	69,843	558	3.17%	63,561	443	2.77%
Federal funds sold and other earning assets	428,209	4,919	4.56%	267,252	3,634	5.41%
Total interest-earning assets	5,226,390	74,879	5.68%	4,530,599	64,303	5.65%
Noninterest-earning assets	408,560			381,306
Total assets	$5,634,950			$4,911,905

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$869,690	4,048	1.85%	$925,307	5,289	2.27%
Money market and savings deposits	2,186,245	16,693	3.03%	1,917,301	16,608	3.45%
Time deposits	1,005,800	9,723	3.84%	560,699	5,453	3.87%
Total interest-bearing deposits	4,061,735	30,464	2.98%	3,403,307	27,350	3.20%
Borrowings	4,351	14	1.28%	53,592	709	5.26%
Subordinated debt	85,113	1,610	7.50%	40,846	865	8.42%
Total interest-bearing liabilities	4,151,199	32,088	3.07%	3,497,745	28,924	3.29%
Noninterest-bearing deposits	900,079			884,938
Other liabilities	57,843			50,580
Total liabilities	5,109,121			4,433,263
Shareholders' equity	525,829			478,642
Total liabilities and shareholders’ equity	$5,634,950			$4,911,905
Net interest income, taxable equivalent		$42,791			$35,379
Interest rate spread			2.62%			2.36%
Tax equivalent net interest margin			3.25%			3.11%

Percentage of average interest-earning assets to average interest-bearing liabilities			125.90%			129.53%
Percentage of average equity to average assets			9.33%			9.74%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $244 thousand and $255 thousand for the three months ended September 30, 2025, and 2024, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $117 thousand and $93 thousand for the three months ended September 30, 2025, and 2024, respectively.

First nine months of 2025 compared to 2024

Net interest income, taxable equivalent, increased to $122.1 million for the first nine months of 2025, up from $100.4 million for the first nine months of 2024. Net interest income was positively impacted, compared to the prior year, primarily by the increase in balances of loans and leases and the increase in yield/rate on interest-earning assets and the decrease in the cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.51 billion for the first nine months of 2024 to $5.02 billion for the first nine months of 2025, primarily because of the Company’s continued organic loan and lease growth and average cash balances, offset by decreases in our average securities balances. Over this period, average loan and lease balances increased by $522.5 million and average interest-bearing deposits increased by $481.1 million.  Comparing the first nine months of 2025 to the first nine months of 2024, average federal funds sold and other interest earning assets increased by $15.0 million, average securities decreased by $27.6 million, average borrowings decreased by $19.2 million, average subordinated debt increased by $13.3 million and noninterest-bearing deposits increased by $12.1 million  The tax equivalent net interest margin increased to 3.25% for the first nine months of 2025, compared to 2.97% for the first nine months of 2024. The yield on earning assets increased from 5.51% for the first nine months of 2024, to 5.63% for the first nine months of 2025, primarily due to the deployment of excess cash and cash equivalents into loans and leases. The cost of average interest-bearing deposits decreased from 3.19% for the first nine months of 2024 to 2.95% for the first nine months of 2025, primarily due to the decrease in rates by the Federal Reserve.

	Nine Months Ended September 30,
	2025			2024

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1,2]	$4,055,251	$183,829	6.06%	$3,532,768	$156,123	5.90%
Taxable Securities	558,493	14,499	3.47%	588,679	15,101	3.43%
Tax-exempt securities[3]	66,408	1,506	3.03%	63,804	1,336	2.80%
Federal funds and other earning assets	337,385	11,566	4.58%	322,339	13,255	5.49%
Total interest-earning assets	5,017,537	211,400	5.63%	4,507,590	185,815	5.51%
Noninterest-earning assets	406,751			381,743
Total assets	$5,424,288			$4,889,333

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$850,720	11,577	1.82%	$968,139	17,299	2.39%
Money market and savings deposits	2,118,652	47,518	3.00%	1,910,452	49,285	3.45%
Time deposits	934,255	27,005	3.86%	543,887	15,240	3.74%
Total interest-bearing deposits	3,903,627	86,100	2.95%	3,422,478	81,824	3.19%
Borrowings	6,769	155	3.06%	25,941	985	5.07%
Subordinated debt	55,006	3,082	7.49%	41,691	2,647	8.48%
Total interest-bearing liabilities	3,965,402	89,337	3.01%	3,490,110	85,456	3.27%
Noninterest-bearing deposits	894,254			882,168
Other liabilities	52,905			48,299
Total liabilities	4,912,561			4,420,577
Shareholders' equity	511,727			468,756
Total liabilities and shareholders’ equity	$5,424,288			$4,889,333
Net interest income, taxable equivalent		$122,063			$100,359
Interest rate spread			2.62%			2.24%
Tax equivalent net interest margin			3.25%			2.97%

Percentage of average interest-earning assets to average interest-bearing liabilities			126.53%			129.15%
Percentage of average equity to average assets			9.43%			9.59%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $735 thousand and $512 thousand for the nine months ended September 30, 2025, and 2024, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $316 thousand and $280 thousand for the nine months ended September 30, 2025, and 2024, respectively.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Service charges on deposit accounts	$1,831	$1,780	$51	$5,333	$5,084	$249
Loss on sale of securities, net	(3,715)	—	(3,715)	(3,719)	—	(3,719)
Mortgage banking	709	410	299	1,835	1,038	797
Investment services	1,690	1,881	(191)	4,899	4,563	336
Insurance commissions	1,049	1,477	(428)	4,016	3,865	151
Interchange and debit card transaction fees, net	1,338	1,349	(11)	3,900	3,945	(45)
Gain on sale of SBKI	3,955	—	3,955	3,955	—	3,955
Other	1,780	2,242	(462)	5,914	6,627	(713)
Total noninterest income	$8,637	$9,139	$(502)	$26,133	$25,122	$1,011

Third quarter of 2025 compared to 2024

Noninterest income decreased by $502 thousand during the third quarter of 2025 compared to the same period in 2024. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase from gain on sale of SBKI;
●	Decrease from loss on sale of securities;
●	Decrease in insurance commissions from sale of SBKI; and
●	Decrease in other, primarily related to fees from capital markets activity.

First nine months of 2025 compared to 2024

Noninterest income increased by $1.0 million during the first nine months of 2025 compared to the same period in 2024. This change in total noninterest income primarily resulted from the following:

●	Increase from gain on sale of SBKI;
●	Decrease from loss on sale of securities;
●	Increase in mortgage banking, driven by increased volume; and
●	Decrease in other, primarily related to the gain on sale of bank-owned properties in 2024.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Salaries and employee benefits	$19,544	$18,448	$1,096	$58,380	$52,348	$6,032
Occupancy and equipment	3,468	3,423	45	10,298	10,144	154
FDIC insurance	1,025	825	200	2,977	2,565	412
Other real estate and loan-related expense	969	460	509	2,383	1,582	801
Advertising and marketing	454	327	127	1,226	924	302
Data processing and technology	2,594	2,519	75	7,903	7,435	468
Professional services	1,123	1,201	(78)	3,643	3,190	453
Amortization of intangibles	536	604	(68)	1,671	1,824	(153)
Restructuring expenses	1,310	—	1,310	1,310	—	1,310
Other	2,846	3,039	(193)	8,945	8,587	358
Total noninterest expense	$33,869	$30,846	$3,023	$98,736	$88,599	$10,137

Third quarter of 2025 compared to 2024

Noninterest expense increased by $3.0 million in the third quarter of 2025 as compared to the same period in 2024. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to increased salaries from franchise growth; and
●	Increase in restructuring expenses.

First nine months of 2025 compared to 2024

Noninterest expense increased by $10.1 million in the first nine months of 2025 as compared to the same period in 2024. The change in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to increased salaries from franchise growth; and
●	Increase in restructuring expenses

Taxes

Third quarter of 2025 compared to 2024

In the third quarter of 2025 income tax expense totaled $3.3 million as compared to $1.6 million in same period of 2024.  The effective tax rate was approximately 19.4% in the third quarter of 2025 compared to 15.0% in the third quarter of 2024.  The increase is primarily related to the increase in taxable income between these periods and the establishment of the Bank’s Real Estate Investment Trust in the third quarter of 2024.

First nine months of 2025 compared to 2024

In the first nine months of 2025 income tax expense totaled $8.1 million compared to $6.6 million in the first nine months of 2024.  The effective tax rate was approximately 18.2% for first nine months of 2025 compared to 19.9% for the nine months ended 2024. The decrease is primarily related to a full year’s benefit from the Bank’s Real Estate Investment Trust.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding of approximately $4.18 billion at September 30, 2025, compared to $3.87 billion at December 31, 2024. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

The following table summarizes the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	September 30,	Gross	December 31,	Gross
	2025	Total	2024	Total
Commercial real estate:
Non-owner occupied	$1,136,080	26.9%	$1,080,404	27.5%
Owner occupied	1,012,088	24.0%	867,678	22.2%
Consumer real estate	811,150	19.2%	741,836	19.0%
Construction and land development	390,691	9.3%	361,735	9.3%
Commercial and industrial	794,751	18.8%	775,620	19.9%
Leases	60,301	1.4%	64,878	1.7%
Consumer and other	17,308	0.4%	14,189	0.4%
Total loans and leases	4,222,369	100.0%	3,906,340	100.0%
Less: Allowance for credit losses	(39,074)		(37,423)
Loans and leases, net	$4,183,295		$3,868,917

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at September 30, 2025, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate:
Non-owner occupied	$130,579	$778,890	$203,241	$23,370	$1,136,080	$498,148	$507,353
Owner occupied	71,431	588,710	331,493	20,454	1,012,088	472,186	468,471
Consumer real estate-mortgage	54,386	258,966	96,647	401,151	811,150	264,409	492,355
Construction and land development	118,208	175,090	38,630	58,763	390,691	50,205	222,278
Commercial and industrial	293,292	407,822	70,881	22,756	794,751	328,424	173,035
Leases	2,580	57,721	—	—	60,301	57,721	—
Consumer and other	11,762	5,245	272	29	17,308	4,916	630
Total loans and leases	$682,238	$2,272,444	$741,164	$526,523	$4,222,369	$1,676,009	$1,864,122

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases, as a percentage of total gross loans and leases, net of deferred fees, was 0.24% as of September 30, 2025, and 0.20% December 31, 2024. Total nonperforming assets, as a percentage of total assets, was 0.22% at September 30, 2025, and 0.19% at December 31, 2024.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days, and 90 days or more past due, excluding nonaccrual loans for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
September 30, 2025
Commercial real estate:
Non-owner occupied	$1,136,080	$432	0.04%	$-	-	$432	0.04%
Owner occupied	1,012,088	567	0.06	-	-	567	0.06
Consumer real estate	811,150	694	0.09	-	-	694	0.09
Construction and land development	390,691	4	0.00	-	-	4	0.00
Commercial and industrial	794,751	2,799	0.35	129	0.02	2,928	0.37
Leases	60,301	1,052	1.74	-	-	1,052	1.74
Consumer and other	17,308	81	0.47	-	-	81	0.47
Total	$4,222,369	$5,629	0.13%	$129	-%	$5,758	0.14%

December 31, 2024
Commercial real estate:
Non-owner occupied	$1,080,404	$378	0.03%	$-	-%	$378	0.03%
Owner occupied	867,678	411	0.05	-	-	411	0.05
Consumer real estate	741,836	2,748	0.37	-	-	2,748	0.37
Construction and land development	361,735	523	0.14	-	-	523	0.14
Commercial and industrial	775,620	1,745	0.22	144	0.02	1,889	0.24
Leases	64,878	1,453	2.24	-	-	1,453	2.24
Consumer and other	14,189	118	0.83	18	0.13	136	0.96
Total	$3,906,340	$7,376	0.19%	$162	-%	$7,538	0.19%

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	September 30, 2025			December 31, 2024
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate:
Non-owner occupied	$1,136,080	$719	0.06%	$1,080,404	$514	0.05%
Owner occupied	1,012,088	1,929	0.19	867,678	906	0.10
Consumer real estate	811,150	1,965	0.24	741,836	1,995	0.27
Construction and land development	390,691	-	-	361,735	39	0.01
Commercial and industrial	794,751	1,994	0.25	775,620	1,820	0.23
Leases	60,301	3,311	5.49	64,878	2,433	3.75
Consumer and other	17,308	52	0.30	14,189	2	0.01
Total	$4,222,369	$9,970	0.24%	$3,906,340	$7,709	0.20%

Allowance for credit losses to nonaccrual loans		391.92%			485.45%

Allocation of the Allowance for Credit Losses

We maintain the allowance at a level that we deem appropriate to adequately cover change in the loan and lease portfolio. Our provision for credit losses for loans and leases for the nine months ended September 30, 2025, was $2.9 million compared to $3.1 million in the same period of 2024, a decrease of $149 thousand.  As of September 30, 2025, and December 31, 2024, our allowance for credit losses was $39.1 million and $37.4 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for credit loss as a percentage of total loans and leases was 0.93% at September 30, 2025, and 0.96% at December 31, 2024.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
September 30, 2025
Commercial real estate:
Non-owner occupied	$7,241	26.9%	$1,136,080	0.64%
Owner occupied	8,879	24.0	1,012,088	0.88
Consumer real estate	8,629	19.2	811,150	1.06
Construction and land development	4,092	9.3	390,691	1.05
Commercial and industrial	8,750	18.8	794,751	1.10
Leases	1,327	1.4	60,301	2.20
Consumer and other	156	0.4	17,308	0.90
Total	$39,074	100.0%	$4,222,369	0.93%

December 31, 2024
Commercial real estate:
Non-owner occupied	$6,972	27.5%	$1,080,404	0.65%
Owner occupied	8,341	22.2	867,678	0.96
Consumer real estate	8,355	19.0	741,836	1.13
Construction and land development	4,168	9.3	361,735	1.15
Commercial and industrial	8,552	19.9	775,620	1.10
Leases	919	1.7	64,878	1.42
Consumer and other	116	0.4	14,189	0.82
Total	$37,423	100.0%	$3,906,340	0.96%

The allowance associated with the individually evaluated loans and leases was approximately $4.4 million at September 30, 2025, and $3.9 million at December 31, 2024.

Analysis of the Allowance for Credit Losses

The following is a summary of changes in the allowance for credit losses for the periods presented including the ratio of the allowance for credit losses to total loans and leases as of the end of each period (dollars in thousands):

								Ratio of Net (charge-offs)
		Provision for		Net (charge-offs)		Average		Recoveries to
		Credit Losses		Recoveries		Loans		Average Loans
Three Months Ended September 30, 2025
Commercial real estate
Non-owner occupied		$(13)		$-		$1,138,519		-%
Owner occupied		15		2		965,716		-
Consumer real estate		(297)		39		811,061		-
Construction and land development		(358)		-		385,154		-
Commercial and industrial		325		(905)		791,769		(0.11)
Leases		542		(83)		63,222		(0.13)
Consumer and other		137		(106)		16,003		(0.66)
Total		$351		$(1,053)		$4,171,444		(0.03)%

Three Months Ended September 30, 2024
Commercial real estate
Non-owner occupied		$(1)		$-		$993,803		-%
Owner occupied		(56)		1		846,573		-
Consumer real estate		(14)		-		681,852		-
Construction and land development		222		-		321,734		-
Commercial and industrial		785		(390)		707,005		(0.06)
Leases		1,291		(916)		70,201		(1.30)
Consumer and other		46		(49)		13,640		(0.36)
Total		$2,273		$(1,354)		$3,634,808		(0.04)%

Nine Months Ended September 30, 2025
Commercial real estate:
Non-owner occupied		$269		$-		$1,106,807		-%
Owner occupied		533		5		938,816		-
Consumer real estate		235		39		788,469		-
Construction and land development		(276)		200		374,425		0.05
Commercial and industrial		1,100		(902)		769,715		(0.12)
Leases		837		(429)		61,461		(0.70)
Consumer and other		244		(204)		15,558		(1.31)
Total		$2,942		$(1,291)		$4,055,251		(0.03)%

Nine Months Ended September 30, 2024
Commercial real estate:
Non-owner occupied		$171		$-		$969,906		-%
Owner occupied		105		34		820,674		-
Consumer real estate		276		4		665,288		-
Construction and land development		(715)		(441)		305,554		(0.14)
Commercial and industrial		1,422		(717)		689,208		(0.10)
Leases		1,643		(1,238)		68,646		(1.80)
Consumer and other		189		(190)		13,492		(1.41)
Total		$3,091		$(2,548)		$3,532,768		(0.07)%

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio increased from $609.0 million at December 31, 2024, to $634.5 million at September 30, 2025, primarily as a result of available-for-sale securities purchases and positive adjustments in market value of available-for-sale securities. Our securities to asset ratio has decreased from 11.5% at December 31, 2024, to 11.0% at September 30, 2025.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at September 30, 2025 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$31,823	1.28%	$—	-%	$—	-%	$31,823	1.28%
U.S. Government agencies	—	-	18	3.70	19,428	5.09	—	-	19,446	5.09
State and political subdivisions	565	3.80	3,853	2.97	5,538	3.60	24,447	5.08	34,403	4.58
Other debt securities	—	-	6,700	7.11	19,238	5.21	—	-	25,938	5.70
Mortgage-backed securities	—	-	28,605	4.24	74,516	4.37	309,933	4.21	413,054	4.24
Total securities	$565	3.80	$70,999	3.12	$118,720	4.59	$334,380	4.27	$524,664	4.19

Held-to-maturity:
U.S. Treasury	$—	-%	$—	-%	$—	-%	$—	-%	$—	-%
U.S. Government agencies	—	-	7,048	1.82	40,133	1.86	—	-	47,181	1.85
State and political subdivisions	—	-	745	1.33	14,238	1.82	35,883	2.28	50,866	2.14
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	—	-	4,703	2.14	20,614	2.13	25,317	2.13
Total securities	$—	-	$7,793	1.38	$59,074	1.87	$56,497	2.22	$123,364	2.03
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts and certificates of deposit.. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2025, brokered deposits represented approximately 3.26% of total deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and nine month periods ending September 30, 2025, and 2024, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$900,079	18.1%	—%	$884,938	20.6%	—%
Interest-bearing demand	869,690	17.5%	1.85%	925,307	21.6%	2.27%
Money market and savings	2,186,245	44.1%	3.03%	1,917,301	44.7%	3.45%
Time deposits	1,005,800	20.3%	3.84%	560,699	13.1%	3.87%
Total average deposits	$4,961,814	100.0%	2.44%	$4,288,245	100.0%	2.54%

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$894,254	18.6%	—%	$882,168	20.5%	—%
Interest-bearing demand	850,720	17.7%	1.82%	968,139	22.5%	2.39%
Money market and savings	2,118,652	44.2%	3.00%	1,910,452	44.4%	3.45%
Time deposits	934,255	19.5%	3.86%	543,887	12.6%	3.74%
Total average deposits	$4,797,881	100.0%	2.40%	$4,304,646	100.0%	2.54%

The Company believes its deposit product offerings are properly structured to attract and retain core deposit relationships. The average cost of interest-bearing deposits for the three months ended September 30, 2025, and 2024, was 2.98% and 3.20%, respectively. The cost decrease was primarily attributable to the rate decreases by the Federal Reserve.  The average cost of interest-bearing deposits for the nine months ended September 30, 2025, and 2024, was 2.95% and 3.19%, respectively. The cost decrease was primarily attributable to rate decreases by the Federal Reserve.

Total deposits as of September 30, 2025, were $5.05 billion, which was an increase of $364.4 million from December 31, 2024.  This overall increase was driven primarily by increases in money market deposits of $178.8 million, other time deposits of $174.4 million, and interest-bearing demand deposits of $92.7 million, offset by a decline in brokered deposits of $47.4 million and noninterest demand deposits of $34.1 million. As of September 30, 2025, the Company had outstanding time deposits under $250,000 with balances of $536.0 million and time deposits over $250,000 with balances of $435.7 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

September 30,
2025
Three months or less	$85,750
Three to six months	184,585
Six to twelve months	131,954
More than twelve months	33,363
Total	$435,652

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be down-streamed as Tier 1 capital to the Bank. Borrowings totaled $1.3 million at September 30, 2025, and consisted entirely of securities sold under repurchase agreements. Long-term debt totaled $138.6 million at September 30, 2025, and $39.7 million at December 31, 2024, respectively, and consisted entirely of subordinated debt. During the third quarter of 2025 the Company issued new subordinated debt of $98.9 million, net of issuance cost, and on October 2, 2025, the Company retired $40 million of existing subordinated debt.  For more information regarding our borrowings, see “Part I - Item 1. Consolidated Financial Statements – Note 6 – Borrowings, Line of Credit and Subordinated Debt” of this report.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At September 30, 2025 and December 31, 2024, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time, we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements – Note 12 – Regulatory Matters” of this report.

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At September 30, 2025, we had $1.01 billion of pre-approved but unused lines of credit and $14.4 million of standby letters of credit. These commitments generally have fixed expiration dates, and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements – Note 8 – Commitments and Contingent Liabilities” of this report.

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

Estimated % Change in Net Interest Income Over 12 Months
September 30, 2025:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	0.08%
200 basis points increase	(0.01)%
100 basis points decrease	(1.46)%
200 basis points decrease	(0.72)%

Estimated % Change in Net Interest Income Over 12 Months
September 30, 2025:
12-month RAMP, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	0.31%
200 basis points increase	0.49%
100 basis points decrease	(0.52)%
200 basis points decrease	(1.04)%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
September 30, 2025:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.69)%
200 basis points increase	(2.06)%
100 basis points decrease	2.16%
200 basis points decrease	2.51%

At September 30, 2025, our model results indicated that we were within our policy limits.

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

The Company has $565 thousand in securities that mature throughout the next 12 months. The Company also has unused borrowing capacity in the amount of $1.16 billion available with the Federal Reserve, Federal Home Loan Bank, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2025 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of September 30, 2025, we have purchased $8.5 million of the authorized $10.0 million and may purchase up to an additional $1.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended September 30, 2025.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
July 1, 2025 to July 31, 2025	—	$—	—	$1,546
August 1, 2025 to August 31, 2025	—	—	—	1,546
September 1, 2025 to September 30, 2025	—	—	—	1,546
Total	—	$—	—	$1,546

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	Not applicable
(b)	Not applicable
(c)	Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
4.1	Indenture, dated as of August 20, 2025, by and between SmartFinancial, Inc. and U.S. Bank Trust Company, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed August 20, 2025.
4.2	Form 7.25% Fixed-to-Floating Subordinated Note due 2035 (including as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto).	Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 20, 2025.
10.1	Form of Subordinated Note Purchase Agreement, dated as of August 20, 2025, by and among SmartFinancial, Inc. and the Purchasers	Incorporated by reference to Exhibit 10.1 to Form 8 K filed August 20, 2025.
10.2	Form of Registration Rights Agreement, dated as of August 20, 2025, by and among SmartFinancial, Inc. and the Purchasers.	Incorporated by reference to Exhibit 10.2 to Form 8 K filed August 20, 2025.
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

SmartFinancial, Inc.

Date:	November 7, 2025	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	November 7, 2025	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)