Form 10-K
period 2025-12-31
SMARTFINANCIAL INC.
filed 2026-03-16
CIK 1038773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $535.9 million. As of March 12, 2026, there were 17,096,969 shares outstanding of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2026, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial” or the “Company”) may, from time to time, make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	the possibility that our asset quality would decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	adverse developments in the banking industry highlighted by high-profile bank failures such as those in 2023, and the impact of such developments on customer confidence, liquidity and regulatory responses to such developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the impact of recent or proposed changes in fiscal, monetary and economic policy, laws, and regulations, or the interpretation or application thereof, and the uncertainty of future implementation and enforcement of these policies and regulations, including persistent inflationary pressures, potential interest rate fluctuations, and potential changes to government policies related to immigration, trade, and government spending;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	our ability to identify and address cybersecurity risks, such as cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;

●	results of examinations by our primary regulators, the Tennessee Department of Financial Institutions (the “TDFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, other legislative, tax and regulatory changes that impact the money supply and inflation, the imposition of tariffs and retaliatory responses, and the possibility that the U.S. could default on its debt obligations;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;
●	our ability to maintain expenses in line with current projections;
●	unanticipated credit deterioration in our loan portfolio or higher than expected loan losses within one or more segments of our loan portfolio;
●	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to corporate responsibility strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

SmartBank

SmartBank is a Tennessee-chartered commercial bank established in 2007 with its principal office in Pigeon Forge, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, leases, consumer loans and residential and commercial construction loans. Funds not invested in the loan and lease portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the Bank’s loans and leases and other investments include amortization and prepayment of loans and leases, sales of loans and leases or participations of loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans and leases, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, provision for credit losses, employee compensation and benefits, office expenses and other overhead expenses. As of March 1, 2026, SmartBank has 42 full-service bank branches and two loan production offices in select markets in East and Middle Tennessee, Alabama, Florida and Georgia.  In addition to our banking services, our wholly owned subsidiary Fountain Equipment Finance, LLC, offers loans and leases for heavy equipment, semi-trucks and trailers, to small and medium sized businesses throughout the Southeast, and maintains offices offering such services in Knoxville, Atlanta, Memphis, Nashville, and Birmingham.

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

At December 31, 2025, our net loan and lease portfolio totaled approximately $4.3 billion, representing approximately 74% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan and Lease Portfolio Composition.”

Commercial Real Estate – Non-Owner Occupied: Commercial real estate loans for income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers are repaid from rent income derived from the properties. Loans within this portfolio segment are particularly sensitive to the valuation of real estate.

Commercial Real Estate –  Owner Occupied: Commercial real estate loans to operating businesses are long-term financing of land and buildings where the owner occupies the property. These loans are repaid by cash flow generated from the business operation.

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

Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies in each portfolio segment. For the consumer real estate and consumer and other portfolio segments, the risk management process focuses on managing customers who become delinquent in their payments. For the other portfolio segments, the risk management process focuses on underwriting new business and, on an ongoing basis, monitoring the credit of the portfolios, including a third party review, with a goal of reviewing 55% of the total loan portfolio on an annual basis or more frequently, as needed. To ensure problem credits are identified on a timely basis, several specific portfolio reviews occur periodically to assess the larger adversely rated credits for proper risk rating and accrual status.

Credit quality and trends in the loan and lease portfolio segments are measured and monitored regularly. Detailed reports, by product, collateral, accrual status, etc., are reviewed by the Director Loan Committee and the Management Loan Committees.

Investment Activities

Our investment policy is designed to provide income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk management objectives. Under this policy, our Company may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds and securities issued by Government-Sponsored Enterprises (“GSEs”). Investments in our portfolio must satisfy certain quality criteria. Our Company’s investments purchases are typically “investment-grade” as determined by a nationally recognized investment rating service. Investment securities, where the Company has determined a certain level of credit risk, are periodically reviewed to determine the financial condition of the issuer and to support the Company’s decision to continue holding the security. Traditionally, the Company has purchased and held investment securities with very high levels of credit quality, favoring investments backed by direct or indirect guarantees of the U.S. government.

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

The Company’s securities are held in safekeeping accounts at approved correspondent banks, and the Bank safekeeps a small subset of physical securities in a secured bank owned facility.

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

Investment Services

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

Human Capital Resources

The Bank is committed to building a culture where associates thrive and are empowered to be leaders and grow from within. Being trustworthy, loyal, and innovative are some of the characteristics exemplified by our associates. Our core values define our culture: Act with Integrity, Be Enthusiastic, Create Positivity, Demonstrate Accountability, and Embrace Change and our Core Purpose creating “WOW” experiences, drives why we do what we do each and every day.

As of December 31, 2025, we employed 581 full-time and 8 part-time associates, primarily across our three-state footprint of Tennessee, Alabama, and Florida. None of these associates are represented by a collective bargaining agreement. During 2025, we successfully onboarded 87 new associates. Over 66% of the Company’s associates are women, and 10% are minorities. Among the Company’s 336-person banking officers, women make up approximately 55% of these associates, while minorities account for 7% of the banking officer members. Presently, the senior leadership team includes ten associates, two of whom are women.  All of our associates are hired on the basis of their qualifications, experience and merit.  Our hiring practices are maintained and implemented in accordance with applicable law.

We recognize the corporate responsibility that arises from the impact of our activities on people’s lives and society. To assist with this responsibility, we have adopted a Code of Ethics and Business Conduct Policy to address any concerns in our daily business activities and our approach to stakeholder relationships. Through this policy, we strive to carry out our banking activities in a responsible manner, placing the financial needs of our clients and economic health of our communities at the core of our focus.

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

We invest in a healthy work-life balance, competitive compensation and benefit packages, and a vibrant, team-oriented environment centered on professional service and open communication among associates empowering them to be decision makers. We hold ourselves accountable by taking part in annual engagement surveys to ask for feedback from our associates. The survey results mold our initiatives so that we can focus on being a great place to work and do business with. We achieved certification as a Great Place to Work® in 2025, as a direct result of our associates feedback and were named as the Top 28th best Financial and Insurance Services Company to work for.  From 2017 to 2024, we were nominated as Top Workplace USA by USA Today and by the Knoxville News Sentinel.

The board of directors understands how crucial it is to plan for the succession of the chief executive officer and other key leaders. Each year, the board reviews succession plans for senior positions to make sure the organization always has strong leadership to carry out long-term strategies and foster the development of future talent.

We support our associates’ growth by offering a well-rounded learning environment that encourages intellectual and professional development. Our team members have access to ongoing education through courses tailored to the banking sector and their specific roles, as well as tuition reimbursement for further studies. Specialized learning paths are available to help associates progress in their careers, including peer mentoring and leadership initiatives to cultivate future leaders. These tools equip our associates with the capabilities they need to advance and excel as effective leaders.

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

We experience strong competition from both bank and non-bank competitors. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks and non-traditional internet-based banks. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, personal and commercial finance companies, financial technology (fintech) companies, money market mutual funds, brokerage firms, governmental and corporation bond issuers, peer-to-peer lending businesses, crowdfunding, stablecoins, cryptocurrency exchanges, and other securities firms.  Many of these non-bank competitors are not subject to the same regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources and offer certain services that we are unable to provide to our customers.

Additionally, competition from fintechs is increasing. In addition to fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures.

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

We, SmartBank, and our nonbank affiliates must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”), and the U.S. banking and financial system rather than holders of our capital stock.

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

Activity Limitations

Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks, and certain other activities determined by the Federal Reserve to be closely related to banking. In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

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

Incentive Compensation

The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and SmartBank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies have issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2025, these rules have not been implemented by the banking agencies, but the SEC adopted final clawback rules under Section 954 of the Dodd-Frank Act in 2022, and the NYSE and Nasdaq implemented related listing standards effective October 2, 2023.  We adopted an updated clawback policy in October 2023.  We have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC and are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. SmartBank was well capitalized at December 31, 2025, and brokered deposits are not restricted.

To be well-capitalized, SmartBank must maintain at least the following capital ratios:

●	6.5% CET1 to risk-weighted assets;
●	8.0% Tier 1 capital to risk-weighted assets;
●	10.0% Total capital to risk-weighted assets; and
●	5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to SmartBank, the Company’s capital ratios as of December 31, 2025 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

In 2025, the Company’s and SmartBank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that we and SmartBank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2026. For more information regarding our capital, leverage and total capital ratios, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Regulatory Matters.”

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

The deposits of SmartBank are insured by the FDIC up to applicable limits, and, accordingly, SmartBank is also subject to certain FDIC regulations, and the FDIC has backup examination authority and some enforcement powers over SmartBank.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the type of investments which may be made by Tennessee-chartered banks. Tennessee-chartered banks are also subject to regulation by the TDFI with regard to capital requirements and the payment of dividends.

In addition, as discussed in more detail below, SmartBank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection (“CFPB”). In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection laws.

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

As of September 30, 2025, the DIF reserve ratio reached 1.40%, exceeding the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020, to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted a final plan and increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not maintained

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.

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

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in subsequent years.  In 2024, US federal regulators proposed amendments to modernize Anti-Money Laundering (AML) and Countering the Financing of Terrorism (CFT) program requirements. Aligned with the Anti-Money Laundering Act of 2020, the rules mandate a risk-based approach requiring institutions to identify, evaluate, and document risks based on business activities and national priorities.

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

In 2023 the Federal Reserve, OCC, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules would substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. The revised CRA regulations have been subject to an injunction since March 29, 2024. On July 16, 2025, the Federal Reserve, OCC, and FDIC issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the recission of the modernization rule.

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

Federal statutes and regulations, including the GLB and the Right to Financial Privacy Act of 1978, limits SmartFinancial and SmartBank’s ability to disclose non-public information about consumers, customers and employees to nonaffiliated third parties. Specifically, the GLB requires disclosure of our privacy policies and practices relating to sharing non-public information and enables retail customers to opt out of the institution’s ability to share information with unaffiliated third parties under certain circumstances. The GLB also requires the SmartFinancial and SmartBank to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and, if applicable state law is more protective of customer privacy than the GLB, financial institutions, including SmartBank, will be required to comply with such state law. In addition to their obligations to safeguard customer information under GLB regulations, financial institutions, like SmartBank, are subject to regulations that require the institutions when they become aware of an incident of unauthorized access to sensitive customer information, to conduct a reasonable investigation to promptly determine the likelihood that the information has been or will be misused. If the institution determines that misuse of the sensitive customer information has occurred or is reasonably possible, it should notify the affected customers as soon as possible. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. This trend is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities.

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

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent third-party provider. As of December 31, 2025, SmartFinancial is considered to be in a neutral to slightly asset-sensitive position, meaning income is generally expected to decrease with a decrease in short-term interest rates and, conversely, to increase with an increase in short-term interest rates. The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model. Based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if interest rates immediately increased by 200 basis points, we could expect net interest income to increase by approximately $3.4 million over a 12 month period. If interest rates immediately decreased by 200 basis points, we could expect net interest income to decrease by approximately $4.06 million over the next 12 month period.

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

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or compromises of security in the Company’s information technology and telecommunications systems could have an adverse effect on our financial condition and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks, including those we maintain with our service providers and vendors. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to cyber-attacks, unauthorized access, misuse, computer viruses or other malicious code, phishing attempts, brute force attacks, exploiting software vulnerabilities (including “zero-day attacks”), ransomware or other malware, supply chain attacks, and other events that could have an adverse security impact. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

U.S. financial institutions have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service or sabotage systems. Other types of attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these types of attacks have had, or reasonably likely to have, a material effect on our business or operations. However, no assurances can be provided that we may not suffer from such an attack in the future that may cause us material harm. Such security attacks can originate from a wide variety of sources, including persons who are involved with criminal organizations or who may be linked to terrorist organizations or hostile foreign governments. These actors may also attempt to fraudulently induce employees, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm to us.

In addition, we provide our customers the ability to bank remotely, including over the internet or through their mobile devices. The secure transmission of confidential and sensitive information is a critical element of remote and mobile banking. Although we regularly enhance our security measures to protect our computer systems and network infrastructure to mitigate the possibility of cyber security incidents, including adding firewalls and conducting penetration testing, it is difficult to defend against every risk posed by changing technologies, including artificial intelligence. Our network could be vulnerable to unauthorized access, computer viruses or other malicious code, phishing attempts, spam attacks, human error, natural disasters, power loss and other security incidents described above. We may be required to spend significant capital and other resources to protect against the threat of security incidents, or to remediate problems caused by security incidents. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential or sensitive information, security incidents (including compromises of security of customer systems and networks) could expose us to claims, litigation and other possible liabilities. An inability to prevent security incidents could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security incident could also subject us to additional regulatory scrutiny, sanctions, fines or penalties (which may not be covered by our insurance policies), negative publicity, release of sensitive and/or confidential information, diversion of the attention of management away from the operation of our business,  increased cybersecurity protection and remediation costs, increased operating expenses, lost revenues, civil litigation,  possible financial liability and reputational damage, any of which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an incident, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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

The guidance states that banking institutions exceeding the concentration levels mentioned in the two supervisory criteria should have in place enhanced credit risk controls, including stress testing of CRE portfolios. As of December 31, 2025, the Company’s CLD and CRE ratios were 71.45% and 277.30%, respectively, both below the guidelines above.  Our ability to grow those loan types could be constrained by the amount we are able to grow capital.

To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans and leases through organic loan and lease growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

A substantial part of our historical growth has been a result of acquisitions and we intend to continue to grow our business through strategic acquisitions of banking franchises coupled with organic loan and lease growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. To the extent that we are unable to find suitable acquisition candidates, an important component of our strategy may be lost. We also face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions  Additionally, any future acquisitions may not produce the revenue, earnings or synergies that we anticipated. As our purchased credit impaired loan portfolio, which produces substantially higher yields than our organic and purchased non-credit impaired loan and lease portfolios, is paid down, we expect downward pressure on our income. If we are unable to replace our purchased credit impaired loans and leases and the related accretion with a significantly higher level of new performing loans and leases and other earning assets due to our inability to identify attractive acquisition opportunities, a decline in loan demand, competition from other financial institutions in our markets, stagnation or continued deterioration of economic conditions, or other conditions, our financial condition and earnings may be adversely affected.

Our acquisition activity and future expansion may result in additional risks.

We expect to continue to expand in our current markets and in other select markets through additional branches or through acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including the risks detailed below.

Difficulty in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, or other anticipated benefits from any acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Company’s business or the business of the acquired company, exposure to potential asset quality issues with acquired institutions, or otherwise adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. The acquired companies may also have legal contingencies, beyond those that we are aware of, that could result in unexpected costs. The Company may need to make additional investment in equipment and personnel to manage higher asset levels and loan balances as a result of any significant acquisition, which may adversely impact earnings.

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

At December 31, 2025, approximately 80% of our loans and leases had real estate as a primary or secondary component of collateral, which includes 10% of our loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Although real estate prices in most of our markets are strong, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

As of December 31, 2025, our 10 largest borrowing relationships totaled approximately $303 million in outstanding balances, or approximately 7% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Declines in the businesses or industries of our customers could cause increased credit losses and decreased loan balances, which could adversely affect our financial results.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, including the continued elevated inflationary and interest rate environment and the imposition of tariffs and retaliatory responses, which may impair a borrower’s ability to repay a loan or lease, and such impairment could have an adverse effect on our business, financial condition and results of operations. A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan and lease portfolio consists of commercial loans to such businesses. We further anticipate an increase in the amount of loans to small to medium-sized businesses during 2026.

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

We have established mortgage banking operations which expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. Federal Reserve decisions to change interest rates are not predictable and can have a material impact on our mortgage banking operations.  Because we sell a portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (a) the existence of an active secondary market and (b) our ability to profitably sell loans into that market. Profitability of our mortgage operations will depend upon our ability to increase production and thus income while holding or reducing costs. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

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

Our authorized capital includes 40,000,000 shares of common stock and 2,000,000 shares of preferred stock. As of December 31, 2025, we had 17,029,317 shares of common stock and no shares of preferred stock outstanding and had reserved or otherwise set aside for issuance, 1,679,333 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NYSE rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of common stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the common stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across all aspects of our organization. Given the increasing reliance on technology and increasing risk of cyber threats, cybersecurity is a critical component of our overall risk management program. Our Information Security Officer (“ISO”) is primarily responsible for the development, management, and monitoring of our information security program, which includes a cybersecurity component.  The ISO is a key member of the risk management team, reporting directly to the Chief Risk Officer and provides reporting on the information security program to the Information Technology Steering Committee, Audit Committee and our board of directors.

Our information security program is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and the Federal Financial Institutions Examination Council (“FFIEC”) guidelines. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness.  Our ISO and Chief Technology Officer (“CTO”) and other key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues to ensure the program’s effectiveness.  We employ an in-depth, layered, defensive strategy focused on prevention, identification, response and rapid remediation. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture.  We maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers. We actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections because a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and to make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees. The Incident Response Plan is coordinated through the ISO and key members of management are embedded into the plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated and tested at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is potentially severe. Our internal systems, processes, and controls are designed to prevent and mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected, or are not reasonably likely to materially affect, our business strategy, results of operations, or financial condition.  Please see Part I, Item 1A Risk Factors for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.

Governance

Our ISO has 18 years of experience in the financial services industry with a strong emphasis on technology-driven environments. His background spans all major areas of the banking sector, giving him broad operational and strategic insight into cybersecurity risks unique to financial institutions. He holds an MBA in Financial Services and is a Certified Information Security Manager (“CISM”) professional.

In his role, the ISO is responsible for leading our enterprise information security function and overseeing the execution of our information security program. His responsibilities include cybersecurity risk assessment, security operations and monitoring, incident response, vulnerability management, threat intelligence, identity and access governance, third-party risk management, and business resilience.

The information security department consists of professionals with diverse technical expertise, educational backgrounds, and experience levels. Team members are generally required to maintain relevant professional education and certification consistent with industry expectations. Our ISO’s extensive experience, formal education, and cybersecurity credentials provide substantial relevant expertise to effectively oversee our information security program and support sound governance of cybersecurity risks.

Our board of directors has approved management committees including the Information Technology Steering Committee, which focuses on technology impact, and the Risk Management Committee, which focuses on business impact and cyber security awareness. These management committees provide oversight and governance of the technology program and the information security program. These management committees are chaired by department managers and include the ISO and CTO and other key departmental managers from throughout the organization. These management committees generally meet quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur, as needed, if and when the Incident Response Plan is activated.

The ISO reports summaries of key issues, including significant cybersecurity and/or privacy incidents discussed at management committee meetings and the actions taken in the quarterly Information Technology Steering Committee meetings (or more frequently as may be required by the Incident Response Plan). The Information Technology Steering Committee and Audit Committee of the board of directors are responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our ISO and CTO provide quarterly reports to the Information Technology Steering Committee regarding the information security and technology programs, including key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes and systems.  The Information Technology Steering Committee reviews and approves our information security and technology budgets and strategies annually. Additionally, the Risk Management Committee and Audit Committee of our board of directors review our cyber security risk profile on a quarterly basis. The Information Technology Steering Committee and Risk Management Committee each provide a report of their activities to the full board of directors at least quarterly.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 5401 Kingston Pike, #600, Knoxville, Tennessee 37919. This property is owned by SmartBank and also serves as a branch location for the Bank’s customers. At December 31, 2025, we conducted full service banking operations in 42 branch offices in 3 states and one loan production office in Tennessee for a total 43 locations. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total

Tennessee
Branch operations	18	6	24
Loan production office	-	1	1

Alabama
Branch operations	9	5	14

Florida
Branch operations	2	2	4
	29	14	43

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2025, neither SmartFinancial, nor SmartBank, was involved in any material litigation. SmartBank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against SmartFinancial, or its subsidiary, are without merit or that the ultimate liability, if any, resulting from them will not materially affect SmartBank’s financial condition or SmartFinancial’s consolidated financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

SmartFinancial’s common stock is listed on the New York Stock Exchange under the symbol “SMBK”.

As of March 12, 2026, there were approximately 10,561 holders of record of SmartFinancial’s common stock and 17,096,969 shares outstanding.

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

Issuer Purchases of Equity Securities

On November 20, 2018, the Company announced that its board of directors had authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of December 31, 2025, we have purchased $8.5 million of the authorized $10.0 million and may purchase up to an additional $1.5 million in the Company’s outstanding common stock pursuant to the plan.

The following table summarizes the Company’s repurchase activity during the quarter ended December 31, 2025:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of		Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
October 1, 2025 to October 31, 2025	—	$—	—	$1,546
November 1, 2025 to November 30, 2025	—	—	—	1,546
December 1, 2025 to December 31, 2025	—	—	—	1,546
Total	—	$—	—	$1,546

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2020, and reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Russell 3000 Index and the common stocks of the S&P SmallCap Bank Index. The S&P SmallCap Bank Index contains securities of NYSE and NASDAQ-listed companies with market capitalizations between $250 million and $1 billion. The index primarily includes banks and, to a lesser extent, insurance underwriters and specialty lenders providing a broad range of financial services, including retail banking, loans, and money transmissions.

Symbol	Total Returns Index For:	2020	2021	2022	2023	2024	2025

	Smart Financial	$100.00	152.35	$154.75	$139.75	$178.96	$215.73

	Russell 3000	$100.00	$125.66	$101.53	$127.88	$158.32	$185.47

	S&P SmallCap Bank	$100.00	$139.21	$122.74	$123.35	$145.82	$160.37

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

4) The index level for all series was set to $100.00 on 12/31/2020.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Data

Set forth below is certain selected financial data related to the Company’s operations for 2025, 2024 and 2023: (dollars in thousands, except per share data)

	2025	2024	2023
Balance Sheet:
Total assets	$5,860,810	$5,275,904	$4,829,387
Loans and leases	4,363,582	3,906,340	3,444,462
Allowance for credit losses	(40,906)	(37,423)	(35,066)
Total securities	662,003	608,987	689,646
Goodwill and other intangibles, net	95,328	104,723	107,148
Total deposits	5,152,789	4,686,483	4,267,854
Borrowings	3,009	8,135	13,078
Subordinated debt	98,662	39,684	42,099
Shareholders' equity	552,492	491,461	459,886

Income Statement:
Interest income	$285,972	$251,119	$218,043
Interest expense	119,868	113,769	87,963
Net interest income	166,104	137,350	130,080
Provision for loan and lease losses	7,750	5,153	3,029
Net interest income after provision for loan and lease losses	158,354	132,197	127,051
Noninterest income	34,352	34,152	22,325
Noninterest expense	131,205	120,890	113,150
Income before income taxes	61,501	45,459	36,226
Income tax expense	11,154	9,318	7,633
Net income	$50,347	$36,141	$28,593

Per Share Data:
Earnings per common share - basic	$3.00	$2.16	$1.70
Weighted average common shares outstanding - basic	16,779,019	16,768,956	16,805,068
Earnings per common share - diluted	$2.98	$2.14	$1.69
Weighted average common shares outstanding - diluted	16,896,519	16,875,456	16,911,185
Common dividends per share	$0.32	$0.32	$0.32
Book value per share	$32.44	$29.04	$27.07
Common shares outstanding at end of period	17,029,317	16,925,672	16,988,879

Performance Ratios:
Return on average assets	0.91%	0.73%	0.60%
Return on average shareholders' equity	9.67%	7.63%	6.45%
Tax equivalent net interest margin	3.29%	3.04%	2.97%
Interest rate spread	2.65%	2.32%	2.32%
Noninterest income to average assets	0.62%	0.69%	0.47%
Noninterest expense to average assets	2.38%	2.45%	2.38%
Efficiency ratio	65.45%	70.49%	74.24%

Credit Quality Ratios:
Net (charge-offs) to average loans and leases	(0.08)%	(0.08)%	(0.02)%
Allowance for loan and leases to total loans and leases	0.94%	0.96%	1.02%
Nonperforming loans and leases to total loans and leases, gross	0.22%	0.20%	0.24%
Nonperforming assets to total assets	0.22%	0.19%	0.20%

Capital Ratios[1]:
Tier 1 leverage	8.30%	8.29%	8.27%
Common equity Tier 1	9.83%	9.76%	10.16%
Tier 1 capital	9.83%	9.76%	10.16%
Total capital	12.71%	11.10%	11.80%

1Capital Ratios are for SmartFinancial, Inc.

Business Overview

The following is a discussion of our financial condition and results of our operations for the years ended December 31, 2025, 2024 and 2023. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

We are a bank holding company that was incorporated on September 19, 1983 under the laws of the State of Tennessee, and operate primarily through our wholly-owned bank subsidiary, SmartBank. As of December 31, 2025 the Bank provides a comprehensive suite of commercial and consumer banking services to clients through 42 full-service bank branches and one loan production office in select markets in East and Middle Tennessee, Alabama and Florida.

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

In addition to our banking services, we offer loans and leases for heavy equipment through Fountain Equipment Finance, LLC, which is a subsidiary of the Bank.  The Bank also contracts with RJFS, a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public through associates who are employed by both the Bank and RJFS. RJFS is a subsidiary of Raymond James Financial, Inc.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during 2025:

●	Net income totaled $50.3 million, or $2.98 per diluted common share, during the year ended of 2025 compared to $36.1 million, or $2.14 per diluted common share, for the same period in 2024.
●	Net loans and leases growth of $453.8 million from December 31, 2024, with a record high net loans and leases of $4.3 billion at December 31, 2025.
●	Total deposits growth of $466.3 million from December 31, 2024, with a record high total deposits of $5.2 billion at December 31, 2025.
●	Return on average assets was 0.91% for the year ended December 31, 2025, compared to 0.73% for the year ended December 31, 2024.
●	During the third quarter of 2025, SmartBank, a wholly-owned subsidiary of the Company, sold 100% of the equity interests of SBK Insurance (“SBKI”) and ceased to provide insurance-related activities for the Company. The sale provided a pre-tax gain of $4.0 million.
●	During the third quarter of 2025, the Company issued $100 million in subordinated debt and subsequently in the fourth quarter of 2025, retired $40 million of existing subordinated debt.
●	During the third quarter of 2025 the Company, repositioned $85 million of available-for-sale securities, resulting in a $3.9 million pre-tax loss.

Analysis of Results of Operations

2025 compared to 2024

Net income was $50.3 million, or $2.98 per diluted common share in 2025, compared to $36.1 million, or $2.14 per diluted common share in 2024. The tax equivalent net interest margin for 2025 was 3.29% compared to 3.04% for 2024. Noninterest income to average assets was 0.62% for 2025, decreasing from 0.69% for 2024. Noninterest expense to average assets decreased to 2.38% in 2025, compared to 2.45% in 2024. Income tax expense was $11.2 million in 2025 with an effective tax rate of 18.1%, compared to $9.3 million in 2024 with an effective tax rate of 20.5%.

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

2025 compared to 2024

Net interest income, taxable equivalent, increased to $167.5 million in 2025 from $138.5 million in 2024. Average earning assets increased from $4.6 billion in 2024 to $5.1 billion in 2025, primarily from organic loan and lease growth.  Over this period, average loan and lease balances increased by $508.2 million and interest-earning cash increased by $49.0 million, offset by a decrease in average securities of $10.1 million. Average interest-bearing deposits increased by $475.1 million, average noninterest-bearing deposits increased $28.1 million and average subordinated debt increased by $24.9 million, offset by a decrease in average borrowings of $15.9 million. The tax equivalent net interest margin increased to 3.29% for 2025, compared to 3.04% for 2024. The yield on earning assets increased from 5.54% for 2024, to 5.64% for 2025, primarily due to the Company’s deployment of excess cash and cash equivalents into loans and leases and securities during 2025. The cost of average interest-bearing deposits decreased from 3.15% for 2024, to 2.91% for 2025, primarily due to the impact of lower Federal Reserve rates.

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

	2025			2024			2023

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$4,115,793	$249,636	6.07%	$3,607,558	$214,310	5.94%	$3,334,523	$186,479	5.59%
Taxable Securities	563,978	20,161	3.57%	580,001	20,151	3.47%	713,637	16,665	2.34%
Tax-exempt securities[2]	69,620	2,185	3.14%	63,679	1,780	2.80%	64,816	1,795	2.77%
Federal funds and other earning assets	349,105	15,419	4.42%	300,081	16,000	5.33%	272,864	13,481	4.94%
Total interest-earning assets	5,098,496	287,401	5.64%	4,551,319	252,241	5.54%	4,385,840	218,420	4.98%
Noninterest-earning assets	405,205			388,267			370,436
Total assets	$5,503,701			$4,939,586			$4,756,276

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$863,772	15,394	1.78%	$932,598	21,074	2.26%	$959,639	20,214	2.11%
Money market and savings deposits	2,152,812	63,535	2.95%	1,913,673	64,116	3.35%	1,768,869	50,468	2.85%
Time deposits	928,404	35,818	3.86%	623,652	24,070	3.86%	520,799	13,578	2.61%
Total interest-bearing deposits	3,944,988	114,747	2.91%	3,469,923	109,260	3.15%	3,249,307	84,260	2.59%
Borrowings	5,826	155	2.66%	21,719	1,075	4.95%	17,824	936	5.25%
Subordinated debt	66,110	4,966	7.51%	41,184	3,434	8.34%	42,055	2,767	6.58%
Total interest-bearing liabilities	4,016,924	119,868	2.98%	3,532,826	113,769	3.22%	3,309,186	87,963	2.66%
Noninterest-bearing deposits	911,988			883,923			958,078
Other liabilities	54,300			48,949			46,052
Total liabilities	4,983,212			4,465,698			4,313,316
Shareholders' equity	520,489			473,888			442,960
Total liabilities and shareholders’ equity	$5,503,701			$4,939,586			$4,756,276
Net interest income, taxable equivalent		$167,533			$138,472			$130,457
Interest rate spread			2.65%			2.32%			2.32%
Tax equivalent net interest margin			3.29%			3.04%			2.97%

Percentage of average interest-earning assets to average interest-bearing liabilities			126.93%			128.83%			132.54%
Percentage of average equity to average assets			9.46%			9.59%			9.31%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $970 thousand, $748 thousand and $0 for the years ended December 31, 2025, 2024 and 2023, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0% in 2025, 2024 and 2023. The taxable-equivalent adjustment was $459 thousand, $374 thousand and $377 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.

Rate and Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. Net interest income, taxable equivalent, increased by $29.1 million between the years ended December 31, 2025, and 2024 and increased by $8.0 million between the years ended December 31, 2024, and 2023. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2025 Compared to 2024			2024 Compared to 2023
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans and leases	$5,133	$30,193	$35,326	$12,563	$15,268	$27,831
Taxable Securities	(283)	293	10	5,707	(2,221)	3,486
Tax-exempt securities	188	217	405	15	(30)	(15)
Federal funds and other earning assets	(3,163)	2,582	(581)	1,184	1,335	2,519
Total interest-earning assets	1,875	33,285	35,160	19,469	14,352	33,821

Interest-bearing demand deposits	(4,125)	(1,555)	(5,680)	1,430	(570)	860
Money market and savings deposits	(8,592)	8,011	(581)	9,516	4,132	13,648
Time deposits	(15)	11,763	11,748	7,812	2,680	10,492
Total interest-bearing deposits	(12,732)	18,219	5,487	18,758	6,242	25,000
Borrowings	(12)	(908)	(920)	(172)	311	139
Subordinated debt	(546)	2,078	1,532	724	(57)	667
Total interest-bearing liabilities	(13,290)	19,389	6,099	19,310	6,496	25,806

Net interest income	$15,165	$13,896	$29,061	$159	$7,856	$8,015

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

The following table provides a summary of noninterest income for the periods presented (in thousands):

	Year Ended			Year Ended
	December 31,			December 31,	2024 - 2023
	2025	2024	Change	2023	Change
Service charges on deposit accounts	$7,161	$6,862	$299	$6,511	$351
Gain (loss) on sale of securities, net	(3,719)	64	(3,783)	(6,801)	6,865
Mortgage banking	2,673	1,579	1,094	1,040	539
Investment services	6,582	5,945	637	5,105	840
Insurance commissions	4,016	5,696	(1,680)	4,684	1,012
Interchange and debit card transaction fees, net	5,275	5,277	(2)	5,457	(180)
Gain on sale of SBKI	3,955	—	3,955	—	—
Other	8,409	8,729	(320)	6,329	2,400
Total noninterest income	$34,352	$34,152	$200	$22,325	$11,827

2025 compared to 2024

Noninterest income increased $200 thousand to $34.4 million in 2025, compared to $34.2 million in 2024. The primary components of the changes in noninterest income were as follows:

●	During 2025, loss on sale of securities, net, primarily associated with a $3.7 million pre-tax loss on the sale of $85.4 million in available-for-sale securities, reinvesting into higher yielding assets;
●	Increase in mortgage banking income, attributable largely to an increase in gains on sale of mortgage loans;
●	Decrease in insurance commissions, because of the sale of SBKI in the third quarter of 2025; and
●	Gain on sale of SBKI.

2024 compared to 2023

Noninterest income increased $11.8 million to $34.2 million in 2024, compared to $22.3 million in 2023. The primary components of the changes in noninterest income were as follows:

●	During 2023, loss on sale of securities, associated with a $6.8 million pre-tax loss on the sale of $159.6 million in available-for-sale securities, reinvesting into higher yielding assets;
●	Increase in investment services, stemming from increased production;
●	Increase in insurance commissions, driven by organic growth; and
●	Increase in other, primarily related to $1.3 million pre-tax gain on the sale of a former branch building, income on bank owned life insurance, and fees from capital market activity.

Noninterest Expense

The following table provides a summary of noninterest expense for the periods presented (in thousands):

	Year Ended			Year Ended
	December 31,			December 31,	2024 - 2023
	2025	2024	Change	2023	Change
Salaries and employee benefits	$78,297	$72,100	$6,197	$65,749	$6,351
Occupancy and equipment	13,686	13,617	69	13,451	166
FDIC insurance	4,002	3,390	612	3,156	234
Other real estate and loan-related expense	3,242	2,823	419	2,397	426
Advertising and marketing	1,619	1,321	298	1,342	(21)
Data processing and technology	10,316	9,930	386	9,235	695
Professional services	4,775	4,207	568	3,443	764
Amortization of intangibles	2,150	2,425	(275)	2,624	(199)
Restructuring expenses	1,326	—	1,326	110	(110)
Other	11,792	11,077	715	11,643	(566)
Total noninterest expense	$131,205	$120,890	$10,315	$113,150	$7,740

2025 compared to 2024

Noninterest expense increased $10.3 million to $131.2 million in 2025, compared to $120.9 million in 2024. The primary components of the changes in noninterest expense were as follows:

●	Increase in salary and employee benefits, primarily related to incentive accruals for production performance, overall employee benefits and new hires; and
●	Increase in restructuring expenses, related to the sale of SBKI.

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

Income Taxes

2025 compared to 2024

In 2025, income tax expense totaled $11.2 million compared to $9.3 million in 2024. The effective tax rate was approximately 18.1% for 2025 compared to 20.5% in 2024.  The decrease in the effective tax rate is primarily related to the full-year impact of the Company’s Real Estate Investment Trust (“REIT”) structure, which as implemented in the fourth quarter of 2024. The REIT lowered the Bank’s state income tax expense during this period.

2024 compared to 2023

In 2024, income tax expense totaled $9.3 million compared to $7.6 million in 2023. The effective tax rate was approximately 20.5% for 2024 compared to 21.1% in 2023.

Loan and Lease Portfolio

Our loans and leases represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio is an important consideration when reviewing our financial condition. The Company had total net loans and leases outstanding of approximately $4.32 billion at December 31, 2025, and $3.87 billion at December 31, 2024. The year-over-year increase of $453.8 million, or 11.7%, was related to organic loan growth throughout all markets.  Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan and lease portfolio.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	December 31,	Gross	December 31,	Gross
	2025	Total	2024	Total
Commercial real estate:
Non-owner occupied	$1,196,758	27.5%	$1,080,404	27.5%
Owner occupied	1,022,871	23.4%	867,678	22.2%
Consumer real estate	834,626	19.1%	741,836	19.0%
Construction and land development	419,176	9.6%	361,735	9.3%
Commercial and industrial	817,595	18.7%	775,620	19.9%
Leases	55,422	1.3%	64,878	1.7%
Consumer and other	17,134	0.4%	14,189	0.4%
Total loans and leases	4,363,582	100.0%	3,906,340	100.0%
Less: Allowance for credit losses	(40,906)		(37,423)
Loans and leases, net	$4,322,676		$3,868,917

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate:
Non-owner occupied	$187,484	$767,188	$218,856	$23,230	$1,196,758	$458,295	$550,979
Owner occupied	79,643	621,469	302,735	19,024	1,022,871	470,207	473,021
Consumer real estate-mortgage	64,109	249,172	98,661	422,684	834,626	254,772	515,745
Construction and land development	116,553	217,120	27,477	58,026	419,176	53,274	249,349
Commercial and industrial	324,346	394,865	76,582	21,802	817,595	333,797	159,452
Leases	2,512	52,910	—	—	55,422	52,910	—
Consumer and other	11,915	5,112	68	39	17,134	5,036	183
Total loans and leases	$786,562	$2,307,836	$724,379	$544,805	$4,363,582	$1,628,291	$1,948,729

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

While a loan or lease is classified as nonaccrual and the future collectability of the recorded loan or lease balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans and leases with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan and lease balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan and lease had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan and lease balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for credit losses until prior charge-offs have been fully recovered.

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

Nonperforming loans and leases as a percentage of gross loans and leases, net of deferred fees, was 0.22% as of December 31, 2025, and 0.20% as of December 31, 2024, respectively. Total nonperforming assets as a percentage of total assets as of December 31, 2025, totaled 0.22% compared to 0.19% as of December 31, 2024.

The following table is a summary of our loans and leases that were past due at least 30 days but not more than 89 days and 90 days or more past due as of December 31, 2025, and 2024 (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
December 31, 2025
Commercial real estate:
Non-owner occupied	$1,196,758	$-	-%	$-	-	$-	-%
Owner occupied	1,022,871	803	0.08	-	-	803	0.08
Consumer real estate	834,626	2,673	0.32	-	-	2,673	0.32
Construction and land development	419,176	68	0.02	-	-	68	0.02
Commercial and industrial	817,595	1,287	0.16	-	-	1,287	0.16
Leases	55,422	1,404	2.53	-	-	1,404	2.53
Consumer and other	17,134	120	0.70	-	-	120	0.70
Total	$4,363,582	$6,355	0.15%	$-	-%	$6,355	0.15%

December 31, 2024
Commercial real estate:
Non-owner occupied	$1,080,404	$378	0.03%	$-	-%	$378	0.03%
Owner occupied	867,678	411	0.05	-	-	411	0.05
Consumer real estate	741,836	2,748	0.37	-	-	2,748	0.37
Construction and land development	361,735	523	0.14	-	-	523	0.14
Commercial and industrial	775,620	1,745	0.22	144	0.02	1,889	0.24
Leases	64,878	1,453	2.24	-	-	1,453	2.24
Consumer and other	14,189	118	0.83	18	0.13	136	0.96
Total	$3,906,340	$7,376	0.19%	$162	-%	$7,538	0.19%

The following table is a summary of our nonaccrual loans and leases as of December 31, 2025, and 2024 (dollars in thousands):

	December 31, 2025			December 31, 2024
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate:
Non-owner occupied	$1,196,758	$672	0.06%	$1,080,404	$514	0.05%
Owner occupied	1,022,871	1,934	0.19	867,678	906	0.10
Consumer real estate	834,626	2,300	0.28	741,836	1,995	0.27
Construction and land development	419,176	-	-	361,735	39	0.01
Commercial and industrial	817,595	1,828	0.22	775,620	1,820	0.23
Leases	55,422	2,858	5.16	64,878	2,433	3.75
Consumer and other	17,134	9	0.05	14,189	2	0.01
Total	$4,363,582	$9,601	0.22%	$3,906,340	$7,709	0.20%

Allowance for credit losses to nonaccrual loans		426.06%			485.45%

Potential Problem Loans and Leases

At December 31, 2025, substandard or problem loans and leases, which are defined in “Part II – Item 8. Financial Statements and Supplementary Data – Note 5 – Loans and Leases and Allowance for Credit Losses”, amounted to approximately $10.6 million or 0.24% of total loans and leases outstanding. Potential problem loans and leases, which are not included in nonperforming loans and leases, represent those loans and leases with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans and leases.

Allocation of the Allowance for Credit Losses

On January 1, 2023, we adopted FASB ASU 2016-13, which introduced the current expected credit losses ("CECL") methodology and required us to estimate all expected credit losses over the remaining life of our loan portfolio. For additional information relating to CECL, see Note 1—Summary of Significant Accounting Policies to our audited consolidated financial statements.  Accordingly, the allowance for credit losses represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of December 31, 2025, and 2024, our allowance for credit losses on loans and leases was $40.9 million and $37.4 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 0.94% and 0.96% at December 31, 2025, and 2024, respectively.

The current methodology for assessing the appropriate allowance includes: (1) a collective quantified reserve determined by non-discounted cash flow analysis for the loan portfolio, (2) a collective quantified reserve determined by the open-pool methodology for the bank’s lease portfolio, (3) collective qualitative factors to adjust expected credit losses for information not already captured in the loss estimation and (4) individual allowances on collateral-dependent loans where the bank may be inadequately protected by current paying capacity of the borrower. At December 31, 2025, 42% of the allowance is attributable to the collective qualitative factors, a slight decline from 45% at December 31, 2024.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans and leases to be adequate to absorb our estimate of expected future credit losses on loans outstanding at December 31, 2025. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
December 31, 2025
Commercial real estate:
Non-owner occupied	$8,044	27.5%	$1,196,758	0.67%
Owner occupied	8,876	23.4	1,022,871	0.87
Consumer real estate	8,767	19.1	834,626	1.05
Construction and land development	4,298	9.6	419,176	1.03
Commercial and industrial	8,611	18.7	817,595	1.05
Leases	2,173	1.3	55,422	3.92
Consumer and other	137	0.4	17,134	0.80
Total	$40,906	100.0%	$4,363,582	0.94%

December 31, 2024
Commercial real estate:
Non-owner occupied	$6,972	27.5%	$1,080,404	0.65%
Owner occupied	8,341	22.2	867,678	0.96
Consumer real estate	8,355	19.0	741,836	1.13
Construction and land development	4,168	9.3	361,735	1.15
Commercial and industrial	8,552	19.9	775,620	1.10
Leases	919	1.7	64,878	1.42
Consumer and other	116	0.4	14,189	0.82
Total	$37,423	100.0%	$3,906,340	0.96%

The allowance associated with the individually evaluated loans and leases were approximately $4.9 million at December 31, 2025, compared to $3.9 million at December 31, 2024.

The following table presents information related to credit losses on loans and lease by loan segment for each of the years in the three year period ended December 31, (dollars in thousands):

				Ratio of Net (charge-offs)
	Provision for	Net (charge-offs)	Average	Recoveries to
	Credit Losses	Recoveries	Loans	Average Loans
Year Ended December 31, 2025
Commercial real estate:
Non-owner occupied	$1,072	$-	$1,124,759	-%
Owner occupied	529	6	955,955	-
Consumer real estate	366	46	796,842	0.01
Construction and land development	(70)	200	384,028	0.05
Commercial and industrial	1,984	(1,925)	778,583	(0.25)
Leases	2,501	(1,247)	59,739	(2.09)
Consumer and other	284	(263)	15,887	(1.66)
Total	$6,666	$(3,183)	$4,115,793	(0.08)%

Year Ended December 31, 2024
Commercial real estate:
Non-owner occupied	$126	$-	$992,390	-%
Owner occupied	(113)	36	828,270	-
Consumer real estate	1,102	4	680,895	-
Construction and land development	(265)	(441)	317,890	(0.14)
Commercial and industrial	2,397	(769)	707,125	(0.11)
Leases	1,583	(1,304)	67,389	(1.94)
Consumer and other	236	(235)	13,599	(1.73)
Total	$5,066	$(2,709)	$3,607,558	(0.08)%

For the year ended December 31, 2023
Commercial real estate:
Non-owner occupied	$577	$-	$886,701	-%
Owner occupied	329	6	771,173	-
Consumer real estate	1,059	44	624,972	0.01
Construction and land development	(380)	25	367,421	0.01
Commercial and industrial	1,637	(188)	602,413	(0.03)
Leases	347	(345)	67,318	(0.51)
Consumer and other	186	(220)	14,525	(1.51)
Total	$3,755	$(678)	$3,334,523	(0.02)%

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

Our available-for-sale (“AFS”) investment portfolio is carried at fair market value, and our held-to-maturity investment portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our investment portfolio increased from $609.0 million at December 31, 2024, to $662.0 million at December 31, 2025.  The $53.0 million increase is primarily related to the strategic decision to restructure a portion of the portfolio in the third quarter of 2025, and the impact of lower market interest rates, which improved the fair value of the AFS portfolio.  The Company purchased $215.3 million of securities during the year ended December 31, 2025, which was offset by $174.7 million of sales, maturities, and prepayments received during the same period. New purchases were focused on prepayment protected mortgage-backed securities to provide cash flow, liquidity and to support interest rate risk objectives. Our investment to asset ratio decreased from 11.5% at December 31, 2024, to 11.3% at December 31, 2025, primarily due to deploying principal cash flow away from the investment portfolio.

Net unrealized losses in our AFS securities portfolio were $11.6 million as of December 31, 2025, compared to $30.4 million at December 31, 2024. The decrease was attributable to changes in market interest rates related to our securities, relative to when the securities were purchased. Principal paydowns/maturities on lower yielding securities, as well as the decision to sell a portion of the bank’s AFS securities, also played a role in a decrease in the net unrealized loss change over the period.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at December 31, 2025 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$31,688	1.27%	$—	-%	$—	-%	$31,688	1.27%
U.S. Government agencies	—	-	—	-	19,012	4.99	—	-	19,012	4.99
State and political subdivisions	1,595	3.77	3,322	3.04	5,526	3.60	24,933	4.04	35,376	4.62
Other debt securities	—	-	6,928	7.12	14,745	5.44	—	-	21,673	5.98
Mortgage-backed securities	—	-	30,396	4.25	71,149	4.29	342,214	4.17	443,759	4.21
Total securities	$1,595	3.77	$72,334	3.16	$110,432	4.53	$367,147	4.25	$551,508	4.17

Held-to-maturity:
U.S. Treasury	$—	-%	$—	-%	$—	-%	$—	-%	$—	-%
U.S. Government agencies	—	-	19,123	1.94	27,741	1.80	—	-	46,864	1.86
State and political subdivisions	—	-	740	1.33	14,164	1.82	35,612	2.28	50,516	2.13
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	2,672	2.10	1,991	2.19	20,078	2.13	24,741	2.13
Total securities	$—	-	$22,535	1.94	$43,896	1.82	$55,690	2.22	$122,121	2.03

1Based on amortized cost, taxable equivalent basis.

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts (“IRAs”) and certificates of deposit (“CDs”). These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2025, brokered deposits represented approximately 1.01% of total deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for 2025, 2024 and 2023 (dollars in thousands):

	2025			2024			2023
	Average	% of	Average	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$911,988	18.8%	—	$883,923	20.3%	—	$958,078	22.8%	—
Interest-bearing demand	863,772	17.8%	1.78%	932,598	21.4%	2.26%	959,639	22.8%	2.11%
Money market and savings	2,152,812	44.3%	2.95%	1,913,673	44.0%	3.35%	1,768,869	42.0%	2.85%
Time deposits	928,404	19.1%	3.86%	623,652	14.3%	3.86%	520,799	12.4%	2.61%
Total average deposits	$4,856,976	100.0%	2.36%	$4,353,846	100.0%	2.51%	$4,207,385	100.0%	2.00%

During 2025, average deposits increased in noninterest-bearing demand, money market and savings and time deposits, with decreases in interest-bearing demand deposits. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 2.36% in 2025 compared to 2.51% in 2024.

Total deposits as of December 31, 2025, were $5.2 billion, which was an increase of $466.3 million from December 31, 2024. This increase is related to organic deposit growth.  As of December 31, 2025, the Company had outstanding time deposits under $250,000 of $417.8 million, time deposits over $250,000 of $452.7 million, and a time deposit fair value adjustment of $7 thousand. The following table summarizes the maturities of time deposits of $250,000 or more as of December 31, 2025 (in thousands):

December 31,
2025
Three months or less	$193,839
Three to six months	79,701
Six to twelve months	150,456
More than twelve months	28,729
Total	$452,725

Borrowings and Subordinated Debt

Other than deposits, the Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be down streamed as Tier 1 capital to the Bank. Total borrowings at December 31, 2025 and 2024, were $3.0 million and $8.1 million, respectively. The $5.1 million reduction in borrowings was primarily the repayment of $4.0 million on a line of credit, that had a $0 balance at December 31, 2025.  Short-term borrowings, included in borrowings, totaled $3.0 million at December 31, 2025 and $4.1 million at December 31, 2024 and consisted entirely of securities sold under repurchase agreements. Long-term debt totaled $98.7 million at December 31, 2025 and $39.7 million at December 31, 2024 and consisted entirely of subordinated debt. The $59.0 million increase in long-term debt is related to the Company issuing $100 million in subordinated debt during the third quarter of 2025, and subsequently retiring $40 million of existing subordinated debt in the fourth quarter of 2025. For more information regarding our borrowings and subordinated debt, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 9 – Borrowings and Line of Credit” and “Note 10 – Subordinated Debt.”

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2025, we had $96.0 million of unsecured federal funds lines with no funds advanced. In addition, we have access to the Federal Reserve’s discount window in the amount of $402.2 million with no borrowings outstanding as of December 31, 2025. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $491.3 million as of December 31, 2025.

At December 31, 2025, we had no FHLB advances outstanding. For more information regarding the FHLB advances, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 9 – Borrowings and Line of Credit.” Based on the values of loans pledged as collateral, we had $610.0 million of additional borrowing availability with the FHLB as of December 31, 2025. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

The Company has a revolving line of credit for an aggregate amount of $35.0 million, with a maturity date of  May 1, 2027. At December 31, 2025, $0 was outstanding under the line of credit, and all $35.0 million of the line of credit remained available to the Company.

Capital Requirements

The Company and Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Company and Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At December 31, 2025, and 2024, our capital ratios, including our Company and Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs the Bank. For more information regarding our capital, leverage and total capital ratios, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 15 – Regulatory Matters.”

The table below (dollars in thousands) summarizes the capital requirements applicable to the Company and Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company and Bank’s capital ratios as of December 31, 2025 and 2024. The Company and Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2025 and 2024. As of December 31, 2025, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2025, that management believes would change this classification.

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$606,158	12.71%	$381,470	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	468,641	9.83%	286,103	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	468,641	9.83%	214,577	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	468,641	8.30%	225,852	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$586,675	12.32%	$380,891	8.00%	$476,114	10.00%
Tier 1 Capital (to Risk Weighted Assets)	547,820	11.51%	285,668	6.00%	380,891	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	547,820	11.51%	214,251	4.50%	309,474	6.50%
Tier 1 Capital (to Average Assets)[2]	547,820	9.71%	225,566	4.00%	281,957	5.00%

December 31, 2024
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$470,635	11.10%	$339,044	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	254,283	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	190,712	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	413,616	8.29%	199,585	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$478,368	11.30%	$338,774	8.00%	$423,467	10.00%
Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	254,080	6.00%	338,774	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	190,560	4.50%	275,253	6.50%
Tier 1 Capital (to Average Assets)	445,159	8.94%	199,214	4.00%	249,017	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

Contractual Obligations

The following tables present, as of December 31, 2025, our significant fixed and determinable contractual obligations (in thousands):

	As of December 31, 2025, payments due in
				More
	Less than	1 to 3	3 to 5	than 5
	1 year	years	years	years	Total
Operating leases	$1,802	$3,044	$2,806	$6,682	$14,334
Time deposits	807,820	48,077	14,646	—	870,543
Securities sold under agreement to repurchase	3,009	—	—	—	3,009
FHLB advances and other borrowings	—	—	—	—	—
Subordinated debt	—	—	—	100,000	100,000
Total	$812,631	$51,121	$17,452	$106,682	$987,886

Off-Balance Sheet Arrangements

At December 31, 2025, we had $1.09 billion pre-approved but unused lines of credit and $15.6 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additional information about our off-balance sheet risk exposure is presented in Note 14 – Commitments and Contingent Liabilities to our audited consolidated financial statements.

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

Fair values for acquired assets and assumed liabilities – Assets and liabilities acquired are recorded at their respective fair values as of the date of the acquisition. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities is allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of December 31, 2025, there was approximately $90.4 million in goodwill. The Company performs its annual goodwill impairment test as of December 31, of each year, and for 2025 the results of the qualitive assessment provided no indication of potential impairment. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”), oversees market risk management and establishes risk measures, limits on policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive overview of the Company’s magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships. We utilize an independent third party earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12-24 months. The model evaluates the effect of hypothetical changes in interest rates on net interest income compared to a baseline scenario with constant rates over the next 12 to 24 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate, caps and floors is also included in the model. Other interest rate-related risks such as beta, prepayment, basis and option risk are also considered. In addition, third parties will occasionally join ALCO meetings to provide feedback regarding future balance sheet structure, earnings and liquidity strategies. ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities, with the objective of managing the impact of fluctuating market rates on net interest income within acceptable levels. To meet this objective, management may lengthen or shorten the duration of assets or liabilities.

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

Earnings Simulation Model. We believe interest rate risk is effectively measured by our earnings simulation modeling. Interest earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts or ramped shifts in market interest rates over time. Rates are increased/decreased from our static/level rate forecast over the next 12 months, with limits in the decline in net interest income as follows:

Estimated % Change in Net Interest Income Over 12 Months
December 31, 2025:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	1.22%
200 basis points increase	1.78%
100 basis points decrease	(1.35)%
200 basis points decrease	(2.13)%

Estimated % Change in Net Interest Income Over 12 Months
December 31, 2025:
12-month ramp, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	0.77%
200 basis points increase	1.35%
100 basis points decrease	(0.75)%
200 basis points decrease	(1.34)%

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

To help monitor our related risk, we have established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
December 31, 2025:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.43)%
200 basis points increase	(1.47)%
100 basis points decrease	1.07%
200 basis points decrease	0.48%

At December 31, 2025, our model results indicated that we were within these policy limits.

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag changes in general market rates.

In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts may also decrease during periods of rising interest rates. Our ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

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

For the years ended December 31, 2025, 2024, and 2023

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2025, SmartFinancial, Inc.’s internal control over financial reporting is effective based on those criteria.

Elliott Davis, PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included herein.

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Shareholders’ and the Board of Directors of SmartFinancial, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SmartFinancial, Inc (the Company) as of December 31, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Collectively Evaluated Loans

As more fully described in Note 1 and Note 5 of the financial statements, the Company reported a gross loan portfolio of $4.4 billion and related allowance for credit losses (“ACL”) of $40.9 million as of December 31, 2025. Expected credit losses are evaluated based on the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The non-discounted cash flow method is the primary credit loss estimation methodology applied to the Company’s loan portfolio. Under this approach, expected future cash flows for each segment are estimated without discounting and are combined with regression-based probability of default and loss given default estimates that incorporate national unemployment rate forecasts. Historical loss rates used in the quantitative model are derived from both Company data and peer bank data obtained from publicly available regulatory filings, encompassing a full economic cycle. For collectively evaluated loans not assessed using the non-discounted cash flow method, specifically the lease portfolio, the Company applies an open pool methodology to estimate expected losses. In applying forward looking information, the Company utilized an eight-quarter reasonable and supportable forecast period, followed by a straight-line reversion to long term historical loss rates over a four-quarter reversion period. Historical loss rates, which are adjusted for qualitative factors that involve significant management judgement, are applied to the collectively evaluated loan segments. For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual basis based on the valuation of the underlying collateral.

We identified the Company’s estimate of the ACL, specifically the ACL on loans collectively evaluated, as a critical audit matter. The principal considerations for our determination of the ACL for collectively evaluated loans as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors, model assumptions, forecasts and forecasting periods. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

●	Tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for credit losses, including controls over the establishment of qualitative factors, model assumptions, and forecasts.

●	Tested the design and operating effectiveness of controls relating to management’s review of reliability and accuracy of data used to calculate and estimate the various components of the allowance for credit losses, including accuracy of the calculation and validation procedures over the models.

●	Evaluated the relevance and reasonableness of key assumptions by assessing portfolio segmentation, credit quality indicators, current credit conditions, and the incorporation of reasonable and supportable economic forecasts.

●	Tested the completeness and accuracy of significant estimate inputs by verifying loan-level data, non-discounted cash flow model inputs, open pool model inputs and macroeconomic variables used to generate forecasted scenarios and qualitative overlays.

●	Recalculated historical loss rates, regression-based factors, and a sample of loan-level non-discounted cash flows.

●	Evaluated the reasonableness of assumptions and data used by the Company in developing qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.

●	Evaluated the reasonableness of forward-looking forecasts by comparing forecasted macroeconomic variables and scenario weightings to third-party forecasts, independently recalculating model-generated forecast factors.

●	Evaluated subsequent events and transactions and considered whether those events and transactions corroborated or contradicted the Company’s estimate of allowance for credit losses.

/s/ Elliott Davis, PLLC

We have served as the Company's auditor since 2025.

Raleigh, North Carolina

March 16, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders’ and the Board of Directors of SmartFinancial, Inc.:

Opinion on the Internal Control Over Financial Reporting

We have audited SmartFinancial, Inc.'s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended of the Company and our report dated March 16, 2026 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Elliott Davis, PLLC

Raleigh, North Carolina

March 16, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

SmartFinancial, Inc.

Knoxville, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SmartFinancial, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Forvis Mazars, LLP

We served as the Company’s auditor from 2021 to 2025.

Louisville, Kentucky

March 17, 2025

SmartFinancial, Inc. and Subsidiary

Consolidated Financial Statements

Consolidated Balance Sheets

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

	2025	2024
ASSETS:
Cash and due from banks	$56,469	$96,508
Interest-bearing deposits with banks	395,120	277,005
Federal funds sold	12,828	14,057
Total cash and cash equivalents	464,417	387,570
Securities available-for-sale, at fair value	539,882	482,328
Securities held-to-maturity (fair value of $109.4 million at Dec. 31, 2025 and $108.1 million at Dec. 31, 2024)	122,121	126,659
Other investments	16,441	14,740
Loans held for sale	10,865	5,996
Loans and leases	4,363,582	3,906,340
Less: Allowance for credit losses	(40,906)	(37,423)
Loans and leases, net	4,322,676	3,868,917
Premises and equipment, net	88,387	91,093
Other real estate owned	—	179
Goodwill and other intangibles, net	95,328	104,723
Bank owned life insurance	119,525	115,917
Other assets	81,168	77,782
Total assets	$5,860,810	$5,275,904

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$1,062,918	$965,552
Interest-bearing demand	945,716	836,731
Money market and savings	2,273,612	2,039,560
Time deposits	870,543	844,640
Total deposits	5,152,789	4,686,483
Borrowings	3,009	8,135
Subordinated debt	98,662	39,684
Other liabilities	53,858	50,141
Total liabilities	5,308,318	4,784,443
Commitments and contingent liabilities - see Note 14	—	—
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 17,029,317 and 16,925,672 shares issued and outstanding, respectively	17,029	16,926
Additional paid-in capital	295,950	294,269
Retained earnings	248,719	203,824
Accumulated other comprehensive loss	(9,319)	(23,671)
Total shareholders' equity attributable to SmartFinancial Inc. and Subsidiary	552,379	491,348
Non-controlling interest - preferred stock of subsidiary	113	113
Total shareholders' equity	552,492	491,461
Total liabilities and shareholders' equity	$5,860,810	$5,275,904

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Income

For the years ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except per share data)

	2025	2024	2023
Interest income:
Loans and leases, including fees	$248,666	$213,562	$186,479
Securities:
Taxable	20,161	20,151	16,665
Tax-exempt	1,726	1,406	1,418
Federal funds sold and other earning assets	15,419	16,000	13,481
Total interest income	285,972	251,119	218,043
Interest expense:
Deposits	114,747	109,260	84,260
Borrowings	155	1,075	936
Subordinated debt	4,966	3,434	2,767
Total interest expense	119,868	113,769	87,963
Net interest income	166,104	137,350	130,080
Provision for credit losses	7,750	5,153	3,029
Net interest income after provision for credit losses	158,354	132,197	127,051
Noninterest income:
Service charges on deposit accounts	7,161	6,862	6,511
Gain (loss) on sale of securities, net	(3,719)	64	(6,801)
Mortgage banking	2,673	1,579	1,040
Investment services	6,582	5,945	5,105
Insurance commissions	4,016	5,696	4,684
Interchange and debit card transaction fees, net	5,275	5,277	5,457
Gain on sale of SBK Insurance ("SBKI")	3,955	—	—
Other	8,409	8,729	6,329
Total noninterest income	34,352	34,152	22,325
Noninterest expense:
Salaries and employee benefits	78,297	72,100	65,749
Occupancy and equipment	13,686	13,617	13,451
FDIC insurance	4,002	3,390	3,156
Other real estate and loan related expense	3,242	2,823	2,397
Advertising and marketing	1,619	1,321	1,342
Data processing and technology	10,316	9,930	9,235
Professional services	4,775	4,207	3,443
Amortization of intangibles	2,150	2,425	2,624
Merger related and restructuring expenses	1,326	—	110
Other	11,792	11,077	11,643
Total noninterest expense	131,205	120,890	113,150
Income before income tax expense	61,501	45,459	36,226
Income tax expense	11,154	9,318	7,633
Net income	$50,347	$36,141	$28,593
Earnings per common share:
Basic	$3.00	$2.16	$1.70
Diluted	$2.98	$2.14	$1.69
Weighted average common shares outstanding:
Basic	16,779,019	16,768,956	16,805,068
Diluted	16,896,519	16,875,456	16,911,185

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	2025	2024	2023
Net income	$50,347	$36,141	$28,593
Other comprehensive income (loss):
Investment securities:
Unrealized holding gains on securities available-for-sale	14,786	2,043	6,410
Tax effect	(3,819)	(528)	(1,656)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	116	132	148
Tax effect	(30)	(34)	(38)
Reclassification adjustment for realized (gains) losses, net included in net income	3,719	(64)	6,801
Tax effect	(961)	17	(1,757)
Unrealized gains on securities available-for-sale, net of tax	13,811	1,566	9,908
Fair value hedging activities:
Unrealized gains (losses) on fair value mortgage-backed security hedges	(110)	712	(536)
Tax effect	28	(184)	139
Reclassification adjustment for realized gains included in net income	—	(401)	—
Tax effect	—	104	—
Unrealized gains (losses) on fair value hedged instruments arising during the period, net of tax	(82)	231	(397)
Cash flow hedging activities:
Unrealized gains (losses) on cash flow hedges	645	590	(196)
Tax effect	(167)	(152)	51
Reclassification adjustment for realized losses included in net income	196	2	69
Tax effect	(51)	(1)	(18)
Unrealized gains (losses) on cash flow hedge instruments arising during the period, net of tax	623	439	(94)

Total other comprehensive income	14,352	2,236	9,417
Comprehensive income	$64,699	$38,377	$38,010

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except per share data)

					Accumulated		Non-controlling
					Other	Total Common	Interest -
	Common Stock		Additional	Retained	Comprehensive	Shareholders'	Preferred Stock
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity	of Subsidiary	Total
Balance, December 31, 2022	16,900,805	$16,901	$294,330	$156,545	$(35,324)	$432,452	$—	$432,452
Cumulative effect adjustment for adoption of ASU 2016-13, net of tax	—	—	—	(6,606)	—	(6,606)	—	(6,606)
Balance, January 1, 2023, adjusted	16,900,805	16,901	294,330	149,939	(35,324)	425,846	—	425,846
Net income	—	—	—	28,593	—	28,593	—	28,593
Other comprehensive income	—	—	—	—	9,417	9,417	—	9,417
Common stock issued pursuant to:
Stock options exercised	15,705	16	149	—	—	165	—	165
Restricted stock	74,992	75	(75)	—	—	—	—	—
Restricted stock, withheld for taxes	(2,623)	(3)	(54)	—	—	(57)	—	(57)
Stock compensation expense	—	—	1,349	—	—	1,349	—	1,349
Common stock dividend ($0.32 per share)	—	—	—	(5,427)	—	(5,427)	—	(5,427)
Balance, December 31, 2023	16,988,879	$16,989	$295,699	$173,105	$(25,907)	$459,886	$—	$459,886
Net income	—	—	—	36,141	—	36,141	—	36,141
Other comprehensive income	—	—	—	—	2,236	2,236	—	2,236
Common stock issued pursuant to:
Stock options exercised	6,192	6	62	—	—	68	—	68
Restricted stock, net of forfeitures	78,757	79	(79)	—	—	—	—	—
Restricted stock, withheld for taxes	(11,961)	(12)	(211)	—	—	(223)	—	(223)
Issuance of preferred stock of subsidiary - non-controlling interest	—	—	—	—	—	—	113	113
Stock compensation expense	—	—	1,629	—	—	1,629	—	1,629
Common stock dividend ($0.32 per share)	—	—	—	(5,422)	—	(5,422)	—	(5,422)
Repurchases of common stock	(136,195)	(136)	(2,831)	—	—	(2,967)		(2,967)
Balance, December 31, 2024	16,925,672	$16,926	$294,269	$203,824	$(23,671)	$491,348	$113	$491,461
Net income	—	—	—	50,347	—	50,347		50,347
Other comprehensive income	—	—	—	—	14,352	14,352	—	14,352
Common stock issued pursuant to:
Stock options exercised	10,148	10	143	—	—	153	—	153
Restricted stock, net of forfeitures	103,073	103	(103)	—	—	—	—	—
Restricted stock, withheld for taxes	(9,576)	(10)	(298)	—	—	(308)	—	(308)
Stock compensation expense	—	—	1,939	—	—	1,939	—	1,939
Common stock dividend ($0.32 per share)	—	—	—	(5,452)	—	(5,452)	—	(5,452)
Balance, December 31, 2025	17,029,317	$17,029	$295,950	$248,719	$(9,319)	$552,379	$113	$552,492

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$50,347	$36,141	$28,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,590	8,990	10,874
Amortization of intangible assets	2,150	2,425	2,624
Provision for credit losses	7,750	5,153	3,029
Stock compensation expense	1,939	1,629	1,349
Net (gain) loss on sale of securities available-for-sale	3,719	(64)	6,801
Deferred income tax (benefit) expense	(470)	120	1,309
Increase in cash surrender value of bank-owned life insurance	(3,608)	(2,483)	(1,964)
Net losses from sale and write-downs of other real estate owned and other repossessed assets	632	994	78
Net gains from mortgage banking	(2,565)	(1,463)	(1,040)
Origination of loans held for sale	(44,240)	(49,845)	(45,891)
Proceeds from sales of loans held for sale	41,936	49,730	44,265
Gain from sale of SBKI	(3,955)	—	—
Net loss (gain) from sale/disposal of fixed assets	14	(1,647)	19
Net change in:
Accrued interest receivable	(1,450)	(898)	(2,989)
Accrued interest payable	3,425	250	2,520
Other assets	4,114	3,788	(1,732)
Other liabilities	(5,604)	(120)	(8,129)
Net cash provided by operating activities	61,724	52,700	39,716
Cash flows from investing activities:
Available-for-sale:
Proceeds from sales	99,966	—	152,775
Proceeds from maturities, calls and paydowns	72,289	57,985	56,273
Purchases	(215,345)	(131,376)	(130,584)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	2,474	152,486	2,494
Proceeds from sales of other investments	1,041	5,960	2,812
Purchases of other investments	(6,319)	(7,407)	(944)
Purchases of bank-owned life insurance	—	(30,000)	—
Proceeds from sale of SBKI, net of transaction cost	11,200	—	—
Net increase in loans and leases	(464,342)	(469,247)	(213,591)
Proceeds from sale of fixed assets	123	4,698	682
Purchases of premises and equipment	(2,389)	(6,405)	(6,270)
Proceeds from sale of other real estate owned and other repossessed assets	2,254	3,084	1,113
Net cash used in investing activities	(499,048)	(420,222)	(135,240)
Cash flows from financing activities:
Net increase in deposits	466,338	418,696	190,887
Net increase (decrease) in securities sold under agreements to repurchase	(1,126)	(944)	303
Proceeds from borrowings	2,500	160,100	26,275
Repayment of borrowings	(6,500)	(166,600)	(30,775)
Cash dividends paid	(5,452)	(5,422)	(5,427)
Issuance of preferred stock of subsidiary - non-controlling interest, net of fees	—	113	—
Redemption of subordinated debt	(40,000)	—	—
Issuance of subordinated debt, net of issuance costs	98,566	—	—
Issuance of common stock	153	68	165
Restricted shares withheld for taxes	(308)	(223)	(57)
Repurchases of common stock	—	(2,967)	—
Net cash provided by financing activities	514,171	402,821	181,371
Net change in cash and cash equivalents	76,847	35,299	85,847
Cash and cash equivalents, beginning of period	387,570	352,271	266,424
Cash and cash equivalents, end of period	$464,417	$387,570	$352,271
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$116,443	$113,665	$85,443
Net cash paid during the period for income taxes	12,390	8,774	9,347
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	790	3,573	1,751
Acquisition of real estate through foreclosure	—	179	272
Acquisition of other repossessed assets	3,918	4,396	—
Financed sales of other repossessed assets	1,433	1,132	—

The accompanying notes are an integral part of the consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

The Bank did not have a reserve requirement at December 31, 2025 and 2024, respectively.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

Loans and Leases:

Originated loans and leases for which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at amortized cost, which is the principal amount outstanding net of any unearned income, charge-offs and unamortized fees and costs. Nonrefundable fees collected and certain direct costs incurred related to loan and lease originations are deferred and recorded as an adjustment to loans and leases outstanding. The net amount of the nonrefundable fees and costs is amortized to interest income over the contractual lives using methods that approximate a constant yield.

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

December 31, 2025, 2024 and 2023

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

December 31, 2025, 2024 and 2023

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.  Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.  As of December 31, 2025, and 2024, the accrued interest receivables for loans recorded in other assets were $15.5 million and $14.2 million, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

ACL – Off Balance Sheet Credit Exposures – The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure.  These primarily include undrawn portions of revolving lines of credit and standby letters of credit.  The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense.  Management has determined that all of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable.  As of December 31, 2025, and 2024, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $3.6 million and $2.5 million, respectively.  The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Consolidated Statement of Income.

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

December 31, 2025, 2024 and 2023

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

December 31, 2025, 2024 and 2023

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

Insurance commissions –These represent commissions earned on the issuance of insurance products and services. The performance obligation is generally satisfied upon the issuance of the insurance policy and revenue is recognized when the commission payment is remitted by the insurance carrier or policy holder depending on whether the billing is performed by the insurance agency or the carrier. On September 5, 2025, SmartBank, a wholly-owned subsidiary of the Company, sold 100% of the equity interests of SBK Insurance (“SBKI”) and ceased to provide insurance-related activities for the Company. See Note 2 – Sale of Insurance Company for additional information.

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

December 31, 2025, 2024 and 2023

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

In November 2025, FASB issued ASU No. 2025-08, “Financial Instruments – Credit Losses (Topic 326).  The amendments in this update expand the use of the gross-up approach to certain acquired loans beyond purchased financial assets with credit deterioration. The new guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The amendments in this update must be adopted prospectively to loans that are acquired on or after the initial application date. Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In November 2025, FASB issued ASU No. 2025-09, “Derivative and Hedging (Topic 815)” The amendments in this update are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

In December 2025, FASB issued ASU No. 2025-11 “Interim Reporting (Topic 270)” The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted.  Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In December 2025, FASB issued ASU No. 2025-12 “Codification Improvements” ASU 2025-12 address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

Recently Issued and Adopted Accounting Pronouncements:

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in certain categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. The guidance became effective for us on January 1, 2025, and has been applied prospectively. ASU 2023-09 did not have a material impact on the Company’s Consolidated Financial Statements.

Note 2. Sale of Insurance Company

On September 5, 2025, SmartBank, a wholly-owned subsidiary of the Company, sold 100% of the equity interests of SBKI and ceased to provide insurance-related activities for the Company.   The sales price totaled $11.5 million and resulted in an after-tax gain, net of transaction cost, of approximately $2.9 million.

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the years ended December 31, 2025 and 2024, and 2023.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	2025	2024	2023
Basic earnings per share computation:
Net income available to common shareholders	$50,347	$36,141	$28,593
Average common shares outstanding – basic	16,779,019	16,768,956	16,805,068
Basic earnings per share	$3.00	$2.16	$1.70
Diluted earnings per share computation:
Net income available to common shareholders	$50,347	$36,141	$28,593
Average common shares outstanding – basic	16,779,019	16,768,956	16,805,068
Incremental shares from assumed conversions:
Stock options and restricted stock	117,500	106,500	106,117
Average common shares outstanding - diluted	16,896,519	16,875,456	16,911,185
Diluted earnings per common share	$2.98	$2.14	$1.69

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

The amortized cost and fair value of securities AFS and HTM at December 31, 2025 and 2024 are summarized as follow (in thousands):

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$31,688	$—	$(2,059)	$29,629
U.S. Government-sponsored enterprises (GSEs)	19,012	127	(75)	19,064
Municipal securities	35,376	542	(253)	35,665
Other debt securities	21,673	219	(892)	21,000
Mortgage-backed securities (GSEs)	443,759	2,990	(12,225)	434,524
Total	$551,508	$3,878	$(15,504)	$539,882

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$46,864	$—	$(5,017)	$41,847
Municipal securities	50,516	—	(4,945)	45,571
Mortgage-backed securities (GSEs)	24,741	—	(2,743)	21,998
Total	$122,121	$—	$(12,705)	$109,416

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$83,330	$—	$(7,104)	$76,226
U.S. Government-sponsored enterprises (GSEs)	38,917	453	(182)	39,188
Municipal securities	18,277	—	(587)	17,690
Other debt securities	41,321	252	(2,138)	39,435
Mortgage-backed securities (GSEs)	330,839	515	(21,565)	309,789
Total	$512,684	$1,220	$(31,576)	$482,328

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$48,112	$—	$(7,335)	$40,777
Municipal securities	51,652	—	(7,037)	44,615
Mortgage-backed securities (GSEs)	26,895	—	(4,207)	22,688
Total	$126,659	$—	$(18,579)	$108,080

At December 31, 2025 and 2024, securities with a carrying value totaling approximately $315.1 million and $432.6 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded gross realized gains of $210 thousand, $64 thousand, and $0, and gross realized losses of $3.9 million, $0, and $6.8 million, respectively.

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

December 31, 2025, 2024 and 2023

The amortized cost and estimated market value of securities by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$1,595	$1,588
Due from one year to five years	41,938	39,836
Due from five years to ten years	39,283	38,635
Due after ten years	24,933	25,299
	107,749	105,358
Mortgage-backed securities	443,759	434,524
Total	$551,508	$539,882

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	19,863	18,514
Due from five years to ten years	41,905	37,077
Due after ten years	35,612	31,827
	97,380	87,418
Mortgage-backed securities	24,741	21,998
Total	$122,121	$109,416

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale and securities held-to-maturity have been in a continuous unrealized loss position, as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$29,629	$(2,059)	4	$29,629	$(2,059)	4
U.S. Government-sponsored enterprises (GSEs)	4,986	(1)	2	5,366	(74)	3	10,352	(75)	5
Municipal securities	6,184	(113)	4	9,110	(140)	12	15,294	(253)	16
Other debt securities	—	—	—	12,608	(892)	11	12,608	(892)	11
Mortgage-backed securities (GSEs)	111,336	(713)	42	133,449	(11,512)	66	244,785	(12,225)	108
Total	$122,506	$(827)	48	$190,162	$(14,677)	96	$312,668	$(15,504)	144

	December 31, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$41,847	$(5,017)	13	$41,847	$(5,017)	13
Municipal securities	3,493	(259)	4	42,078	(4,686)	33	45,571	(4,945)	37
Mortgage-backed securities (GSEs)	—	—	—	21,998	(2,743)	5	21,998	(2,743)	5
Total	$3,493	$(259)	4	$105,923	$(12,446)	51	$109,416	$(12,705)	55

	December 31, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$76,226	$(7,104)	9	$76,226	$(7,104)	9
U.S. Government-sponsored enterprises (GSEs)	9,069	(80)	4	4,813	(102)	4	13,882	(182)	8
Municipal securities	5,579	(59)	8	11,322	(528)	17	16,901	(587)	25
Other debt securities	4,425	(36)	3	28,294	(2,102)	24	32,719	(2,138)	27
Mortgage-backed securities (GSEs)	80,111	(939)	39	160,129	(20,626)	83	240,240	(21,565)	122
Total	$99,184	$(1,114)	54	$280,784	$(30,462)	137	$379,968	$(31,576)	191

	December 31, 2024
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$40,777	$(7,335)	13	$40,777	$(7,335)	13
Municipal securities	—	—	—	44,615	(7,037)	35	44,615	(7,037)	35
Mortgage-backed securities (GSEs)	—	—	—	22,688	(4,207)	5	22,688	(4,207)	5
Total	$—	$—	—	$108,080	$(18,579)	53	$108,080	$(18,579)	53

For any securities classified as AFS that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those AFS securities that have an unrealized loss at December 31, 2025, and it is not likely that the

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of AFS securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with AFS securities at December 31, 2025, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to AFS securities at December 31, 2025.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s HTM portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. Treasury securities in addition to U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The HTM state and municipal securities are general obligations or revenue bonds which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of December 31, 2025, continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At December 31, 2025, all debt securities classified as held-to-maturity were rated AA- or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses:

The Company adopted ASU 2016-13 on January 1, 2023, and based on the analysis of the underlying risk characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit losses related to AFS or HTM securities recorded during the year ended December 31, 2025, and 2024, because the ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2025, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	December 31,	December 31,
	2025	2024
Federal Reserve Bank stock	$10,981	$9,045
Federal Home Loan Bank stock	5,110	5,345
First National Bankers Bank stock	350	350
Total	$16,441	$14,740

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

Note 5. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	December 31,	December 31,
	2025	2024
Commercial real estate:
Non-owner occupied	$1,196,758	$1,080,404
Owner occupied	1,022,871	867,678
Consumer real estate	834,626	741,836
Construction and land development	419,176	361,735
Commercial and industrial	817,595	775,620
Leases	55,422	64,878
Consumer and other	17,134	14,189
Total loans and leases	4,363,582	3,906,340
Less: Allowance for credit losses	(40,906)	(37,423)
Loans and leases, net	$4,322,676	$3,868,917

The loan and lease portfolio is disaggregated into segments.  There are seven loan and lease portfolio segments that include commercial real estate non-owner occupied, commercial real estate owner occupied, consumer real estate, construction and land development, commercial and industrial, leases, and consumer and other.  Fees and costs of originating loans are deferred at origination and amortized over the life of the loan. At December 31, 2025 and 2024, net deferred loan origination fees exceeded deferred loan origination costs, resulting in a net reduction of loan balances totaling $5.7 million and $5.9 million, respectively.

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

December 31, 2025, 2024 and 2023

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

Allowance for credit losses:

As described in Note 1 - Summary of Significant Accounting Policies, the Company adopted ASU 2016-13 on January 1, 2023.

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Year Ended December 31, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,972	$8,341	$8,355	$4,168	$8,552	$919	$116	$37,423
Charged-off loans and leases	—	—	(6)	—	(2,145)	(1,250)	(338)	(3,739)
Recoveries of charge-offs	—	6	52	200	220	3	75	556
Provision charged to expense (1)	1,072	529	366	(70)	1,984	2,501	284	6,666
Ending balance	$8,044	$8,876	$8,767	$4,298	$8,611	$2,173	$137	$40,906

(1)	In the provision charged to expense, there was a provision for unfunded commitment liability in the amount of $1.1 million that is not included in the table above for the year ended December 31, 2025.

	Year Ended December 31, 2024
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,846	$8,418	$7,249	$4,874	$6,924	$640	$115	$35,066
Charged-off loans and leases	—	—	—	(441)	(928)	(1,312)	(336)	(3,017)
Recoveries of charge-offs	—	36	4	—	159	8	101	308
Provision charged to expense (1)	126	(113)	1,102	(265)	2,397	1,583	236	5,066
Ending balance	$6,972	$8,341	$8,355	$4,168	$8,552	$919	$116	$37,423

(1)	In the provision charged to expense, there was a provision for unfunded commitment liability in the amount of $87 thousand that is not included in the table above for the year ended December 31, 2024.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

	Year Ended December 31, 2023
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$5,694	$5,127	$4,028	$3,059	$3,997	$1,293	$136	$23,334
Impact of adopting ASU 2016-13	458	421	1,952	2,145	1,451	(683)	13	5,757
Purchased credit-deteriorated gross up	117	2,535	166	25	27	28	—	2,898
Charged-off loans and leases	—	—	(9)	—	(584)	(345)	(425)	(1,363)
Recoveries of charge-offs	—	6	53	25	396	—	205	685
Provision charged to expense (1)	577	329	1,059	(380)	1,637	347	186	3,755
Ending balance	$6,846	$8,418	$7,249	$4,874	$6,924	$640	$115	$35,066

(1)	In the provision charged to expense, there was a provision for unfunded commitment liability in the amount of $726 thousand that is not included in the table above for the year ended December 31, 2023.

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for loan and lease losses for the years ended December 31, 2025, 2024 and 2023, was $6.7 million, $5.1 million and $3.8 million, respectively. As of December 31, 2025, and 2024, our allowance for credit losses was $40.9 million and $37.4 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.94% at December 31, 2025 and 0.96% at December 31, 2024.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

December 31, 2025, 2024 and 2023

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination (in thousands):

	December 31, 2025
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Commercial real estate - non-owner occupied
Pass	$247,845	$221,359	$123,497	$261,984	$165,444	$131,376	$11,671	$115	$1,163,291
Watch	1,172	-	12,093	3,079	15,991	-	21	-	32,356
Special mention	-	-	-	-	-	-	-	-	-
Substandard	156	413	-	-	326	216	-	-	1,111
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	249,173	221,772	135,590	265,063	181,761	131,592	11,692	115	1,196,758
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate - owner occupied
Pass	191,743	164,596	113,916	274,522	137,210	112,896	15,321	42	1,010,246
Watch	3,487	-	2,974	1,131	-	-	99	-	7,691
Special mention	-	-	-	-	-	-	-	-	-
Substandard	1,106	-	-	-	3,233	595	-	-	4,934
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	196,336	164,596	116,890	275,653	140,443	113,491	15,420	42	1,022,871
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	149,016	125,788	92,303	150,978	70,886	70,941	169,640	646	830,198
Watch	-	-	100	-	102	143	1,069	-	1,414
Special mention	-	-	-	-	-	46	-	-	46
Substandard	-	165	11	59	-	2,513	220	-	2,968
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	149,016	125,953	92,414	151,037	70,988	73,643	170,929	646	834,626
YTD gross charge-offs	-	-	-	-	-	-	(6)	-	(6)

Construction and land development
Pass	222,643	134,374	23,669	10,235	5,751	6,687	11,547	3,915	418,821
Watch	202	-	-	-	153	-	-	-	355
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	222,845	134,374	23,669	10,235	5,904	6,687	11,547	3,915	419,176
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	172,097	91,374	87,069	86,520	24,666	31,529	321,104	611	814,970
Watch	9	673	-	87	5	-	290	-	1,064
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	7	30	-	1,301	-	66	-	1,404
Doubtful	157	-	-	-	-	-	-	-	157
Total commercial and industrial	172,263	92,054	87,099	86,607	25,972	31,529	321,460	611	817,595
YTD gross charge-offs	(18)	(8)	(678)	(1,018)	(200)	(175)	(48)	-	(2,145)

Leases
Pass(1)	19,573	15,268	9,837	9,136	1,112	496	-	-	55,422
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	19,573	15,268	9,837	9,136	1,112	496	-	-	55,422
YTD gross charge-offs	-	(431)	(563)	(215)	(25)	(16)	-	-	(1,250)

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

	December 31, 2025
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Consumer and other
Pass	5,072	1,570	720	183	221	342	9,014	-	17,122
Watch	-	3	-	-	-	-	-	-	3
Special mention	-	-	-	-	-	-	-	-	-
Substandard	9	-	-	-	-	-	-	-	9
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	5,081	1,573	720	183	221	342	9,014	-	17,134
YTD gross charge-offs	(48)	(106)	(41)	(34)	(22)	(87)	-	-	(338)

Total loans
Pass(1)	1,007,989	754,329	451,011	793,558	405,290	354,267	538,297	5,329	4,310,070
Watch	4,870	676	15,167	4,297	16,251	143	1,479	-	42,883
Special mention	-	-	-	-	-	46	-	-	46
Substandard	1,428	585	41	59	4,860	3,324	286	-	10,583
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$1,014,287	$755,590	$466,219	$797,914	$426,401	$357,780	$540,062	$5,329	$4,363,582
Total YTD gross charge-offs	$(66)	$(545)	$(1,282)	$(1,267)	$(247)	$(278)	$(54)	$-	$(3,739)

(1) Leases are not formally risk rated and classified as “Pass”. Balances include $2.9 million of leases on nonaccrual as of December 31, 2025.

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

December 31, 2025, 2024 and 2023

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

(1) Leases are not formally risk rated and classified as “Pass”. Balances include $2.4 million of leases on nonaccrual as of December 31, 2024.

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	December 31, 2025
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$—	$—	$189	$189	$1,196,569	$1,196,758
Owner occupied	1,150	211	270	1,631	1,021,240	1,022,871
Consumer real estate	1,786	1,725	918	4,429	830,197	834,626
Construction and land development	68	—	—	68	419,108	419,176
Commercial and industrial	1,178	674	1,204	3,056	814,539	817,595
Leases	1,889	73	2,156	4,118	51,304	55,422
Consumer and other	117	3	—	120	17,014	17,134
Total	$6,188	$2,686	$4,737	$13,611	$4,349,971	$4,363,582

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at December 31, 2025, and 2024. Also presented is the balance of loans on nonaccrual status at December 31, 2025, and 2024, for which there was no related allowance for credit losses recorded (in thousands):

	December 31, 2025			December 31, 2024
	Total	Nonaccrual	Loans Past Due	Total	Nonaccrual	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	With No Allowance	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	for Credit Losses	Still Accruing
Commercial real estate:
Non-owner occupied	$672	$—	$—	$514	$263	$—
Owner occupied	1,934	1,167	—	906	539	—
Consumer real estate	2,300	806	—	1,995	752	—
Construction and land development	—	—	—	39	—	—
Commercial and industrial	1,828	—	—	1,820	—	144
Leases	2,858	—	—	2,433	—	—
Consumer and other	9	—	—	2	—	18
Total	$9,601	$1,973	$—	$7,709	$1,554	$162

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	December 31, 2025
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$413	$—	$413
Owner occupied	4,129	—	4,129
Consumer real estate	1,075	—	1,075
Construction and land development	—	—	—
Commercial and industrial	—	3,115	3,115
Leases	—	2,409	2,409
Consumer and other	—	—	—
Total	$5,617	$5,524	$11,141

	December 31, 2024
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$733	$—	$733
Owner occupied	4,636	—	4,636
Consumer real estate	1,139	—	1,139
Construction and land development	262	—	262
Commercial and industrial	—	2,286	2,286
Leases	—	534	534
Consumer and other	—	—	—
Total	$6,770	$2,820	$9,590

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the years ended December 31, 2025, and 2024, respectively (dollars in thousands):

Payment Delay
	Payment	Term	and Term
Year ended December 31, 2025	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	159	—	159
Construction and land development	—	—	—	—
Commercial and industrial	—	60	—	60
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$219	$—	$219

Payment Delay
	Payment	Term	and Term
Year ended December 31, 2024	Delay	Extension	Extension	Total
Commercial real estate:				$—
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	301	—	301
Consumer real estate	—	—	—	—
Construction and land development	—	24	—	24
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$325	$—	$325

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2025, and 2024, respectively (dollars in thousands):

Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Year ended December 31, 2025	(in months)	Delay
Commercial real estate:
Non-owner occupied	—	$—
Owner occupied	—	—
Consumer real estate	117	—
Construction and land development	—	—
Commercial and industrial	61	—
Leases	—	—
Consumer and other	—	—

Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Year ended December 31, 2024	(in months)	Delay
Commercial real estate:
Non-owner occupied	—	$—
Owner occupied	—	—
Consumer real estate	63	—
Construction and land development	—	—
Commercial and industrial	38	—
Leases	—	—
Consumer and other	—	—

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that defaulted during the year ended December 31, 2025, and 2024 (dollars in thousands):

Payment Delay
	Payment	Term	and Term
Year ended December 31, 2025	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	105	—	105
Construction and land development	—	—	—	—
Commercial and industrial	—	60	—	60
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$165	$—	$165

Payment Delay
	Payment	Term	and Term
Year ended December 31, 2024	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	60	—	60
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$60	$—	$60

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified in the last twelve months, (in thousands):

December 31, 2025
90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—
Owner occupied	—	—	—	—	—
Consumer real estate	—	—	—	159	159
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	60	60
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$219	$219

Foreclosure Proceedings and Balances:

As of December 31, 2025, there were no residential real estate properties in which physical possession had been obtained and included within other real estate owned assets and no properties at December 31, 2024. There were three residential real estate loans totaling $775 thousand in the process of foreclosure at December 31, 2025, and two for $256 thousand at December 31, 2024.

Related Party Loans:

In the ordinary course of business, the Company has granted loans to certain related interests, including directors, executive officers, and their affiliates (collectively referred to as "related parties"). Such loans are made in the ordinary course of

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. A summary of activity in loans to related parties is as follows (in thousands):

	2025	2024
Balance, beginning of year	$21,898	$20,836
Disbursements	17,960	3,619
Repayments	(15,698)	(2,557)
Balance, end of year	$24,160	$21,898

At December 31, 2025, the Company had pre-approved but unused lines of credit totaling approximately $10.9 million to related parties.

Note 6. Premises and Equipment

A summary of premises and equipment at December 31, is as follows (in thousands):

	Useful Life	2025	2024
Land and land improvements	Indefinite	$20,973	$20,973
Building and leasehold improvements	15-40 years	74,980	73,539
Furniture, fixtures and equipment	3-7 years	27,479	25,999
Construction in progress		455	1,474
Total, gross		123,887	121,985
Accumulated depreciation		(35,500)	(30,892)
Total, net		$88,387	$91,093

At December 31, 2025 management estimates the cost necessary to complete the construction in progress will be approximately $3.0 million.

Depreciation and amortization expense relating to premises and equipment was $5.0 million, $5.2 million and $5.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill and Intangible Assets:

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The Company performs its annual goodwill impairment test as of December 31, of each year, and for 2025 the results of the qualitive assessment provided no indication of potential impairment. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

The Company’s other intangible assets consist of core deposit intangibles and customer relationship intangibles. They are initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits and the leasing company’s client list is amortized over 8 years. During the third quarter of 2025, the Company sold SBKI (see Note 2 – Sale of Insurance Company for more information) and its customer relationship intangibles were written off.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

The carrying amount of goodwill at December 31, 2025, was $90.4 million and $96.1 million at December 31, 2024. The reduction was from the write-off of goodwill from the sale of SBKI.

	December 31,	December 31,
	2025	2024
Goodwill:
Balance, beginning of period	$96,145	$96,145
Write-off of goodwill from sale of SBKI	(5,774)	—
Balance, end of the period	$90,371	$96,145

Other intangible assets as of the dates indicated is summarized below (in thousands):

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
December 31, 2025:
Beginning balance January 1, 2025, gross	$17,470	$5,670	$-	$23,140
Write-off of intangibles from sale of SBKI	-	(1,471)	-	(1,471)
Less: accumulated amortization	(13,054)	(3,658)	-	(16,712)
Balance, December 31, 2025, other intangible assets, net	$4,416	$541	$-	$4,957

December 31, 2024:
Beginning balance January 1, 2024, gross	$17,470	$5,670	$63	$23,203
Less: accumulated amortization	(11,435)	(3,127)	(63)	(14,625)
Balance, December 31, 2024, other intangible assets, net	$6,035	$2,543	$-	$8,578

The aggregate amortization expense for other intangibles assets for the year ended December 31, 2025, was $2.2 million, for the year ended December 31, 2024, was $2.4 million, and for the year ended December 31, 2023, was $2.6 million.

The estimated aggregate amortization expense for future periods for other intangible assets is as follows (in thousands):

2026	$1,807
2027	1,664
2028	936
2029	505
2030	45
Thereafter	—
Total	$4,957

Note 8. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more was $452.7 million and $302.8 million at December 31, 2025 and 2024, respectively. At December 31, 2025, the scheduled maturities of time deposits are as follows (in thousands):

2026	$807,820
2027	38,298
2028	9,779
2029	10,760
2030	3,886
Thereafter	—
Total	$870,543

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

As of December 31, 2025, and 2024, there was a fair value adjustment of $7 thousand and $39 thousand, respectively, to time deposits as a result of business combinations.

From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as "related parties"). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits was $20.1 million and $70.6 million at December 31, 2025 and 2024, respectively.

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

At December 31, 2025 and 2024, the Company had securities sold under agreements to repurchase of $3.0 million and $4.1 million, respectively, with commercial checking customers which were secured by government agency securities. The average balance for 2025 and 2024 was $3.2 million and $4.7 million, respectively. The maximum month-end outstanding balance for 2025 and 2024 was $4.5 million and $5.8 million, respectively. The carrying value of investment securities pledged as collateral under repurchase agreements was $6.0 million and $6.5 million at December 31, 2025 and December 31, 2024, respectively.

Federal Reserve Bank:

The Bank has agreements with the Federal Reserve Bank’s discount window to provide additional funding to the Bank. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans.

At December 31, 2025 and 2024, the funding capacity and loans secured for borrowings was as follows (in thousands):

	2025	2024
Maximum funding capacity	$402,213	$427,811
Borrowings	—	—
Additional funding capacity	$402,213	$427,811
Loans secured for borrowings	$491,255	$537,368

Federal Home Loan Bank Advances:

The Bank has agreements with the Federal Home Loan Bank of Cincinnati ("FHLB") that can provide advances to the Bank. All of the advances are secured by a blanket lien on qualifying first mortgages on 1-4 family residential and commercial properties and are pledged as collateral for these advances. There were no securities pledged to FHLB at December 31, 2025 and 2024.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

At December 31, 2025 and 2024, the borrowing capacity and loans secured for advances was as follows (in thousands):

	2025	2024
Maximum borrowing capacity	$886,500	$518,559
FHLB advances	—	—
Standby letters of credit	(277,000)	(211,982)
Additional borrowing capacity	$609,500	$306,577
Loans secured for advances	$1,448,737	$822,565

The Company had no FHLB advances as of December 31, 2025 and 2024.

Federal Funds Purchased:

There were no federal funds purchased as of December 31, 2025, and 2024.

Line of Credit:

The Company has a revolving line of credit for an aggregate amount of $35 million.  The maturity of the line of credit is May 1, 2027. At December 31, 2025, and 2024, $0 and $4.0 million, respectively, was outstanding under the line of credit.

Note 10. Subordinated Debt

On August 20, 2025, the Company issued $100 million of 7.25% fixed-to-floating rate subordinated notes (the "2025 Notes"), which were outstanding as of December 31, 2025.

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

The debt issuance costs for the 2025 Notes totaled $1.4 million and will be amortized through September 1, 2030. Unamortized debt issuance cost was $1.3 million at December 31, 2025.  Amortization expense totaled $96 thousand for the year ended December 31, 2025.

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which were outstanding as of December 31, 2024. Unamortized debt issuance cost was $0 and $316 thousand at December 31, 2025, and 2024, respectively.  The unamortized debt issuance cost was written off as of September 30, 2025, and subsequently the 2018 Notes were retired on October 2, 2025.

Amortization expense totaled $56 for the year ended December 31, 2025, and $84 thousand for each of the years ended December 31, 2024, and 2023, respectively.

Note 11. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

The lease agreements have maturity dates ranging from August 2026 to May 2044, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term and weighted average discount rate for these leases was 9.75 years and 3.60% at December 31, 2025, and 10.41 years 3.53% at December 31, 2024.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

	Balance Sheet	December 31,	December 31,
	Location	2025	2024
Assets:
Operating lease right-of-use assets	Other assets	$11,152	$11,951
Liabilities:
Operating lease liabilities	Other liabilities	$11,756	$12,472

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

The Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance. The following table represents lease costs and other lease information for the years ended December 31, (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Lease costs:
Operating lease costs	$1,980	$1,919	$1,687
Variable lease costs	96	88	117
Sublease income	(163)	(24)	—
Net lease cost	$1,913	$1,983	$1,804
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,901	$1,810	$1,421

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2025, were as follows (in thousands):

Amounts
2026	$1,802
2027	1,545
2028	1,499
2029	1,448
2030	1,358
Thereafter	6,682
Total future minimum lease payments	14,334
Amounts representing interest	(2,578)
Present value of net future minimum lease payments	$11,756

Net lease expense for the years ended December 31, 2025, 2024, and 2023, was $1.9 million, $2.0 million and $1.8 million, respectively.

The Company entered into two leasing arrangements for branch offices with companies that are wholly owned by a board of director’s immediate family. The Company has determined that these leasing arrangements were considered economically fair.

Dolly Parton Parkway Lease. On March 20, 2018, SmartBank entered into a fifteen year lease (with four, five year renewal options) with Jacob L. Ogle and Taylor Ogle, the sons of director David A. Ogle, for a bank branch located at 710 Dolly Parton Parkway, Sevierville, Tennessee 37862. This lease was subsequently assigned by Mr. Ogle’s sons to a limited liability company, Midnight Pass Holdings, LLC, wholly owned by Mr. Ogle’s sons. The lease is a triple net lease. The initial annual base rent under lease is $63,000, and the annual base rent gradually increases throughout the initial fifteen year term to $96,000 annually in years eleven through fifteen.

Alcoa Lease. On June 1, 2019, SmartBank entered into a fifteen year lease (with three, five year renewal options) with 1419 Parkway, LLC for a bank branch located at 109 Associates Blvd., Alcoa, Tennessee 37701. 1419 Parkway, LLC is wholly-owned by Jacob L. Ogle and Taylor Ogle, the sons of director David A. Ogle. The lease is a triple net lease. The initial annual base rent under lease is $75,000, and the annual base rent gradually increases throughout the initial fifteen year term to $99,000 annually in years eleven through fifteen.

For the years ended December 31, 2025, 2024, and 2023, the Company paid $174 thousand, $165 thousand and $157 thousand, respectively, for base rent payments.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

Note 12. Income Taxes

As described in Note 1 - Summary of Significant Accounting Policies, the Company adopted ASU 2023-09, prospectively on January 1, 2025.

Income tax expense in the consolidated statements of income for the years ended December 31, 2025, 2024, and 2023, includes the following (in thousands):

	2025	2024	2023
Current tax expense (benefit): (1)
Federal	$11,721	$8,717	$5,632
State	(97)	481	692
Deferred tax expense (benefit) related to: (1)
Federal	(282)	(380)	1,100
State	(188)	500	209
Total income tax expense	$11,154	$9,318	$7,633

(1) The Company does not have income from foreign sources and therefore does not have any foreign income tax.

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory income tax rate of 21%. The reasons for this difference are as follows (in thousands):

	2025
	Amount	Percent
Federal income tax expense computed at the U.S. statutory rate	$12,915	21.00%
State income taxes, net of federal tax benefit(1)	(225)	(0.43)%
Nontaxable or nondeductible items:
Tax-exempt interest, net of interest expense disallowance	(762)	(1.24)%
Bank-owned life insurance	(758)	(1.23)%
Tax benefit from equity compensation	(129)	(0.21)%
Other items, net	113	0.25%
Total income tax expense	$11,154	18.14%

(1) State taxes in Tennessee and Alabama made up the majority (greater than 50 percent) of the tax effect in this category.

	2024	2023
	Amount	Amount
Federal income tax expense computed at the U.S. statutory rate	$9,546	$7,607
State income taxes, net of federal tax benefit	775	712
Tax-exempt interest	(683)	(419)
Bank-owned life insurance	(521)	(413)
Tax benefit from stock options	(26)	(68)
Other items, net	227	214
Total income tax expense	$9,318	$7,633

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

The components of the net deferred tax asset, which are included in Other Assets in the consolidated balance sheets, as of December 31, 2025, and 2024, were as follows (in thousands):

	2025	2024
Deferred tax assets:
Allowance for loan losses	$9,771	$9,029
Unfunded commitments	902	636
Fair value adjustments	1,134	1,211
Unrealized losses on investment securities	3,159	7,969
Unrealized losses on hedges	86	274
Other real estate owned	44	13
Deferred compensation	2,343	1,758
Lease liability	2,978	3,204
Federal net operating loss carryforward	3,403	3,713
Other	1,560	1,502
Total deferred tax assets	25,380	29,309
Deferred tax liabilities:
Accumulated depreciation	2,692	2,384
Core deposit intangible	759	1,226
Right of use asset	2,825	3,071
Other	2,225	1,221
Total deferred tax liabilities	8,501	7,902
Net deferred tax asset	$16,879	$21,407

At December 31, 2025, the Company has a federal net operating loss carryforward recorded of approximately $16.2 million acquired with the acquisition of Sevier County Bancshares, Inc.  The net operating loss is subject to Section 382 limitations. The federal net operating loss will begin to expire in 2031. The income tax returns of the Company for 2024, 2023, and 2022 are subject to examination by the federal and state taxing authorities, generally for three years after they were filed.

The following table represents income taxes paid (net of refunds) for the year ended December 31, 2025 (in thousands):

2025
Federal taxes paid	$12,520
State and city taxes paid:
States	(130)
Total state and city taxes paid	$(130)
Total income taxes paid	$12,390

Note 13. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the years ended December 2025, 2024, and 2023, was $2.0 million, $1.9 million and $1.8 million, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At December 31, 2025, the Company had one active equity incentive plan available for future grants, the Omnibus Incentive Plan, which was approved on May 22, 2025, and has 1,679,333 Rights available for future grants or awards.

The Company’s 2015 Stock Incentive Plan expired on March 23, 2025, and has no rights issued or outstanding at December 31, 2025.

Stock Options:

A summary of the activity in these stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2023	16,340	$13.55
Granted	—	—
Exercised	(6,192)	11.09
Forfeited	—	—
Outstanding at December 31, 2024	10,148	15.05
Granted	—	—
Exercised	(10,148)	15.05
Forfeited	—	—
Outstanding at December 31, 2025	—	$—

At December 31, 2025, there are no outstanding stock options.

The Company did not recognize any stock option-based compensation expense for the year ended December 31, 2025, 2024 and 2023, respectively, as all stock options are fully vested.

The intrinsic value of options exercised during the year ended December 31, 2025 and 2024 was $206 thousand and $69 thousand, respectively. No stock options are outstanding or exercisable at December 31, 2025.  Cash received from options exercised under all share-based payment arrangements for the period ended December 31, 2025, was $153 thousand.

No options vested during the year ended December 31, 2025, and 2024, respectively. The income tax benefit recognized for the exercise of options during the periods ended December 31, 2025, 2024, and 2023 was $13 thousand, $14 thousand, and $55 thousand, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the year ended December 31, 2025 is presented below:

The following table summarizes activity relating to non-vested restricted stock awards:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Outstanding at December 31, 2023	171,770	$22.22
Granted	79,643	24.04
Exercised	(51,655)	21.78
Forfeited/expired	(3,899)	24.90
Outstanding at December 31, 2024	195,859	23.02
Granted	108,075	35.34
Exercised	(60,323)	22.97
Forfeited/expired	(5,002)	28.03
Outstanding at December 31, 2025	238,609	$28.51

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the years ended December 31, 2025, 2024 and 2023, was $1.9 million, $1.6 million, and $1.4 million, respectively. As of December 31, 2025, there was $3.2 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.13 years. The grant-date fair value of restricted stock awards vested was $1.4 million for the year ended December 31, 2025.

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

There was no SARs compensation expense for the year ended December 31, 2025, and $25 thousand and ($70) thousand for the years ended December 31, 2024, and 2023. The credit adjustment for the year ended December 31, 2023, is related to the fair value evaluation of SARs.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

A summary of the status of SARs plans is presented in the following table:

Weighted
Average
	Number	Exercisable Price
Outstanding at December 31, 2023	20,000	$20.70
Granted	—	—
Exercised	(20,000)	20.70
Forfeited/Expired	—	—
Outstanding at December 31, 2024	—	—
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at December 31, 2025	—	$—

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

A summary of the Company's total contractual amount for all off-balance sheet commitments for the years ended December 31, 2025 and 2024, are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Commitments to extend credit	$1,093,462	$828,755
Standby letters of credit	15,647	23,246

At December 31, 2025, and 2024, the allowance for these off-balance sheet commitments, included in other liabilities in the consolidated balance sheet, was $3.6 million and $2.5 million, respectively. The expense (credit) related to the allowance for off-balance sheet commitments during the years ended December 31, 2025, 2024 and 2023, was $1.1 million, $87 thousand and ($725) thousand, respectively.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At December 31, 2025 and 2024, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant. The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on standby letters of credit for the years ended December 31, 2025, 2024 and 2023.

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

Note 15. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At December 31, 2025, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

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

During the years ended December 31, 2025 and 2024, the Bank paid $8.0 million and $22.5 million in dividends to the Company.  Since the fourth quarter of 2019, the Company has paid a quarterly common stock dividend.  During the years ended December 31, 2025, and 2024, the Company paid a quarterly common stock dividend of $0.08 in each year,

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

respectively. In addition, the Company made a $45 million contribution to the Bank from the proceeds received in the issuance of subordinated debt during the third quarter of 2025. The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at December 31, 2025 and 2024 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$606,158	12.71%	$381,470	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	468,641	9.83%	286,103	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	468,641	9.83%	214,577	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	468,641	8.30%	225,852	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$586,675	12.32%	$380,891	8.00%	$476,114	10.00%
Tier 1 Capital (to Risk Weighted Assets)	547,820	11.51%	285,668	6.00%	380,891	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	547,820	11.51%	214,251	4.50%	309,474	6.50%
Tier 1 Capital (to Average Assets)[2]	547,820	9.71%	225,566	4.00%	281,957	5.00%

December 31, 2024
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$470,635	11.10%	$339,044	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	254,283	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	413,616	9.76%	190,712	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	413,616	8.29%	199,585	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$478,368	11.30%	$338,774	8.00%	$423,467	10.00%
Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	254,080	6.00%	338,774	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	445,159	10.51%	190,560	4.50%	275,253	6.50%
Tier 1 Capital (to Average Assets)	445,159	8.94%	199,214	4.00%	249,017	5.00%
1	The prompt corrective action provisions are applicable at the Bank level only.
2	Average assets for the above calculations were based on the most recent quarter.

Note 16. Concentrations of Credit Risk

The Company originates primarily commercial, residential, and consumer loans to customers in East and Middle Tennessee, Alabama, and Florida. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

Eighty percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market areas. Commercial real estate, including commercial construction loans, represented 55% and 56% of the loan portfolio at December 31, 2025, and 2024, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025:
Assets:
Securities available-for-sale:
U.S. Treasury	$29,629	$—	$29,629	$—
U.S. Government-sponsored enterprises (GSEs)	19,064	—	19,064	—
Municipal securities	35,665	—	35,665	—
Other debt securities	21,000	—	21,000	—
Mortgage-backed securities (GSEs)	434,524	—	434,524	—
Total securities available-for-sale	539,882	—	539,882	—

Derivative financial instruments and interest rate swap agreements	13,191	—	13,191	—
Total assets at fair value	$553,073	$—	$553,073	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,524	$—	$13,524	$—

December 31, 2024:
Assets:
Securities available-for-sale:
U.S. Treasury	$76,226	$—	$76,226	$—
U.S. Government-sponsored enterprises (GSEs)	39,188	—	39,188	—
Municipal securities	17,690	—	17,690	—
Other debt securities	39,435	—	39,435	—
Mortgage-backed securities (GSEs)	309,789	—	309,789	—
Total securities available-for-sale	482,328	—	482,328	—

Derivative financial instruments and interest rate swap agreements	12,135	—	12,135	—
Total assets at fair value	$494,463	$—	$494,463	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,198	$—	$13,198	$—

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, during the years ended December 31, 2025, and 2024, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025:
Collateral-dependent loans	$3,630	$—	$—	$3,630

December 31, 2024:
Collateral-dependent loans	$1,813	$—	$—	$1,813

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
December 31, 2025:
Collateral-dependent loans	$3,630	Appraisal	Appraisal discounts	56%

December 31, 2024:
Collateral-dependent loans	$1,813	Appraisal	Appraisal discounts	68%

Collateral dependent loans: A collateral dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on collateral dependent loans was $4.9 million and $3.9 million as of December 31, 2025, and 2024, respectively.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
December 31, 2025:
Assets:
Cash and cash equivalents	$464,417	$464,417	$—	$—	$464,417
Securities available-for-sale	539,882	—	539,882	—	539,882
Securities held-to-maturity	122,121	—	109,416	—	109,416
Other investments	16,441	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	4,333,541	—	—	4,281,699	4,281,699
Derivative financial instruments and interest rate swap agreements	13,191	—	13,191	—	13,191

Liabilities:
Noninterest-bearing demand deposits	1,062,918	—	1,062,918	—	1,062,918
Interest-bearing demand deposits	945,716	—	945,716	—	945,716
Money market and savings deposits	2,273,612	—	2,273,612	—	2,273,612
Time deposits	870,543	—	872,143	—	872,143
Borrowings	3,009	—	3,009	—	3,009
Subordinated debt	98,662	—	—	100,660	100,660
Derivative financial instruments and interest rate swap agreements	13,524	—	13,524	—	13,524

December 31, 2024:
Assets:
Cash and cash equivalents	$387,570	$387,570	$—	$—	$387,570
Securities available-for-sale	482,328	—	482,328	—	482,328
Securities held-to-maturity	126,659	—	108,080		108,080
Other investments	14,740	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	3,874,913	—	—	3,768,452	3,768,452
Derivative financial instruments and interest rate swap agreements	12,135	—	12,135	—	12,135

Liabilities:
Noninterest-bearing demand deposits	965,552	—	965,552	—	965,552
Interest-bearing demand deposits	836,731	—	836,731	—	836,731
Money market and savings deposits	2,039,560	—	2,039,560	—	2,039,560
Time deposits	844,640	—	844,694	—	844,694
Borrowings	8,135	—	8,135	—	8,135
Subordinated debt	39,684	—	—	38,043	38,043
Derivative financial instruments and interest rate swap agreements	13,198	—	13,198	—	13,198

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

December 31, 2025, 2024 and 2023

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
December 31, 2025:
Interest rate swap agreements - securities	Other liabilities	1.20	3.98%	SOFR	$76,507	$(334)

December 31, 2024:
Interest rate swap agreements - securities	Other liabilities	1.70	4.31%	SOFR	$51,507	$(224)

The effects of the Company’s fair value hedge relationships reported in interest income on taxable and tax-exempt AFS securities on the consolidated income statement were as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Interest income on taxable securities	$20,148	$19,750	$16,635
Effects of fair value hedge relationships	13	401	30
Reported interest income on taxable securities	$20,161	$20,151	$16,665

	Year Ended
	December 31,
Gain (loss) on fair value hedging relationship	2025	2024
Interest rate swap agreements - securities:
Hedged items	$110	$(224)
Derivative designated as hedging instruments	(110)	224
Carry amount of hedged assets - mortgage-backed securities	129,707	43,105

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

Derivatives Designated as Cash Flow Hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk. At inception, a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss). Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At December 31, 2025, the Company estimates that there will not be any reclassifications into interest income or interest expense over the next 12 months.

At December 31, 2025 and 2024, respectively, cash flow hedges are as follows (in thousands):

	December 31, 2025			December 31, 2024
	Balance Sheet	Notional	Estimated	Balance Sheet	Notional	Estimated
	Location	Amount	Fair Value	Location	Amount	Fair Value
Cash flow hedges:
Assets	Other assets	$100,000	$9	Other assets	$-	$-
Assets	Other liabilities	-	-	Other liabilities	100,000	(559)
Liabilities	Other liabilities	-	-	Other liabilities	150,000	(280)

The following table presents the effect of cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Year ended December 31, 2025
Interest rate swaps - Assets	$561	Interest income	$41
Interest rate swaps - Liabilities	280	Interest expense	(237)

Year ended December 31, 2024
Interest rate swaps - Assets	$3	Interest income	$(681)
Interest rate swaps - Liabilities	(594)	Interest expense	679

Year ended December 31, 2023
Interest rate swaps - Assets	$(556)	Interest income	$(480)
Interest rate swaps - Liabilities	(874)	Interest expense	411

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

The following table presents the effect of cash flow hedge accounting on the income statement (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Total interest income	$285,931	$251,800	$218,523
Effects of cash flow hedge relationships	41	(681)	(480)
Reported total interest income	$285,972	$251,119	$218,043

Total interest expense	$119,631	$114,448	$88,374
Effects of cash flow hedge relationships	237	(679)	(411)
Reported total interest expense	$119,868	$113,769	$87,963

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

At December 31, 2025, and 2024, respectively, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	December 31, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$569,060	$13,190	$393,268	$12,135
Liabilities	569,060	(13,190)	393,268	(12,135)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income. Such fees were as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Interest rate swap agreements	$2,161	$1,843	$1,421

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes. At December 31, 2025, and 2024, respectively, collateral totaling $150 thousand, was pledged to the derivative counterparties to comply with collateral requirements.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

The table below provides information about the General Banking Unit. The most significant expenses to the General Banking Unit are deposit and other borrowing interest expense as well as employee compensation (in thousands):

	Banking Segment
	Year Ended December 31,
	2025	2024	2023
Interest income	$285,972	$251,119	$218,043
Interest expense	119,868	113,769	87,963
Net interest income	166,104	137,350	130,080
Provision for credit losses	7,750	5,153	3,029
Net interest income after provision for credit losses	158,354	132,197	127,051
Noninterest income:
Service charges on deposit accounts	7,161	6,862	6,511
Loss on sale of securities	(3,719)	64	(6,801)
Mortgage banking	2,673	1,579	1,040
Investment services	6,582	5,945	5,105
Insurance commissions	4,016	5,696	4,684
Interchange and debit card transaction fees, net	5,275	5,277	5,457
Gain on sale of SBKI	3,955	—	—
Other	8,409	8,729	6,329
Total noninterest income	34,352	34,152	22,325
Noninterest expense:
Salaries and employee benefits	78,297	72,100	65,749
Occupancy and equipment	13,686	13,617	13,451
FDIC insurance	4,002	3,390	3,156
Other real estate and loan related expense	3,242	2,823	2,397
Advertising and marketing	1,619	1,321	1,342
Data processing and technology	10,316	9,930	9,235
Professional services	4,775	4,207	3,443
Amortization of intangibles	2,150	2,425	2,624
Merger related and restructuring expenses	1,326	—	110
Other	11,792	11,077	11,643
Total noninterest expense	131,205	120,890	113,150
Income before income tax expense	61,501	45,459	36,226
Income tax expense	11,154	9,318	7,633
Net income	$50,347	$36,141	$28,593

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

Note 20. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Year Ended December 31, 2025
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2024	$(22,350)	$(534)	$(166)	$(621)	$(23,671)

Other comprehensive income (loss)	10,967	—	(82)	478	11,363
Amounts reclassified from other comprehensive income	2,758	86	—	145	2,989
Net other comprehensive income (loss) during period	13,725	86	(82)	623	14,352

Ending balance, December 31, 2025	$(8,625)	$(448)	$(248)	$2	$(9,319)

	Year Ended December 31, 2024
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2023	$(23,818)	$(632)	$(397)	$(1,060)	$(25,907)

Other comprehensive income	1,515	—	528	438	2,481
Amounts reclassified from other comprehensive income	(47)	98	(297)	1	(245)
Net other comprehensive income during period	1,468	98	231	439	2,236

Ending balance, December 31, 2024	$(22,350)	$(534)	$(166)	$(621)	$(23,671)

	Year Ended December 31, 2023
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2022	$(33,616)	$(742)	$—	$(966)	$(35,324)

Other comprehensive income (loss)	4,754	—	(397)	(145)	4,212
Amounts reclassified from other comprehensive income	5,044	110	—	51	5,205
Net other comprehensive income (loss) during period	9,798	110	(397)	(94)	9,417

Ending balance, December 31, 2023	$(23,818)	$(632)	$(397)	$(1,060)	$(25,907)

Note 21. Condensed Parent Information

CONDENSED BALANCE SHEETS

December 31, 2025 and 2024

(Dollars in thousands)

	2025	2024
ASSETS:
Cash	$8,028	$3,064
Investment in subsidiary	631,573	522,891
Other assets	14,589	9,482

Total assets	$654,190	$535,437

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$3,134	$405
Borrowings	—	4,000
Subordinated debt	98,662	39,684

Total liabilities	101,796	44,089

Shareholders’ equity	552,394	491,348

Total liabilities and shareholders’ equity	$654,190	$535,437

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	2025	2024	2023
INCOME:
Dividends from SmartBank	$8,000	$22,500	$10,000
Interest income	—	9	—
Total income	8,000	22,509	10,000

EXPENSES:
Interest expense	5,119	3,924	3,597
Other operating expenses	1,482	1,029	937
Total expense	6,601	4,953	4,534

Income before equity in undistributed earnings of subsidiaries and income tax benefit	1,399	17,556	5,466
Income tax benefit	1,524	1,207	1,059
Income before equity in undistributed net income of subsidiaries	2,923	18,763	6,525
Equity in undistributed earnings of subsidiaries	47,424	17,378	22,068
Net income	$50,347	$36,141	$28,593
Comprehensive income	$64,699	$38,377	$38,010

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$50,347	$36,141	$28,593
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(47,424)	(17,378)	(22,068)
Other assets	(5,074)	(1,591)	(1,726)
Other liabilities	3,143	(586)	340
Net cash provided by operating activities	992	16,586	5,139

Cash flows from investing activities:
Equity contribution to subsidiary	(45,000)	—	—
Net cash used in investing activities	(45,000)	—	—

Cash flows from financing activities:
Redemption of subordinated debt	(40,000)	—	—
Issuance of subordination debt, net of issuance cost	98,566	—	—
Issuance of common stock	153	68	165
Restricted shares withheld for taxes	(308)	(223)	(57)
Proceeds from other borrowings	—	2,000	—
Repayment borrowings	(4,000)	(8,500)	(4,500)
Cash dividends paid	(5,439)	(5,422)	(5,427)
Repurchase of common stock	—	(2,967)	—
Net cash (used in) provided by financing activities	48,972	(15,044)	(9,819)

Net change in cash and cash equivalents	4,964	1,542	(4,680)

Cash and cash equivalents, beginning of year	3,064	1,522	6,202

Cash and cash equivalents, end of period	$8,028	$3,064	$1,522

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SmartFinancial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. SmartFinancial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2025. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, SmartFinancial’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of SmartFinancial’s management on internal control over financial reporting is set forth in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and is incorporated herein by reference.

Elliott Davis, PLLC, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting, and this report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Changes in Internal Controls

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 21, 2026 under the headings “Proposal One Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance and Board of Directors,” “Compensation of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 21, 2026 under the headings, “Proposal One Election of the Directors” and “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 21, 2026 under the heading, “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes information concerning SmartFinancial’s equity compensation plan at December 31, 2025:

Number of
securities
	(a)		remaining
	Number of	Weighted	available for
	securities to be	average	future issuance
	issued upon	exercise price	(excluding securities
	exercise of	of outstanding	represented in
Plan category	outstanding options	options	column (a))
Equity compensation plans approved by security holders:
Omnibus Incentive Plan	—	—	1,679,333
Total	—	$—	1,679,333

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 21, 2026 under the heading, “Proposal One Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 21, 2026 under the heading, “Proposal Two Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)      Financial Statements

The following report and consolidated financial statements of SmartFinancial and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firm (Elliott Davis, PLLC, Raleigh, North Carolina, PCAOB ID 149)

Report of Independent Registered Public Accounting Firm (Forvis Mazars, LLP, Louisville, Kentucky, PCAOB ID 686)

Consolidated Balance Sheets as of December 31, 2025, and 2024

Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023

Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)     The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit Index

Exhibit No.	Description	Location

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	Description of SmartFinancial Capital Stock	Filed herewith

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016

4.3	Form of Fixed-to-Floating Rate Subordinated Note due October 2, 2028	Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2018

4.4	Indenture, dated as of August 20, 2025, by and between SmartFinancial, Inc. and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on August 20, 2025

4.5	Forms of 7.25% Fixed-to-Floating Rate Subordinated Notes due 2035	Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on August 20, 2025

4.6	Form of Subordinated Note Purchase Agreement, dated as of August 20, 2025, by and among SmartFinancial, Inc. and the Purchasers signatory thereto	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 20, 2025

4.7	Form of Registration Rights Agreement, dated as of August 20, 2025, by and among SmartFinancial, Inc. and the Purchasers signatory thereto	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 20, 2025

10.1**	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2**	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3**	SmartFinancial, Inc. Omnibus Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form 8-K filed May 22, 2025

10.4**	Form of Employee Restricted Stock Award Certificate	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on June 30, 2025

10.5**	Form of Non-Employee Director Restricted Stock Award Certificate	Incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on June 30, 2025

10.6	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.7	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.8**	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 8, 2017

10.9	Form of Subordinated Note Purchase Agreement dated September 28, 2018, for SmartFinancial, Inc. Fixed-to-Floating Rate Subordinate Notes due October 2, 2028	Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018

10.10**	Executive Change in Control Agreement with W. Miller Welborn, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 11, 2020

10.11**	Employment Agreement with William Y. Carroll, Jr., dated as of March 9, 2020	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 11, 2020

10.12**	Employment Agreement with Ronald J. Gorczynski, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 11, 2020

10.13	Loan and Security Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2020

10.14	Pledge Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 3, 2020

10.15	Second Amendment to Loan and Security Agreement, dated as of February 1, 2023, by and between SmartFinancial, Inc. and ServisFirst Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 6, 2023

10.16	Amended and Restated Revolving Note, dated as of February 1, 2023, by and between SmartFinancial, Inc., and ServisFirst Bank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 6, 2023

10.17	Extension Letter, dated as of January 21, 2025, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 24, 2025

10.18	Third Amendment to Loan and Security Agreement, dated as of May 1, 2025, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 1, 2025

10.19	The Amended and Restated Revolving Note, dated as of May 1, 2025, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed May 1, 2025

19.1	SmartFinancial, Inc Insider Trading Policy	Filed herewith

21.1	SmartFinancial, Inc. List of Subsidiaries	Filed herewith

23.1	Consent of Elliott Davis, PLLC	Filed herewith

23.2	Consent of Forvis Mazars, LLP	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.1	Section 906 certification of Principal Executive Officer	Filed herewith

32.2	Section 906 certification of Principal Financial Officer	Filed herewith

97.1	SmartFinancial, Inc. Incentive Compensation Recovery Policy	Filed herewith

101.INS*	Inline XBRL Instance Document	Filed herewith

101.SCH*	Inline XBRL Taxonomy Extension Schema	Filed herewith

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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

SMARTFINANCIAL, INC.

Date: March 16, 2026	By:	/s/ William (“Billy”) Y. Carroll, Jr.
William (“Billy”) Y. Carroll, Jr.
President and Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William (“Billy”) Y. Carroll, Jr.	President and Chief Executive Officer and Director	March 16, 2026
William (“Billy”) Y. Carroll, Jr.
(Principal Executive Officer)

/s/ Ronald J. Gorczynski	Executive Vice President and Chief Financial Officer	March 16, 2026
Ronald J. Gorczynski
(Principal Financial Officer and Principal Accounting Officer)
/s/ Cathy G. Ackermann	Director	March 16, 2026
Cathy G. Ackermann

/s/ Victor L. Barrett	Director	March 16, 2026
Victor L. Barrett

/s/ William (“Bill”) Y. Carroll, Sr.	Director	March 16, 2026
William (“Bill”) Y. Carroll, Sr.

/s/ David A. Ogle	Director	March 16, 2026
David A. Ogle

/s /Kelli D. Shomaker	Director	March 16, 2026
Kelli D. Shomaker

/s/ Steven B. Tucker	Director	March 16, 2026
Steven B. Tucker

/s/ Wesley M. (“Miller”) Welborn	Director	March 16, 2026
Wesley M. (“Miller”) Welborn

/s/ Keith E. Whaley	Director	March 16, 2026
Keith E. Whaley

/s/ Geoffrey A. Wolpert	Director	March 16, 2026
Geoffrey A. Wolpert