Form 10-Q
period 2026-03-31
SMARTFINANCIAL INC.
filed 2026-05-11
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 8, 2026, there were 17,098,473 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	March 31,	December 31,
	2026	2025*
ASSETS:
Cash and due from banks	$56,746	$56,469
Interest-bearing deposits with banks	282,379	395,120
Federal funds sold	6,946	12,828
Total cash and cash equivalents	346,071	464,417
Securities available-for-sale, at fair value	552,083	539,882
Securities held-to-maturity (fair value of $107.2 million at March 31, 2026 and $109.4 million at Dec. 31, 2025)	120,968	122,121
Other investments	16,597	16,441
Loans held for sale	7,277	10,865
Loans and leases	4,518,391	4,363,582
Less: Allowance for credit losses	(43,950)	(40,906)
Loans and leases, net	4,474,441	4,322,676
Premises and equipment, net	93,360	88,387
Other real estate owned	—	—
Goodwill and other intangibles, net	94,871	95,328
Bank owned life insurance	120,438	119,525
Other assets	81,579	81,168
Total assets	$5,907,685	$5,860,810

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$951,366	$1,062,918
Interest-bearing demand	954,292	945,716
Money market and savings	2,455,945	2,273,612
Time deposits	834,633	870,543
Total deposits	5,196,236	5,152,789
Borrowings	3,178	3,009
Subordinated debt	98,733	98,662
Other liabilities	47,377	53,858
Total liabilities	5,345,524	5,308,318
Commitments and contingent liabilities - see Note 8	—	—
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 17,098,473 and 17,029,317 shares issued and outstanding, respectively	17,098	17,029
Additional paid-in capital	296,284	295,950
Retained earnings	261,032	248,719
Accumulated other comprehensive loss	(12,366)	(9,319)
Total shareholders' equity attributable to SmartFinancial Inc. and Subsidiary	562,048	552,379
Non-controlling interest - preferred stock of subsidiary	113	113
Total shareholders' equity	562,161	552,492
Total liabilities and shareholders' equity	$5,907,685	$5,860,810

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Interest income:
Loans and leases, including fees	$65,638	$57,762
Securities:
Taxable	5,492	4,775
Tax-exempt	555	354
Federal funds sold and other earning assets	2,585	3,485
Total interest income	74,270	66,376
Interest expense:
Deposits	26,529	27,335
Borrowings	1	70
Subordinated debt	1,864	733
Total interest expense	28,394	28,138
Net interest income	45,876	38,238
Provision for credit losses	4,139	979
Net interest income after provision for credit losses	41,737	37,259
Noninterest income:
Service charges on deposit accounts	1,853	1,736
Gain (loss) on sale of securities, net	1	—
Mortgage banking	760	493
Investment services	1,796	1,769
Insurance commissions	—	1,412
Interchange and debit card transaction fees, net	1,418	1,220
Other	2,113	1,967
Total noninterest income	7,941	8,597
Noninterest expense:
Salaries and employee benefits	20,414	19,234
Occupancy and equipment	3,344	3,397
FDIC insurance	750	960
Other real estate and loan related expense	792	658
Advertising and marketing	387	382
Data processing and technology	2,436	2,657
Professional services	1,193	1,368
Amortization of intangibles	457	569
Other	3,142	3,071
Total noninterest expense	32,915	32,296
Income before income tax expense	16,763	13,560
Income tax expense	3,083	2,306
Net income	$13,680	$11,254
Earnings per common share:
Basic	$0.81	$0.67
Diluted	$0.81	$0.67
Weighted average common shares outstanding:
Basic	16,821,486	16,767,535
Diluted	16,935,530	16,872,097

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$13,680	$11,254
Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on securities available-for-sale	(4,520)	4,963
Tax effect	1,168	(1,282)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	28	30
Tax effect	(7)	(8)
Reclassification adjustment for realized gains, net included in net income	(1)	—
Tax effect	—	—
Unrealized (losses) gains on securities available-for-sale, net of tax	(3,332)	3,703
Fair value hedging activities:
Unrealized gains (losses) on fair value mortgage-backed security hedges	307	(155)
Tax effect	(79)	40
Reclassification adjustment for realized gains included in net income	—	(1)
Tax effect	—	—
Unrealized gains (losses) on fair value hedged instruments arising during the period, net of tax	228	(116)
Cash flow hedging activities:
Unrealized gains on cash flow hedges	99	437
Tax effect	(26)	(112)
Reclassification adjustment for realized losses included in net income	(22)	151
Tax effect	6	(39)
Unrealized gains on cash flow hedge instruments arising during the period, net of tax	57	437

Total other comprehensive (loss) income	(3,047)	4,024
Comprehensive income	$10,633	$15,278

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

(Dollars in thousands, except for share data)

					Accumulated	Non-controlling
					Other	Interest - Preferred
	Common Stock		Additional	Retained	Comprehensive	Stock of
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Subsidiary	Total
Balance, December 31, 2024	16,925,672	$16,926	$294,269	$203,824	$(23,671)	$113	$491,461
Net income	—	—	—	11,254	—	—	11,254
Other comprehensive income	—	—	—	—	4,024	—	4,024
Common stock issued pursuant to:
Stock options exercised	4,203	4	59	—	—	—	63
Restricted stock, net of forfeitures	96,121	96	(96)	—	—	—	—
Restricted stock, withheld for taxes	(8,449)	(8)	(257)	—	—	—	(265)
Stock compensation expense	—	—	761	—	—	—	761
Common stock dividend ($0.08 per share)	—	—	—	(1,357)	—	—	(1,357)
Balance, March 31, 2025	17,017,547	$17,018	$294,736	$213,721	$(19,647)	$113	$505,941

Balance, December 31, 2025	17,029,317	$17,029	$295,950	$248,719	$(9,319)	$113	$552,492
Net income	—	—	—	13,680	—	—	13,680
Other comprehensive loss	—	—	—	—	(3,047)	—	(3,047)
Common stock issued pursuant to:
Restricted stock, net of forfeitures	77,587	77	(77)	—	—	—	—
Restricted stock, withheld for taxes	(8,431)	(8)	(303)	—	—	—	(311)
Stock compensation expense	—	—	714	—	—	—	714
Common stock dividend ($0.08 per share)	—	—	—	(1,367)	—	—	(1,367)
Balance, March 31, 2026	17,098,473	$17,098	$296,284	$261,032	$(12,366)	$113	$562,161

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$13,680	$11,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,297	2,168
Amortization of intangible assets	457	569
Provision for credit losses	4,139	979
Stock compensation expense	714	761
Net (gain) loss on sale of securities, net	(1)	—
Deferred income tax expense	565	988
Increase in cash surrender value of bank owned life insurance	(913)	(888)
Net losses from sale and write-downs of other real estate owned and other repossessed assets	155	84
Net gains from mortgage banking	(736)	(464)
Origination of loans held for sale	(8,986)	(4,758)
Proceeds from sales of loans held for sale	13,311	7,374
Net loss from sale/disposal of fixed assets	—	26
Net change in:
Accrued interest receivable	(292)	(106)
Accrued interest payable	(2,889)	1,188
Other assets	(1,073)	(1,696)
Other liabilities	(3,068)	(3,192)
Net cash provided by operating activities	16,360	14,287
Cash flows from investing activities:
Available-for-sale:
Proceeds from sales	13,312	—
Proceeds from maturities, calls and paydowns	14,277	11,144
Purchases	(43,761)	(23,639)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	630	570
Proceeds from sales of other investments	—	1,041
Purchases of other investments	(218)	(797)
Net increase in loans and leases	(155,016)	(87,115)
Proceeds from sale of fixed assets	—	17
Purchases of premises and equipment	(6,204)	(929)
Proceeds from sale of other real estate owned and other repossessed assets	333	730
Net cash used in investing activities	(176,647)	(98,978)
Cash flows from financing activities:
Net increase in deposits	43,450	122,188
Net increase (decrease) in securities sold under agreements to repurchase	169	(524)
Cash dividends paid	(1,367)	(1,357)
Issuance of common stock	—	63
Restricted stock withheld for taxes	(311)	(265)
Net cash provided by financing activities	41,941	120,105
Net change in cash and cash equivalents	(118,346)	35,414
Cash and cash equivalents, beginning of period	464,417	387,570
Cash and cash equivalents, end of period	$346,071	$422,984
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$31,283	$26,950
Net cash (received) paid during the period for income taxes	(327)	23
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	—	55
Acquisition of other repossessed assets	38	1,156
Financed sales of other repossessed assets	197	562

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed assets and deferred taxes, the fair value of financial instruments, goodwill, and the fair value of assets acquired, and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The following unaudited condensed financial statement notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

Recently modified accounting policies:

During the quarter ended March 31, 2026, the Company transitioned to a new allowance for credit losses (“ACL”) modeling platform used to estimate expected credit losses under the Current Expected Credit Losses model (“ASC 326”). The change resulted from management’s ongoing evaluation of the credit risk management framework and supporting technology and was intended to improve analytical and reporting capabilities and better align the process with the Company’s portfolio structure, available data, and internal control environment. As part of the implementation, management also refined certain segment-level ACL methodologies to better reflect portfolio-specific characteristics, relevant economic factors, and qualitative considerations, while maintaining the Company’s overall CECL framework, governance, and internal controls over the ACL estimation process. Management concluded that the transition did not have a material impact on the Company’s consolidated financial position as of March 31, 2026.  The provision for credit losses for the three months ended March 31, 2026, reflects this change in estimate and is accounted for prospectively.

Allowance for Credit Losses (“ACL”) – Loans and Leases:

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Prior to March 31, 2026, the Company segmented the loan and lease portfolio by call code and risk rating.  The loan portfolio reserve estimate was calculated using a non-discounted cash flow method for probability of default and loss given default values.  This method utilized the Company’s data along with peer data that was regressed against the national unemployment rate. For the contractual term that extended beyond the reasonable and supportable forecast period, the Company reverted to the long term mean of historical factors utilizing a straight-line approach.  The Company used an eight-quarter forecast period and a four-quarter reversion period. The lease portfolio’s reserve estimate was based on the open pool methodology which is a simplified process of capturing losses by quarter over the life of a lease divided by the balance of all leases originated. Refer to Note 1, “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for a detailed discussion regarding ACL methodology.

As of March 31, 2026, the Company began using a Discounted Cash Flow methodology, adjusted for current conditions and reasonable and supportable forecasts, for its non-consumer loan segments. This method utilizes the Company’s data, along with peer data which is comprised of banks of similar size and geographical location,  that were regressed against the Federal Open Market Committee Summary of Economic Projections for both the Growth Rate of Real Gross Domestic Product and the Civilian Unemployment Rate.  The discounted cash flow models estimate the net present value and are compared to the amortized cost of the pool with the resulting difference between the net present value and amortized cost as the initial modeled quantitative expected credit loss estimate for such pools.  The consumer non-real estate loan portfolio is reserved using the Remaining Life Methodology.  Under the Remaining Life Methodology, expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments, by applying a cumulative loss rate derived from historical loss experience over the average remaining life of the portfolio. Loss rates are calculated using a life-of-loan approach and are applied to the current outstanding balance to estimate lifetime expected losses as of the measurement date. The lease portfolio reserve estimate is based on the Static Pool Methodology.  Under the Static Pool Methodology, expected credit losses are estimated using historical loss experience from pools of loans or leases originated during the same period and tracked over their contractual lives.

Management considers forward-looking information in estimating expected credit losses.  For segments utilizing the Discounted Cash Flow methodology, the Company uses Federal Open Market Committee Summary of Economic Projections for both the Growth Rate of Real Gross Domestic Product and the Civilian Unemployment Rate as a regression tool to determine the best estimate of probability of default expectations.  For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors using a straight-line approach.  The Company uses a four-quarter forecast and a four-quarter reversion period.

Management considered the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation.  The Company considered the qualitative factors that were relevant as of the reporting date, which included, but was not limited to: independent loan review results, portfolio concentrations, lending strategies, quality of assets, regulatory review results, economic conditions and associate retention.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.  Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.  As of March 31, 2026, and December 31, 2025, the accrued interest receivables for loans recorded in other assets were $16.0 million and $15.5 million, respectively.

ACL – Off Balance Sheet Credit Exposures – The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure.  These primarily include undrawn portions of revolving lines of credit and standby letters of credit.  The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense.  Management has determined that all the Company’s off-balance-sheet credit exposures, net of floorplan lines, are not unconditionally cancellable.  As of March 31, 2026, and December 31, 2025, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $4.5 million and $3.6 million, respectively.  The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Consolidated Statement of Income.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2025, as filed in its Annual Report on Form 10-K with the SEC. The following is a summary of recent authoritative pronouncements issued but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

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

Note 2. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were 14,811 antidilutive shares for the three months ended March 31, 2026, and none for the three months ended March 31, 2025, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	March 31,
	2026	2025
Basic earnings per share computation:
Net income available to common shareholders	$13,680	$11,254
Average common shares outstanding – basic	16,821,486	16,767,535
Basic earnings per share	$0.81	$0.67
Diluted earnings per share computation:
Net income available to common shareholders	$13,680	$11,254
Average common shares outstanding – basic	16,821,486	16,767,535
Incremental shares from assumed conversions:
Stock options and restricted stock	114,044	104,562
Average common shares outstanding - diluted	16,935,530	16,872,097
Diluted earnings per common share	$0.81	$0.67

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM are summarized as follows (in thousands):

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
March 31, 2026:
U.S. Treasury	$31,555	$—	$(2,186)	$29,369
U.S. Government-sponsored enterprises (GSEs)	19,262	72	(136)	19,198
Municipal securities	37,443	114	(571)	36,986
Other debt securities	23,190	225	(866)	22,549
Mortgage-backed securities (GSEs)	456,781	1,649	(14,449)	443,981
Total	$568,231	$2,060	$(18,208)	$552,083

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
March 31, 2026:
U.S. Government-sponsored enterprises (GSEs)	$46,548	$—	$(5,412)	$41,136
Municipal securities	50,247	—	(5,556)	44,691
Mortgage-backed securities (GSEs)	24,173	—	(2,833)	21,340
Total	$120,968	$—	$(13,801)	$107,167

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$31,688	$—	$(2,059)	$29,629
U.S. Government-sponsored enterprises (GSEs)	19,012	127	(75)	19,064
Municipal securities	35,376	542	(253)	35,665
Other debt securities	21,673	219	(892)	21,000
Mortgage-backed securities (GSEs)	443,759	2,990	(12,225)	434,524
Total	$551,508	$3,878	$(15,504)	$539,882

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$46,864	$—	$(5,017)	$41,847
Municipal securities	50,516	—	(4,945)	45,571
Mortgage-backed securities (GSEs)	24,741	—	(2,743)	21,998
Total	$122,121	$—	$(12,705)	$109,416

At March 31, 2026 and December 31, 2025, securities with a carrying value totaling approximately $334.7 million and $315.1 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the three months ended March 31, 2026, the Company recorded gross realized gains of $8 thousand and gross realized losses of $7 thousand.  For the three months ended March 31, 2025, there were no gross gains or gross losses related to the sale of investment securities.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost and estimated fair value of securities at March 31, 2026, by contractual maturity for non-mortgage-backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$1,095	$1,090
Due from one year to five years	42,767	40,521
Due from five years to ten years	39,586	38,817
Due after ten years	28,002	27,674
	111,450	108,102
Mortgage-backed securities	456,781	443,981
Total	$568,231	$552,083

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	24,060	22,176
Due from five years to ten years	38,771	33,842
Due after ten years	33,964	29,809
	96,795	85,827
Mortgage-backed securities	24,173	21,340
Total	$120,968	$107,167

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities AFS and HTM have been in a continuous unrealized loss position (in thousands):

	March 31, 2026
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$29,369	$(2,186)	4	$29,369	$(2,186)	4
U.S. Government-sponsored enterprises (GSEs)	8,730	(71)	4	5,002	(65)	3	13,732	(136)	7
Municipal securities	19,549	(317)	19	8,108	(254)	7	27,657	(571)	26
Other debt securities	997	(3)	1	12,136	(863)	10	13,133	(866)	11
Mortgage-backed securities (GSEs)	183,798	(2,653)	80	118,647	(11,796)	58	302,445	(14,449)	138
Total	$213,074	$(3,044)	104	$173,262	$(15,164)	82	$386,336	$(18,208)	186

	March 31, 2026
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$41,136	$(5,412)	13	$41,136	$(5,412)	13
Municipal securities	3,455	(276)	4	41,236	(5,280)	33	44,691	(5,556)	37
Mortgage-backed securities (GSEs)	—	—	—	21,340	(2,833)	5	21,340	(2,833)	5
Total	$3,455	$(276)	4	$103,712	$(13,525)	51	$107,167	$(13,801)	55

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$29,629	$(2,059)	4	$29,629	$(2,059)	4
U.S. Government-sponsored enterprises (GSEs)	4,986	(1)	2	5,366	(74)	3	10,352	(75)	5
Municipal securities	6,184	(113)	4	9,110	(140)	12	15,294	(253)	16
Other debt securities	—	—	—	12,608	(892)	11	12,608	(892)	11
Mortgage-backed securities (GSEs)	111,336	(713)	42	133,449	(11,512)	66	244,785	(12,225)	108
Total	$122,506	$(827)	48	$190,162	$(14,677)	96	$312,668	$(15,504)	144

	December 31, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$41,847	$(5,017)	13	$41,847	$(5,017)	13
Municipal securities	3,493	(259)	4	42,078	(4,686)	33	45,571	(4,945)	37
Mortgage-backed securities (GSEs)	—	—	—	21,998	(2,743)	5	21,998	(2,743)	5
Total	$3,493	$(259)	4	$105,923	$(12,446)	51	$109,416	$(12,705)	55

For any securities classified as AFS that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those AFS securities that have an unrealized loss at March 31, 2026, and it is not likely that they will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of AFS securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with available-for-sale securities at March 31, 2026, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2026.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s HTM portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The HTM municipal securities are primarily general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of March 31, 2026, continue to perform as scheduled and we do not believe an allowance for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity.  At March 31, 2026, all rated debt securities classified as held-to-maturity were rated AA- or higher by at least one rating agency. Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses (“ACL”)

There were no past due or nonaccrual AFS or HTM securities at March 31, 2026, or December 31, 2025.  Accrued interest receivable is excluded from the estimate of credit losses and based on the analysis of the underlying risk characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit losses

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

related to AFS or HTM securities recorded during the three months ended March 31, 2026, and 2025, respectively, because the ACL was deemed immaterial.

Other Investments:

Other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.  As of March 31, 2026, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	March 31,	December 31,
	2026	2025
Federal Reserve Bank stock	$10,988	$10,981
Federal Home Loan Bank stock	5,259	5,110
First National Bankers Bank stock	350	350
Total	$16,597	$16,441

Note 4. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	March 31,	December 31,
	2026	2025
Commercial real estate:
Non-owner occupied	$1,263,455	$1,196,758
Owner occupied	1,033,211	1,022,871
Consumer real estate	851,484	834,626
Construction and land development	478,301	419,176
Commercial and industrial	819,875	817,595
Leases	54,296	55,422
Consumer and other	17,769	17,134
Total loans and leases	4,518,391	4,363,582
Less: Allowance for credit losses	(43,950)	(40,906)
Loans and leases, net	$4,474,441	$4,322,676

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

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Three Months Ended March 31, 2026
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$8,044	$8,876	$8,767	$4,298	$8,611	$2,173	$137	$40,906
Charged-off loans and leases	—	—	—	—	(91)	(59)	(79)	(229)
Recoveries of charge-offs	—	2	—	—	36	—	22	60
Provision charged to expense (1) (2)	320	(762)	145	4,434	(363)	(650)	89	3,213
Ending balance	$8,364	$8,116	$8,912	$8,732	$8,193	$1,464	$169	$43,950

	Three Months Ended March 31, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,972	$8,341	$8,355	$4,168	$8,552	$919	$116	$37,423
Charged-off loans and leases	—	—	—	—	(59)	(190)	(83)	(332)
Recoveries of charge-offs	—	2	—	200	23	—	16	241
Provision charged to expense (3)	354	72	333	(214)	112	113	73	843
Ending balance	$7,326	$8,415	$8,688	$4,154	$8,628	$842	$122	$38,175

(1)	In the provision charged to expense, there was a provision for unfunded commitment liability in the amount of $926 thousand that is not included in the table above for the three months ended March 31, 2026.
(2)	The increase in the provision charged to expense for construction and land development loans was primarily driven by updates to the allowance methodology, specifically around the quantitative reserve, which resulted in higher modeled loss expectations for this portfolio segment.
(3)	In the provision charged to expense, there was a provision for unfunded commitment liability in the amount of $136 thousand that is not included in the table above for the three months ended March 31, 2025.

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for loan and lease losses for the three months ended March 31, 2026,

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and 2025, is $3.2 million and $843 thousand, respectively. As of March 31, 2026, and December 31, 2025, our allowance for credit losses was $44.0 million and $40.9 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.97 % at March 31, 2026, and 0.94% at December 31, 2025.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total
Commercial real estate - non-owner occupied
Pass	$115,210	$249,122	$202,684	$122,368	$245,127	$259,534	$28,976	$-	$1,223,021
Watch	-	1,155	-	12,031	10,015	16,114	21	-	39,336
Special mention	-	-	-	-	-	-	-	-	-
Substandard	213	152	397	-	-	336	-	-	1,098
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	115,423	250,429	203,081	134,399	255,142	275,984	28,997	-	1,263,455
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate - owner occupied
Pass	38,358	196,053	161,059	112,305	268,097	231,347	16,589	-	1,023,808
Watch	-	408	-	2,930	1,121	-	-	-	4,459
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	1,063	-	-	-	3,782	99	-	4,944
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	38,358	197,524	161,059	115,235	269,218	235,129	16,688	-	1,033,211
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	53,693	136,817	117,264	88,590	143,622	132,179	175,199	-	847,364
Watch	-	-	-	100	-	240	47	-	387
Special mention	-	-	-	-	-	46	-	-	46
Substandard	-	-	161	10	58	2,221	1,237	-	3,687
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	53,693	136,817	117,425	88,700	143,680	134,686	176,483	-	851,484
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land development
Pass	17,696	262,429	138,503	23,820	10,841	17,675	6,938	-	477,902
Watch	200	-	-	-	48	151	-	-	399
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	17,896	262,429	138,503	23,820	10,889	17,826	6,938	-	478,301
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	38,550	159,705	85,740	78,803	76,341	52,464	324,754	226	816,583
Watch	-	20	577	634	82	4	78	152	1,547
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	50	6	29	-	1,293	210	-	1,588
Doubtful	-	157	-	-	-	-	-	-	157
Total commercial and industrial	38,550	159,932	86,323	79,466	76,423	53,761	325,042	378	819,875
YTD gross charge-offs	-	-	-	(37)	(54)	-	-	-	(91)

Leases
Pass(1)	5,137	18,287	13,910	8,466	7,350	1,146	-	-	54,296
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	5,137	18,287	13,910	8,466	7,350	1,146	-	-	54,296
YTD gross charge-offs	-	-	-	(4)	(55)	-	-	-	(59)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2026
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total
Consumer and other
Pass	1,895	3,607	1,188	581	143	555	9,791	-	17,760
Watch	-	-	2	-	-	-	-	-	2
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	7	-	-	-	-	-	7
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	1,895	3,607	1,197	581	143	555	9,791	-	17,769
YTD gross charge-offs	(3)	(18)	(20)	(11)	(8)	(19)	-	-	(79)

Total loans
Pass(1)	270,539	1,026,020	720,348	434,933	751,521	694,900	562,247	226	4,460,734
Watch	200	1,583	579	15,695	11,266	16,509	146	152	46,130
Special mention	-	-	-	-	-	46	-	-	46
Substandard	213	1,265	571	39	58	7,632	1,546	-	11,324
Doubtful	-	157	-	-	-	-	-	-	157
Total loans	$270,952	$1,029,025	$721,498	$450,667	$762,845	$719,087	$563,939	$378	$4,518,391
Total YTD gross charge-offs	$(3)	$(18)	$(20)	$(52)	$(117)	$(19)	$-	$-	$(229)

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	March 31, 2026
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$—	$152	$—	$152	$1,263,303	$1,263,455
Owner occupied	173	340	270	783	1,032,428	1,033,211
Consumer real estate	504	500	2,150	3,154	848,330	851,484
Construction and land development	56	—	—	56	478,245	478,301
Commercial and industrial	1,592	467	1,412	3,471	816,404	819,875
Leases	717	931	3,220	4,868	49,428	54,296
Consumer and other	89	24	—	113	17,656	17,769
Total	$3,131	$2,414	$7,052	$12,597	$4,505,794	$4,518,391

	December 31, 2025
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$—	$—	$189	$189	$1,196,569	1,196,758
Owner occupied	1,150	211	270	1,631	1,021,240	1,022,871
Consumer real estate	1,786	1,725	918	4,429	830,197	834,626
Construction and land development	68	—	—	68	419,108	419,176
Commercial and industrial	1,178	674	1,204	3,056	814,539	817,595
Leases	1,889	73	2,156	4,118	51,304	55,422
Consumer and other	117	3	—	120	17,014	17,134
Total	$6,188	$2,686	$4,737	$13,611	$4,349,971	$4,363,582

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at March 31, 2026, and December 31, 2025.  During the three months ended March 31, 2026, and  2025, the Company did not recognize any interest income on nonaccrual loans.  Also presented is the balance of loans on nonaccrual status at March 31, 2026 and December 31, 2025, for which there was no related allowance for credit losses is recorded (in thousands):

	March 31, 2026			December 31, 2025
	Total	Nonaccrual	Loans Past Due	Total	Nonaccrual	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	With No Allowance	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	for Credit Losses	Still Accruing
Commercial real estate:
Non-owner occupied	$937	$—	$—	$672	$—	$—
Owner occupied	1,869	789	—	1,934	1,167	—
Consumer real estate	3,165	1,684	—	2,300	806	—
Construction and land development	48	—	—	—	—	—
Commercial and industrial	2,489	—	—	1,828	—	—
Leases	3,742	—	—	2,858	—	—
Consumer and other	7	—	—	9	—	—
Total	$12,257	$2,473	$—	$9,601	$1,973	$—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	March 31, 2026
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$398	$—	$398
Owner occupied	3,872	—	3,872
Consumer real estate	2,002	—	2,002
Construction and land development	—	—	—
Commercial and industrial	—	1,982	1,982
Leases	—	529	529
Consumer and other	—	—	—
Total	$6,272	$2,511	$8,783

	December 31, 2025
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$413	$—	$413
Owner occupied	4,129	—	4,129
Consumer real estate	1,075	—	1,075
Construction and land development	—	—	—
Commercial and industrial	—	3,115	3,115
Leases	—	2,409	2,409
Consumer and other	—	—	—
Total	$5,617	$5,524	$11,141

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026, and 2025, respectively. (dollars in thousands):

Payment Delay
	Payment	Term	and Term
Three Months Ended March 31, 2026	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

Payment Delay
	Payment	Term	and Term
Three Months Ended March 31, 2025	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	23	—	23
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$23	$—	$23

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026, and 2025, respectively. (dollars in thousands):

Weighted-Average
Term
Extension
Three Months Ended March 31, 2026	(in months)
Commercial real estate:
Non-owner occupied	—
Owner occupied	—
Consumer real estate	—
Construction and land development	—
Commercial and industrial	—
Leases	—
Consumer and other	—

Weighted-Average
Term
Extension
Three Months Ended March 31, 2025	(in months)
Commercial real estate:
Non-owner occupied	—
Owner occupied	—
Consumer real estate	—
Construction and land development	—
Commercial and industrial	36
Leases	—
Consumer and other	—

No loan modifications made to borrowers experiencing financial difficulty defaulted during the three months ended March 31, 2026, and 2025, respectively.

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified in the last twelve months, (in thousands):

March 31, 2026
90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—
Owner occupied	—	—	—	—	—
Consumer real estate	—	—	—	155	155
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	53	53
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$208	$208

Foreclosure Proceedings and Balances:

As of March 31, 2026, there was no residential real estate property secured by real estate included in other real estate owned and there were three residential real estate loans totaling $1.8 million in the process of foreclosure.

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

The carrying amount of goodwill at March 31, 2026, and December 31, 2025, was $90.4 million.

Other intangible assets as of the dates indicated is summarized below (in thousands):

	Core Deposit	Customer Relationships
Amortized other intangible assets:	Intangibles	Intangibles	Total
March 31, 2026:
Beginning balance January 1, 2026, gross[1]	$17,470	$2,658	$20,128
Less: accumulated amortization[1]	(13,449)	(2,179)	(15,628)
Balance, March 31, 2026, other intangible assets, net	$4,021	$479	$4,500

December 31, 2025:
Beginning balance January 1, 2025, gross	$17,470	$5,670	$23,140
Write-off of intangibles from sale of SBKI	-	(1,471)	(1,471)
Less: accumulated amortization	(13,054)	(3,658)	(16,712)
Balance, December 31, 2025, other intangible assets, net	$4,416	$541	$4,957

1Removed $3,012 from the beginning gross balance and $1,471 from accumalted amortization for the sale of SBKI in the third quarter of 2025, in the Customer Relationship Intangibles.

The aggregate amortization expense for other intangible assets for the three months ended March 31, 2026, and 2025, was $457 thousand and $569 thousand, respectively.

As of March 31, 2026, the estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2026	$1,350
2027	1,664
2028	936
2029	505
2030	37
Thereafter	8
Total	$4,500

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At March 31, 2026, total borrowings were $3.2 million compared to $3.0 million at December 31, 2025.  Borrowings consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Securities sold under customer repurchase agreements	$3,178	$3,009
Other borrowings	—	—
Total	$3,178	$3,009

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $3.2 million and $3.0 million at March 31, 2026 and December 31, 2025, respectively. The average balance of repurchase agreements during the three-month period ended March 31, 2026, and 2025 was $3.5 million and $4.2 million, respectively.  The maximum month-end outstanding balance for the three-month period ended March 31, 2026, and 2025 was $3.8 million and $4.5 million, respectively.

Other Borrowings:

The Company has a revolving line of credit for an aggregate amount of $35 million.  The maturity of the line of credit is May 1, 2027. At March 31, 2026 and December 31, 2025, $0 was outstanding under the line of credit.

Subordinated Debt:

On August 20, 2025, the Company issued $100 million of 7.25% fixed-to-floating rate subordinated notes (the "2025 Notes"), which were outstanding as of March 31, 2026 and December 31, 2025.

The 2025 Notes have a stated maturity of September 1, 2035, are redeemable by the Company (i) in whole or in part, on or after September 1, 2030, and (ii) in full, at any time upon the occurrence of certain events. The 2025 Notes will bear interest at a fixed rate of 7.25% per year, from and including August 20, 2025, to, but excluding September 1, 2030, or earlier redemption date. From and including September 1, 2030, to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 385 basis points. As provided in the 2025 Notes, the interest rate during the applicable floating rate period may be determined based on a rate other than three-month term SOFR.

The debt issuance costs for the 2025 Notes totaled $1.4 million and will be amortized through September 1, 2030. Unamortized debt issuance cost was $1.3 million at March 31, 2026.  Amortization expense totaled $72 thousand for the three months ended March 31, 2026.

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which were not outstanding as of December 31, 2025.  The Notes’ were retired on October 2, 2025.

The Notes’ unamortized debt issuance costs totaled $295 thousand at March 31, 2025, and was written-off as of September 30, 2025. Amortization expense totaled $21 thousand for the three months ended March 31, 2025.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three months ending March 31, 2026, and 2025, was $574 thousand and $561 thousand, respectively.

Equity Incentive Plans:

The Human Resources and Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At March 31, 2026, the Company had one active equity incentive plan available for future grants, the Omnibus Incentive Plan, which was has 1,601,746 Rights available for future grants or awards.

Stock Options:

At March 31, 2026, there are no outstanding stock options, all were exercised during 2025.

The Company did not recognize any stock option-based compensation expense during the three months ended March 31, 2025, as all stock options issued as of March 31, 2025, were fully vested, and no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plan.

Stock options of 4,203 were exercised during the three-month periods ended March 31, 2025.  The income tax benefit recognized for the exercise of options during the three months ended March 31, 2025, was $3 thousand.

The intrinsic value of options exercised during the three months ended March 31, 2025, was $77 thousand.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended March 31, 2026, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Outstanding at December 31, 2025	238,609	$28.51
Granted	77,587	38.59
Vested	(43,776)	25.11
Forfeited/expired	—	—
Outstanding at March 31, 2026	272,420	$31.93

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three months ended March 31, 2026, and 2025, was $714 thousand and $761 thousand, respectively. As of March 31, 2026, there was $6.0 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.75 years. The grant-date fair value of restricted stock awards vested was $1.1 million for the three months ended March 31, 2026.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Commitments to extend credit	$1,044,905	$1,093,462
Standby letters of credit	23,703	15,467

At March 31, 2026, and December 31, 2025, the allowance for credit losses for these off-balance sheet commitments was $4.5 million and $3.6 million, respectively. The expense related to the allowance for credit losses for off-balance sheet commitments during the three months ended March 31, 2026, and 2025, was $926 thousand and $136 thousand, respectively.

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At March 31, 2026, and December 31, 2025, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026:
Assets:
Securities available-for-sale:
U.S. Treasury	$29,369	$—	$29,369	$—
U.S. Government-sponsored enterprises (GSEs)	19,198	—	19,198	—
Municipal securities	36,986	—	36,986	—
Other debt securities	22,549	—	22,549	—
Mortgage-backed securities (GSEs)	443,981	—	443,981	—
Total securities available-for-sale	552,083	—	552,083	—

Derivative financial instruments and interest rate swap agreements	11,537	—	11,537	—
Total assets at fair value	$563,620	$—	$563,620	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$11,621	$—	$11,621	$—

December 31, 2025:
Assets:
Securities available-for-sale:
U.S. Treasury	$29,629	$—	$29,629	$—
U.S. Government-sponsored enterprises (GSEs)	19,064	—	19,064	—
Municipal securities	35,665	—	35,665	—
Other debt securities	21,000	—	21,000	—
Mortgage-backed securities (GSEs)	434,524	—	434,524	—
Total securities available-for-sale	539,882	—	539,882	—

Derivative financial instruments and interest rate swap agreements	13,191	—	13,191	—
Total assets at fair value	$553,073	$—	$553,073	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,524	$—	$13,524	$—

During the three months ending March 31, 2026, and twelve months ended December 31, 2025, there were no transfers between Level 1 and Level 2 or into our out of Level 3 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026:
Collateral-dependent loans	$5,074	$—	$—	$5,074

December 31, 2025:
Collateral-dependent loans	$6,285	$—	$—	$6,285

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
March 31, 2026:
Collateral-dependent loans	$5,074	Appraisal	Appraisal discounts	42%

December 31, 2025:
Collateral-dependent loans	$6,285	Appraisal	Appraisal discounts	56%

Collateral-dependent loans: A collateral-dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on all collateral-dependent loans was $3.7 and $4.9 million as of March 31, 2026 and December 31, 2025, respectively.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
March 31, 2026:
Assets:
Cash and cash equivalents	$346,071	$346,071	$—	$—	$346,071
Securities available-for-sale	552,083	—	552,083	—	552,083
Securities held-to-maturity	120,968	—	107,167	—	107,167
Other investments	16,597	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	4,481,718	—	—	4,438,839	4,438,839
Derivative financial instruments and interest rate swap agreements	11,537	—	11,537	—	11,537

Liabilities:
Noninterest-bearing demand deposits	951,366	—	951,366	—	951,366
Interest-bearing demand deposits	954,292	—	954,292	—	954,292
Money market and savings deposits	2,455,945	—	2,455,945	—	2,455,945
Time deposits	834,633	—	834,852	—	834,852
Borrowings	3,178	—	3,178	—	3,178
Subordinated debt	98,733	—	—	100,731	100,731
Derivative financial instruments and interest rate swap agreements	11,621	—	11,621	—	11,621

December 31, 2025:
Assets:
Cash and cash equivalents	$464,417	$464,417	$—	$—	$464,417
Securities available-for-sale	539,882	—	539,882	—	539,882
Securities held-to-maturity	122,121	—	109,416		109,416
Other investments	16,441	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	4,333,541	—	—	4,281,699	4,281,699
Derivative financial instruments and interest rate swap agreements	13,191	—	13,191	—	13,191

Liabilities:
Noninterest-bearing demand deposits	1,062,918	—	1,062,918	—	1,062,918
Interest-bearing demand deposits	945,716	—	945,716	—	945,716
Money market and savings deposits	2,273,612	—	2,273,612	—	2,273,612
Time deposits	870,543	—	872,143	—	872,143
Borrowings	3,009	—	3,009	—	3,009
Subordinated debt	98,662	—	—	100,660	100,660
Derivative financial instruments and interest rate swap agreements	13,524	—	13,524	—	13,524

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
March 31, 2026:
Interest rate swap agreements - securities	Other liabilities	1.29	3.89%	SOFR	$59,050	$(26)

December 31, 2025:
Interest rate swap agreements - securities	Other liabilities	1.20	3.98%	SOFR	$76,507	$(334)

The effects of the Company’s fair value hedge relationships reported in interest income on taxable securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Interest income on taxable securities	$5,535	$4,774
Effects of fair value hedge relationships	(43)	1
Reported interest income on taxable securities	$5,492	$4,775

	Three Months Ended
	March 31,
Gain (loss) on fair value hedging relationship	2026	2025
Interest rate swap agreements - securities:
Hedged items	$(26)	$(380)
Derivative designated as hedging instruments	26	380
Carrying amount of hedged assets - mortgage-backed securities	126,956	48,115

Derivatives designated as cash flow hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk.  At inception, a statistical regression analysis is prepared to determine hedge effectiveness.  At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately.  The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss).  Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At March 31, 2026, the Company estimates that there will not be any reclassifications into interest income or interest expense over the next 12 months.

At March 31, 2026 and December 31, 2025, cash flow hedges are as follows (in thousands):

	March 31, 2026			December 31, 2025
	Balance Sheet	Notional	Estimated	Balance Sheet	Notional	Estimated
	Location	Amount	Fair Value	Location	Amount	Fair Value
Cash flow hedges:
Assets	Other assets	$100,000	$78	Other assets	$100,000	$9

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Three Months Ended March 31, 2026
Interest rate swaps - Assets	$77	Interest income	$22

Three Months Ended March 31, 2025
Interest rate swaps - Assets	$387	Interest income	$13
Interest rate swaps - Liabilities	201	Interest expense	(164)

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Total interest income	$74,248	$66,363
Effects of cash flow hedge relationships	22	13
Reported total interest income	$74,270	$66,376

Total interest expense	$28,394	$27,974
Effects of cash flow hedge relationships	—	164
Reported total interest expense	$28,394	$28,138

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of the offsetting positions is limited, any changes in fair value are recognized as other noninterest income in the current period.

At March 31, 2026 and December 31, 2025, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	March 31, 2026		December 31, 2025
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$604,174	$11,460	$569,060	$13,190
Liabilities	604,174	(11,460)	569,060	(13,190)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Interest rate swap agreements	$468	$457

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At March 31, 2026, and December 31, 2025, collateral totaling $150 was pledged to the derivative counterparties to comply with collateral requirements.

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

The lease agreements have maturity dates ranging from August 2026 to May 2044, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term and weighted average discount rate for these leases was 9.64 years and 3.63% at March 31, 2026, and 9.75 years and 3.60% at December 31, 2025.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

	Balance Sheet	March 31,	December 31,
	Location	2026	2025
Assets:
Operating lease right-of-use assets	Other assets	$10,752	$11,152
Liabilities:
Operating lease liabilities	Other liabilities	$11,379	$11,756

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Lease costs:
Operating lease costs	$497	$481
Variable lease costs	30	16
Sublease income	(49)	(24)
Net lease cost	$478	$473
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$475	$385

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2026, were as follows (in thousands):

Amounts
Remainder of 2026	$1,327
2027	1,545
2028	1,499
2029	1,448
2030	1,358
Thereafter	6,683
Total future minimum lease payments	13,860
Amounts representing interest	(2,481)
Present value of net future minimum lease payments	$11,379

Note 12. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Rules”) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the Basel III Rules, a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1 (“CET1”), and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

sufficient to satisfy the fully phased-in conservation buffer. At March 31, 2026, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the “well capitalized” regulatory classification.

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

During the three months ended March 31, 2026, the Bank paid $0 in dividends to the Company, and the Company has paid a quarterly common stock dividend of $0.08 per share.  The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Regulatory Capital Levels:

Actual and required capital levels at March 31, 2026, and December 31, 2025 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$623,251	12.72%	$391,885	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	478,573	9.77%	293,914	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	478,573	9.77%	220,435	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	478,573	8.41%	227,508	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$606,998	12.41%	$391,292	8.00%	$489,115	10.00%
Tier 1 Capital (to Risk Weighted Assets)	561,053	11.47%	293,469	6.00%	391,292	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	561,053	11.47%	220,102	4.50%	317,925	6.50%
Tier 1 Capital (to Average Assets)[2]	561,053	9.88%	227,216	4.00%	284,020	5.00%

December 31, 2025
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$606,158	12.71%	$381,470	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	468,641	9.83%	286,103	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	468,641	9.83%	214,577	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	468,641	8.30%	225,852	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$586,675	12.32%	$380,891	8.00%	$476,114	10.00%
Tier 1 Capital (to Risk Weighted Assets)	547,820	11.51%	285,668	6.00%	380,891	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	547,820	11.51%	214,251	4.50%	309,474	6.50%
Tier 1 Capital (to Average Assets)	547,820	9.71%	225,566	4.00%	281,957	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), presented net of tax, were as follows (in thousands):

	Three Months Ended March 31, 2026
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2025	$(8,625)	$(448)	$(248)	$2	$(9,319)

Other comprehensive income (loss)	(3,352)	—	228	73	(3,051)
Amounts reclassified from other comprehensive income	(1)	21	—	(16)	4
Net other comprehensive income (loss) during period	(3,353)	21	228	57	(3,047)

Ending balance, March 31, 2026	$(11,978)	$(427)	$(20)	$59	$(12,366)

	Three Months Ended March 31, 2025
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2024	$(22,350)	$(534)	$(166)	$(621)	$(23,671)

Other comprehensive income	3,681	—	(115)	325	3,891
Amounts reclassified from other comprehensive income	—	22	(1)	112	133
Net other comprehensive income during period	3,681	22	(116)	437	4,024

Ending balance, March 31, 2025	$(18,669)	$(512)	$(282)	$(184)	$(19,647)

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below provides information about the General Banking Unit. The most significant expenses to the General Banking Unit are deposit and other borrowing interest expense as well as employee compensation (in thousands):

	Banking Segment
	Three Months Ended March 31,
	2026	2025
Interest income	$74,270	$66,376
Interest expense	28,394	28,138
Net interest income	45,876	38,238
Provision for credit losses	4,139	979
Net interest income after provision for credit losses	41,737	37,259
Noninterest income:
Service charges on deposit accounts	1,853	1,736
Gain (loss) on sale of securities, net	1	—
Mortgage banking	760	493
Investment services	1,796	1,769
Insurance commissions	—	1,412
Interchange and debit card transaction fees, net	1,418	1,220
Other	2,113	1,967
Total noninterest income	7,941	8,597
Noninterest expense:
Salaries and employee benefits	20,414	19,234
Occupancy and equipment	3,344	3,397
FDIC insurance	750	960
Other real estate and loan related expense	792	658
Advertising and marketing	387	382
Data processing and technology	2,436	2,657
Professional services	1,193	1,368
Amortization of intangibles	457	569
Other	3,142	3,071
Total noninterest expense	32,915	32,296
Income before income tax expense	16,763	13,560
Income tax expense	3,083	2,306
Net income	$13,680	$11,254

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this Quarterly Report on Form 10-Q (this “report”) and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	general economic and business conditions in our local markets (particularly Tennessee), including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	adverse developments in the banking industry highlighted by high-profile bank failures such as those in 2023, and the impact of such developments on customer confidence, liquidity and regulatory responses to such developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;

●	the impact of recently enacted and future legislation and regulation on our business;
●	the impact of recent or proposed changes in fiscal, monetary and economic policy, laws, and regulations, or the interpretation or application thereof, and the uncertainty of future implementation and enforcement of these policies and regulations, including persistent inflationary pressures, potential interest rate fluctuations, and potential changes to government policies related to immigration, trade, and government spending;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	our ability to identify and addres cybersecurity risks, such as cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market,;
●	results of examinations by our primary regulators, the TDFI, the Federal Reserve, and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, other legislative, tax and regulatory changes that impact the money supply and inflation, the imposition of tariffs and retaliatory responses, and the possibility that the U.S. could default on its debt obligations;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;
●	our ability to maintain expenses in line with current projections;
●	unanticipated credit deterioration in our loan portfolio or higher than expected loan and lease losses within one or more segments of our loan portfolio;
●	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	a deterioriation in the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to our corporate responsibility strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Critical Accounting Estimates

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate.  The most significant accounting policies we follow are presented in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements.  These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During this quarter ending March 31, 2026, the Bank enhanced its ACL loss model for loans and leases. See Note 1. Recently Modified Accounting Policies and Allowance for Credit Losses in the Notes to our Consolidated Financial Statements in this Form 10-Q for further information related to these changes.  There have been no other significant changes in the Company’s application of critical accounting policies since December 31, 2025.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the first quarter of 2026:

●	Net income totaled $13.7 million, or $0.81 per diluted common share, during the first quarter of 2026 compared to $11.3 million, or $0.67 per diluted common share, for the same period in 2025.
●	Annualized return on average assets for the three months ended March 31, 2026, and 2025 was 0.96% and 0.87%, respectively.
●	Net organic loan and lease increased year-to-date for 2026, with net loans and leases increasing $151.8 million from December 31, 2025.
●	Deposit growth of $43.4 million from December 31, 2025.

Selected Financial Information

The following is a summary of certain financial information for the three-month periods ended March 31, 2026, and 2025 and as of March 31, 2026, and December 31, 2025 (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2026	2025	Change
Income Statement:
Interest income	$74,270	$66,376	$7,894
Interest expense	28,394	28,138	256
Net interest income	45,876	38,238	7,638
Provision for credit losses	4,139	979	3,160
Net interest income after provision for credit losses	41,737	37,259	4,478
Noninterest income	7,941	8,597	(656)
Noninterest expense	32,915	32,296	619
Income before income taxes	16,763	13,560	3,203
Income tax expense	3,083	2,306	777
Net income	$13,680	$11,254	$2,426

Per Share Data:
Basic income per common share	$0.81	$0.67	$0.14
Diluted income per common share	$0.81	$0.67	$0.13

Performance Ratios:
Return on average assets	0.96%	0.87%	0.09%
Return on average shareholders' equity	9.90%	9.17%	0.75%

	March 31,	December 31,
	2026	2025	Change
Balance Sheet:
Loans and leases, net	$4,474,441	$4,322,676	$151,765
Deposits	5,196,236	5,152,789	43,447

Analysis of Results of Operations

First quarter of 2026 compared to 2025

Net income was $13.7 million, or $0.81 per diluted common share, for the first quarter of 2026, compared to $11.3 million, or $0.67 per diluted common share, for the first quarter of 2025.  For the three months ended March 31, 2026, when compared to the comparable period in 2025, the increase in net income of $2.4 million was due to an increase in net interest income after provision for loan and lease losses of $4.5 million, offset by a decrease on noninterest income of $656 thousand and an increase in noninterest expense of $619 thousand and income tax expense of $777 thousand.  The tax equivalent net interest margin was 3.48% for the first quarter of 2026, compared to 3.21% for the first quarter of 2025. Noninterest income to average assets was 0.56% for the first quarter of 2026, decreasing from 0.66% for the first quarter of 2025. Noninterest expense to average assets decreased to 2.31% in the first quarter of 2026, from 2.48% in the first quarter of 2025.

Net Interest Income and Yield Analysis

First quarter of 2026 compared to 2025

Net interest income, taxable equivalent, increased to $46.2 million for the first quarter of 2026, up from $38.6 million for the first quarter of 2025. Net interest income increased due to higher loan and lease balances, higher yields on these assets, and lower cost of interest-bearing libailities.  Average interest-earning assets increased from $4.87 billion for the first quarter of 2025, to $5.39 billion for the first quarter of 2026, primarily from the increase in our average loan and lease balances and average securities, which was offset by decreases in average cash balances.  Over this period, average loan and lease balances increased by $492.9 million and average interest-bearing deposits increased by $342.6 million.  Average securities increased by $46.1 million, average federal funds sold and other interest earning assets decreased by $20.4 million, average borrowings decreased by $4.7 million and noninterest-bearing deposits increased by $47.8 million. The tax equivalent net interest margin increased to 3.48% for the first quarter of 2026, compared to 3.21% for the first quarter of 2025. The yield on earning assets increased from 5.56% for the first quarter of 2025, to 5.62% for the first quarter of

2026, primarily due the deployment of excess cash and cash equivalents into loans and leases. The cost of average interest-bearing deposits decreased from 2.92% for the first quarter of 2025, to 2.60% for the first quarter of 2026, primarily due to the decrease in rates by the Federal Reserve.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026			2025
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$4,434,181	$65,855	6.02%	$3,941,295	$58,008	5.97%
Taxable securities	584,608	5,492	3.81%	555,914	4,775	3.48%
Tax-exempt securities[2]	80,535	703	3.54%	63,085	448	2.88%
Federal funds sold and other earning assets	286,539	2,585	3.66%	306,966	3,485	4.60%
Total interest-earning assets	5,385,863	74,635	5.62%	4,867,260	66,716	5.56%
Noninterest-earning assets	397,680			405,860
Total assets	$5,783,543			$5,273,120

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$955,450	3,931	1.67%	$846,823	3,743	1.79%
Money market and savings deposits	2,337,523	15,236	2.64%	2,064,134	15,065	2.96%
Time deposits	841,515	7,362	3.55%	880,933	8,527	3.93%
Total interest-bearing deposits	4,134,488	26,529	2.60%	3,791,890	27,335	2.92%
Borrowings	3,549	1	0.11%	8,220	70	3.45%
Subordinated debt	98,692	1,864	7.66%	39,692	733	7.49%
Total interest-bearing liabilities	4,236,729	28,394	2.72%	3,839,802	28,138	2.97%
Noninterest-bearing deposits	931,863			884,078
Other liabilities	54,603			51,260
Total liabilities	5,223,195			4,775,140
Shareholders' equity	560,348			497,980
Total liabilities and shareholders’ equity	$5,783,543			$5,273,120
Net interest income, taxable equivalent		$46,241			$38,578
Interest rate spread			2.90%			2.59%
Tax equivalent net interest margin			3.48%			3.21%

Percentage of average interest-earning assets to average interest-bearing liabilities			127.12%			126.76%
Percentage of average equity to average assets			9.69%			9.44%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $218 thousand and $246 thousand for the three months ended March 31, 2026, and 2025, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $148 thousand and $94 thousand for the three months ended March 31, 2026, and 2025, respectively.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
Service charges on deposit accounts	$1,853	$1,736	$117
Gain on sale of securities, net	1	—	1
Mortgage banking	760	493	267
Investment services	1,796	1,769	27
Insurance commissions	—	1,412	(1,412)
Interchange and debit card transaction fees, net	1,418	1,220	198
Other	2,113	1,967	146
Total noninterest income	$7,941	$8,597	$(656)

First quarter of 2026 compared to 2025

Noninterest income decreased by $656 thousand during the first quarter of 2026 compared to the same period in 2025. This quarterly change in total noninterest income primarily resulted from the following:

●	Decrease in insurance commissions, due to the sale of SBK Insurance in the third quarter of 2025.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
Salaries and employee benefits	$20,414	$19,234	$1,180
Occupancy and equipment	3,344	3,397	(53)
FDIC insurance	750	960	(210)
Other real estate and loan-related expense	792	658	134
Advertising and marketing	387	382	5
Data processing and technology	2,436	2,657	(221)
Professional services	1,193	1,368	(175)
Amortization of intangibles	457	569	(112)
Other	3,142	3,071	71
Total noninterest expense	$32,915	$32,296	$619

First quarter of 2026 compared to 2025

Noninterest expense increased by $619 thousand in the first quarter of 2026 as compared to the same period in 2025. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to increased salaries from franchise growth.

Taxes

First quarter of 2026 compared to 2025

In the first quarter of 2026 income tax expense totaled $3.1 million compared to $2.3 million in the first quarter of 2025. The effective tax rate was approximately 18.39% in the first quarter of 2026 compared to 17.01% in the first quarter of 2025.  The increase in the effective tax rate is primarily due to a higher estimated annual effective tax rate for 2026. The higher annual rate reflects an increase in projected pre-tax book income while permanent tax benefits remain relatively consistent, resulting in a higher overall tax rate.

.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding of approximately $4.47 billion at March 31, 2026, compared to $4.32 billion at December 31, 2025. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

The following table summarizes the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	March 31,	Gross	December 31,	Gross
	2026	Total	2025	Total
Commercial real estate:
Non-owner occupied	$1,263,455	28.0%	$1,196,758	27.5%
Owner occupied	1,033,211	22.9%	1,022,871	23.4%
Consumer real estate	851,484	18.8%	834,626	19.1%
Construction and land development	478,301	10.6%	419,176	9.6%
Commercial and industrial	819,875	18.1%	817,595	18.7%
Leases	54,296	1.2%	55,422	1.3%
Consumer and other	17,769	0.4%	17,134	0.4%
Total loans and leases	4,518,391	100.0%	4,363,582	100.0%
Less: Allowance for credit losses	(43,950)		(40,906)
Loans and leases, net	$4,474,441		$4,322,676

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at March 31, 2026, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate:
Non-owner occupied	$189,832	$760,314	$284,138	$29,171	$1,263,455	$454,205	$619,418
Owner occupied	86,203	517,667	403,585	25,756	1,033,211	473,553	473,455
Consumer real estate-mortgage	72,336	222,048	96,324	460,776	851,484	247,477	531,671
Construction and land development	166,868	189,444	62,611	59,378	478,301	43,842	267,591
Commercial and industrial	328,888	358,115	111,084	21,788	819,875	322,317	168,670
Leases	2,454	49,945	1,897	—	54,296	51,842	—
Consumer and other	12,969	4,559	204	37	17,769	4,601	199
Total loans and leases	$859,550	$2,102,092	$959,843	$596,906	$4,518,391	$1,597,837	$2,061,004

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases, as a percentage of total gross loans and leases, net of deferred fees, was 0.27% as of March 31, 2026, and 0.22% as of December 31, 2025 respectively. Total nonperforming assets, as a percentage of total assets, was 0.25% as of March 31, 2026, and 0.22% as of  December 31, 2025, respectively.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days, and 90 days or more past due, excluding nonaccrual loans for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
March 31, 2026
Commercial real estate:
Non-owner occupied	$1,263,455	$-	-%	$-	-	$-	-%
Owner occupied	1,033,211	-	-	-	-	-	-
Consumer real estate	851,484	416	0.05	-	-	416	0.05
Construction and land development	478,301	56	0.01	-	-	56	0.01
Commercial and industrial	819,875	1,877	0.23	-	-	1,877	0.23
Leases	54,296	1,254	2.31	-	-	1,254	2.31
Consumer and other	17,769	115	0.65	-	-	115	0.65
Total	$4,518,391	$3,718	0.08%	$-	-%	$3,718	0.08%

December 31, 2025
Commercial real estate:
Non-owner occupied	$1,196,758	$-	-%	$-	-%	$-	-%
Owner occupied	1,022,871	803	0.08	-	-	803	0.08
Consumer real estate	834,626	2,673	0.32	-	-	2,673	0.32
Construction and land development	419,176	68	0.02	-	-	68	0.02
Commercial and industrial	817,595	1,287	0.16	-	-	1,287	0.16
Leases	55,422	1,404	2.53	-	-	1,404	2.53
Consumer and other	17,134	120	0.70	-	-	120	0.70
Total	$4,363,582	$6,355	0.15%	$-	-%	$6,355	0.15%

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	March 31, 2026			December 31, 2025
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate:
Non-owner occupied	$1,263,455	$937	0.07%	$1,196,758	$672	0.06%
Owner occupied	1,033,211	1,869	0.18	1,022,871	1,934	0.19
Consumer real estate	851,484	3,165	0.37	834,626	2,300	0.28
Construction and land development	478,301	48	0.01	419,176	-	-
Commercial and industrial	819,875	2,489	0.30	817,595	1,828	0.22
Leases	54,296	3,742	6.89	55,422	2,858	5.16
Consumer and other	17,769	7	0.04	17,134	9	0.05
Total	$4,518,391	$12,257	0.27%	$4,363,582	$9,601	0.22%

Allowance for credit losses to nonaccrual loans		358.57%			426.06%

Allocation of the Allowance for Credit Losses

We maintain the allowance at a level that we deem appropriate to adequately cover change in the loan and lease portfolio. Our provision for credit losses for loans and leases for the three months ended March 31, 2026, is $3.2 million compared to $843 thousand in the same period of 2025, an increase of $2.4 million.  As of March 31, 2026, and December 31, 2025, our allowance for credit losses was $44.0 million and $40.9 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for credit loss as a percentage of total loans and leases was 0.97% at March 31, 2026, and 0.94% at December 31, 2025. During this quarter ending March 31, 2026, the Bank enhanced its ACL loss model for loans and leases. See Note 1. Recently Modified Accounting Policies and Allowance for Credit Losses in the Notes to our Consolidated Financial Statements in this Form 10-Q for further information related to these changes.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
March 31, 2026
Commercial real estate:
Non-owner occupied	$8,364	28.0%	$1,263,455	0.66%
Owner occupied	8,116	22.9	1,033,211	0.79
Consumer real estate	8,912	18.8	851,484	1.05
Construction and land development	8,732	10.6	478,301	1.83
Commercial and industrial	8,193	18.1	819,875	1.00
Leases	1,464	1.2	54,296	2.70
Consumer and other	169	0.4	17,769	0.95
Total	$43,950	100.0%	$4,518,391	0.97%

December 31, 2025
Commercial real estate:
Non-owner occupied	$8,044	27.5%	$1,196,758	0.67%
Owner occupied	8,876	23.4	1,022,871	0.87
Consumer real estate	8,767	19.1	834,626	1.05
Construction and land development	4,298	9.6	419,176	1.03
Commercial and industrial	8,611	18.7	817,595	1.05
Leases	2,173	1.3	55,422	3.92
Consumer and other	137	0.4	17,134	0.80
Total	$40,906	100.0%	$4,363,582	0.94%

The allowance associated with the individually evaluated loans and leases were approximately $3.7 million at March 31, 2026, compared to $4.9 million at December 31, 2025.

Analysis of the Allowance for Credit Losses

The following is a summary of changes in the allowance for credit losses for the periods presented including the ratio of the allowance for credit losses to total loans and leases as of the end of each period (dollars in thousands):

				Ratio of Net (charge-offs)
	Provision for	Net (charge-offs)	Average	Recoveries to
	Credit Losses	Recoveries	Loans	Average Loans
Three Months Ended March 31, 2026
Commercial real estate:
Non-owner occupied	$320	$-	$1,239,907	-%
Owner occupied	(762)	2	1,013,955	-
Consumer real estate	145	-	835,615	-
Construction and land development	4,434	-	469,387	-
Commercial and industrial	(363)	(55)	804,595	(0.01)
Leases	(650)	(59)	53,284	(0.11)
Consumer and other	89	(57)	17,438	(0.33)
Total	$3,213	$(169)	$4,434,181	-%

Three Months Ended March 31, 2025
Commercial real estate:
Non-owner occupied	$354	$-	$1,103,142	-%
Owner occupied	72	2	874,105	-
Consumer real estate	333	-	774,596	-
Construction and land development	(214)	200	352,835	0.06
Commercial and industrial	112	(36)	758,654	-
Leases	113	(190)	63,389	(0.30)
Consumer and other	73	(67)	14,574	(0.46)
Total	$843	$(91)	$3,941,295	-%

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio increased from $662.0 million at December 31, 2025, to $673.1 million at March 31, 2026, primarily as a result of available-for-sale securities purchases Our securities to asset ratio increased from 11.3% at December 31, 2025, to 11.4% at March 31, 2026.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at March 31, 2026 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$31,555	1.28%	$—	-%	$—	-%	$31,555	1.28%
U.S. Government agencies	—	-	—	-	19,262	4.73	—	-	19,262	4.73
State and political subdivisions	1,095	3.18	3,777	3.42	4,569	3.46	28,002	5.15	37,443	4.71
Other debt securities	—	-	7,435	7.29	15,755	5.81	—	-	23,190	6.28
Mortgage-backed securities	2,028	1.25	38,113	4.44	66,306	4.23	350,334	4.14	456,781	4.17
Total securities	$3,123	1.93	$80,880	3.42	$105,892	4.52	$378,336	4.22	$568,231	4.15

Held-to-maturity:
U.S. Treasury	$—	-%	$—	-%	$—	-%	$—	-%	$—	-%
U.S. Government agencies	—	-	21,080	1.90	25,468	1.82	—	-	46,548	1.86
State and political subdivisions	—	-	2,980	2.55	13,303	1.73	33,964	2.30	50,247	2.16
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	4,626	2.14	—	-	19,547	2.13	24,173	2.13
Total securities	$—	-	$28,686	2.01	$38,771	1.79	$53,511	2.24	$120,968	2.04
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts and Certificates of Deposits. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2026, and December 31, 2025, the Company had $0 and $51.9 million in brokered deposits, respectively.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three month periods ending March 31, 2026, and 2025, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$931,863	18.4%	—%	$884,078	18.9%	—%
Interest-bearing demand	955,450	18.9%	1.67%	846,823	18.1%	1.79%
Money market and savings	2,337,523	46.1%	2.64%	2,064,134	44.1%	2.96%
Time deposits	841,515	16.6%	3.55%	880,933	18.8%	3.93%
Total average deposits	$5,066,351	100.0%	2.12%	$4,675,968	100.0%	2.37%

The Company believes its deposit product offerings are properly structured to attract and retain core deposit relationships. The average cost of interest-bearing deposits for the three months ended March 31, 2026, and 2025, was 2.60% and 2.92%, respectively. The cost decrease was primarily attributable to the rate decreases by the Federal Reserve.

Total deposits as of March 31, 2026, were $5.20 billion, which was an increase of $43.4 million from December 31, 2025. This overall increase was driven primarily by increases in money market deposits of $182.3 million, other time deposits of $16.1 million, interest-bearing demand deposits of $8.6, offset by a decline in noninterest demand deposits of $111.6 million and brokered deposits of $51.9 million.  As of March 31, 2026, the Company had outstanding time deposits under $250,000 with balances of $366.3 million and time deposits over $250,000 with balances of $468.3 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

March 31,
2026
Three months or less	$86,224
Three to six months	194,306
Six to twelve months	160,391
More than twelve months	27,415
Total	$468,336

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be down-streamed as Tier 1 capital to the Bank. Borrowings totaled $3.2 million at March 31, 2026, and consisted entirely of securities sold under repurchase agreements.  Long-term debt totaled $98.7 million at March 31, 2026, and December 31, 2025, respectively, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see “Part I - Item 1. Consolidated Financial Statements – Note 6 – Borrowings, Line of Credit and Subordinated Debt” of this report.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At March 31, 2026 and December 31, 2025, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time, we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements – Note 12 – Regulatory Matters” of this report.

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At March 31, 2026, we had $1.04 billion of pre-approved but unused lines of credit and $23.7 million of standby letters of credit. These commitments generally have fixed expiration dates, and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements – Note 8 – Commitments and Contingent Liabilities” of this report.

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

Estimated % Change in Net Interest Income Over 12 Months
March 31, 2026:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	0.72%
200 basis points increase	0.70%
100 basis points decrease	(0.83)%
200 basis points decrease	(1.25)%

Estimated % Change in Net Interest Income Over 12 Months
March 31, 2026:
12-month ramp, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	0.37%
200 basis points increase	0.54%
100 basis points decrease	(0.36)%
200 basis points decrease	(0.55)%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
March 31, 2026:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.92)%
200 basis points increase	(2.39)%
100 basis points decrease	1.52%
200 basis points decrease	1.33%

At March 31, 2026, our model results indicated that we were within our policy limits.

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

The Company has $3.1 million in securities that mature throughout the next 12 months. The Company also has unused borrowing capacity in the amount of $1.06 billion available with the Federal Reserve, Federal Home Loan Bank, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2026 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I – Item 1A – Risk Factors” in our Form 10-K for the year ended December 31, 2025. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Please be aware that these risks may change over time and other risks may prove to be important in the future.

There are no material changes during the period covered by this report to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities

On January 30, 2026, the Company announced that its board of directors had authorized a stock repurchase program, effective March 1, 2026, and will expire on February 28, 2027, pursant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of March 31, 2026, we have purchased $0 of the authorized $10.0 million.

The following table summarizes the Company’s repurchase activity during the three months ended March 31, 2026.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of		Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
January 1, 2026 to January 31, 2026	—	$—	—	$10,000
February 1, 2026 to February 28, 2026	—	—	—	10,000
March 1, 2026 to March 31, 2026	—	—	—	10,000
Total	—	$—	—	$10,000

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

SmartFinancial, Inc.

Date:	May 11, 2026	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	May 11, 2026	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)