Form 10-Q
period 2026-06-30
SMARTFINANCIAL INC.
filed 2026-08-10
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Yes  ☐    No  ☒

As of August 03, 2026, there were 17,098,473 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	June 30,	December 31,
	2026	2025*
ASSETS:
Cash and due from banks	$82,869	$56,469
Interest-bearing deposits with banks	290,803	395,120
Federal funds sold	5,715	12,828
Total cash and cash equivalents	379,387	464,417
Securities available-for-sale, at fair value	560,065	539,882
Securities held-to-maturity (fair value of $106.5 million at June 30, 2026, and $109.4 million at December 31, 2025)	119,848	122,121
Other investments	17,529	16,441
Loans held for sale	9,628	10,865
Loans and leases	4,682,935	4,363,582
Less: Allowance for credit losses	(45,252)	(40,906)
Loans and leases, net	4,637,683	4,322,676
Premises and equipment, net	93,314	88,387
Other real estate owned	—	—
Goodwill and other intangibles, net	94,417	95,328
Bank owned life insurance	121,353	119,525
Other assets	82,082	81,168
Total assets	$6,115,306	$5,860,810

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$921,876	$1,062,918
Interest-bearing demand	1,022,074	945,716
Money market and savings	2,454,805	2,273,612
Time deposits	986,795	870,543
Total deposits	5,385,550	5,152,789
Borrowings	603	3,009
Subordinated debt	98,805	98,662
Other liabilities	53,424	53,858
Total liabilities	5,538,382	5,308,318
Commitments and contingent liabilities - see Note 8	—	—
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 17,098,473 and 17,029,317 shares issued and outstanding, respectively	17,098	17,029
Additional paid-in capital	296,841	295,950
Retained earnings	275,813	248,719
Accumulated other comprehensive loss	(12,941)	(9,319)
Total shareholders' equity attributable to SmartFinancial, Inc. and Subsidiary	576,811	552,379
Non-controlling interest - preferred stock of subsidiary	113	113
Total shareholders' equity	576,924	552,492
Total liabilities and shareholders' equity	$6,115,306	$5,860,810

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loans and leases, including fees	$69,546	$61,049	$135,185	$118,811
Securities:
Taxable	5,722	4,848	11,213	9,623
Tax-exempt	565	395	1,121	749
Federal funds sold and other earning assets	2,209	3,161	4,793	6,647
Total interest income	78,042	69,453	152,312	135,830
Interest expense:
Deposits	27,723	28,301	54,252	55,636
Borrowings	371	70	371	140
Subordinated debt	1,884	739	3,748	1,472
Total interest expense	29,978	29,110	58,371	57,248
Net interest income	48,064	40,343	93,941	78,582
Provision for credit losses	1,463	2,411	5,602	3,391
Net interest income after provision for credit losses	46,601	37,932	88,339	75,191
Noninterest income:
Service charges on deposit accounts	1,881	1,766	3,734	3,502
Gain (loss) on sale of securities, net	54	(4)	55	(4)
Mortgage banking	916	633	1,676	1,126
Investment services	1,724	1,440	3,520	3,209
Insurance commissions	—	1,554	—	2,967
Interchange and debit card transaction fees, net	1,676	1,342	3,094	2,562
Other	1,635	2,167	3,748	4,133
Total noninterest income	7,886	8,898	15,827	17,495
Noninterest expense:
Salaries and employee benefits	21,015	19,602	41,429	38,836
Occupancy and equipment	3,351	3,432	6,696	6,829
FDIC insurance	920	992	1,670	1,952
Other real estate and loan related expense	806	757	1,597	1,415
Advertising and marketing	408	390	795	772
Data processing and technology	2,683	2,651	5,119	5,309
Professional services	1,366	1,153	2,559	2,521
Amortization of intangibles	454	566	911	1,135
Other	2,952	3,026	6,095	6,097
Total noninterest expense	33,955	32,569	66,871	64,866
Income before income tax expense	20,532	14,261	37,295	27,820
Income tax expense	4,210	2,556	7,293	4,861
Net income	$16,322	$11,705	$30,002	$22,959
Earnings per common share:
Basic	$0.97	$0.70	$1.78	$1.37
Diluted	$0.96	$0.69	$1.77	$1.36
Weighted average common shares outstanding:
Basic	16,824,053	16,778,988	16,822,777	16,773,293
Diluted	16,961,750	16,878,736	16,958,496	16,875,608

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$16,322	$11,705	$30,002	$22,959
Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on securities available-for-sale	(787)	2,888	(5,307)	7,851
Tax effect	203	(746)	1,371	(2,028)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	26	30	54	60
Tax effect	(7)	(7)	(14)	(15)
Reclassification adjustment for realized (gains) losses, net included in net income	(54)	4	(55)	4
Tax effect	14	(1)	14	(1)
Unrealized (losses) gains on securities available-for-sale, net of tax	(605)	2,168	(3,937)	5,871
Fair value hedging activities:
Unrealized gains (losses) on fair value mortgage-backed security hedges	236	(12)	544	(167)
Tax effect	(61)	3	(141)	43
Reclassification adjustment for realized gains included in net income	—	(2)	—	(3)
Tax effect	—	1	—	1
Unrealized gains (losses) on fair value hedged instruments arising during the period, net of tax	175	(10)	403	(126)
Cash flow hedging activities:
Unrealized (losses) gains on cash flow hedges	(196)	203	(97)	640
Tax effect	51	(53)	25	(165)
Reclassification adjustment for realized losses (gains) included in net income	—	88	(22)	239
Tax effect	—	(23)	6	(62)
Unrealized (losses) gains on cash flow hedge instruments arising during the period, net of tax	(145)	215	(88)	652

Total other comprehensive (loss) income	(575)	2,373	(3,622)	6,397
Comprehensive income	$15,747	$14,078	$26,380	$29,356

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – (Unaudited)

For the Three and Six Months Ended June 30, 2026 and 2025

(Dollars in thousands, except for share data)

					Accumulated	Non-controlling
					Other	Interest - Preferred
	Common Stock		Additional	Retained	Comprehensive	Stock of
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Subsidiary	Total
Balance, December 31, 2024	16,925,672	$16,926	$294,269	$203,824	$(23,671)	$113	$491,461
Net income	—	—	—	22,959	—	—	22,959
Other comprehensive income	—	—	—	—	6,397	—	6,397
Common stock issued pursuant to:
Stock options exercised	4,203	4	59	—	—	—	63
Restricted stock, net of forfeitures	96,121	96	(96)	—	—	—	—
Restricted stock, withheld for taxes	(8,449)	(8)	(257)	—	—	—	(265)
Stock compensation expense	—	—	1,234	—	—	—	1,234
Common stock dividend ($0.16 per share)	—	—	—	(2,722)	—	—	(2,722)
Balance, June 30, 2025	17,017,547	$17,018	$295,209	$224,061	$(17,274)	$113	$519,127

Balance, December 31, 2025	17,029,317	$17,029	$295,950	$248,719	$(9,319)	$113	$552,492
Net income	—	—	—	30,002	—	—	30,002
Other comprehensive loss	—	—	—	—	(3,622)	—	(3,622)
Common stock issued pursuant to:
Restricted stock, net of forfeitures	77,587	77	(77)	—	—	—	—
Restricted stock, withheld for taxes	(8,431)	(8)	(303)	—	—	—	(311)
Stock compensation expense	—	—	1,271	—	—	—	1,271
Common stock dividend ($0.17 per share)	—	—	—	(2,908)	—	—	(2,908)
Balance, June 30, 2026	17,098,473	$17,098	$296,841	$275,813	$(12,941)	$113	$576,924

Balance, March 31, 2025	17,017,547	$17,018	$294,736	$213,721	$(19,647)	$113	$505,941
Net income	—	—	—	11,705	—	—	11,705
Other comprehensive income	—	—	—	—	2,373	—	2,373
Common stock issued pursuant to:
Stock compensation expense	—	—	473	—	—	—	473
Common stock dividend ($0.08 per share)	—	—	—	(1,365)	—	—	(1,365)
Balance, June 30, 2025	17,017,547	$17,018	$295,209	$224,061	$(17,274)	$113	$519,127

Balance, March 31, 2026	17,098,473	$17,098	$296,284	$261,032	$(12,366)	$113	$562,161
Net income	—	—	—	16,322	—	—	16,322
Other comprehensive loss	—	—	—	—	(575)	—	(575)
Stock compensation expense	—	—	557	—	—	—	557
Common stock dividends ($0.09 per share)	—	—	—	(1,541)	—	—	(1,541)
Balance, June 30, 2026	17,098,473	$17,098	$296,841	$275,813	$(12,941)	$113	$576,924

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$30,002	$22,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,605	4,317
Amortization of intangible assets	911	1,135
Provision for credit losses	5,602	3,391
Stock compensation expense	1,271	1,234
Net (gain) loss on sale of securities, net	(55)	4
Deferred income tax expense	(119)	66
Increase in cash surrender value of bank owned life insurance	(1,828)	(1,780)
Net losses from sale and write-downs of other real estate owned and other repossessed assets	399	249
Net gains from mortgage banking	(1,630)	(1,070)
Origination of loans held for sale	(24,271)	(16,582)
Proceeds from sales of loans held for sale	27,139	18,164
Net (gain) loss from sale/disposal of fixed assets	(38)	14
Net change in:
Accrued interest receivable	175	(587)
Accrued interest payable	(568)	923
Other assets	(853)	(3,050)
Other liabilities	1,282	(1,078)
Net cash provided by operating activities	40,024	28,309
Cash flows from investing activities:
Available-for-sale:
Proceeds from sales	13,312	—
Proceeds from maturities, calls and paydowns	33,387	26,175
Purchases	(71,086)	(38,842)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	1,232	1,118
Proceeds from sales of other investments	4,206	1,041
Purchases of other investments	(5,906)	(1,666)
Net increase in loans and leases	(320,873)	(219,692)
Proceeds from sale of fixed assets	42	67
Purchases of premises and equipment	(7,401)	(1,707)
Proceeds from sale of other real estate owned and other repossessed assets	893	1,157
Net cash used in investing activities	(352,194)	(232,349)
Cash flows from financing activities:
Net increase in deposits	232,765	185,659
Net decrease in securities sold under agreements to repurchase	(2,406)	(1,169)
Proceeds from borrowings	101,500	1,000
Repayment of borrowings	(101,500)	(1,000)
Cash dividends paid	(2,908)	(2,722)
Issuance of common stock	—	63
Restricted stock withheld for taxes	(311)	(265)
Net cash provided by financing activities	227,140	181,566
Net change in cash and cash equivalents	(85,030)	(22,474)
Cash and cash equivalents, beginning of period	464,417	387,570
Cash and cash equivalents, end of period	$379,387	$365,096
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$56,939	$56,325
Net cash paid during the period for income taxes	5,680	5,118
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	—	614
Acquisition of other repossessed assets	798	1,732
Financed sales of other repossessed assets	183	679

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

Reclassifications:

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on shareholders’ equity or net income.

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

Loans that do not share risk characteristics are evaluated on an individual basis. The Company maintains a net book balance threshold of $500,000 for individually evaluated loans unless further analysis in the future suggests a change is needed to

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

this threshold based on the credit environment at that time.  For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.  If the loan is not collateral dependent, the measurement of loss is based on the difference between the expected and contractual future cash flows of the loan.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.  Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.  As of June 30, 2026, and December 31, 2025, the accrued interest receivables for loans recorded in other assets were $15.2 million and $15.5 million, respectively.

ACL – Off Balance Sheet Credit Exposures – The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure.  These primarily include undrawn portions of revolving lines of credit and standby letters of credit.  The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense.  Management has determined that all the Company’s off-balance-sheet credit exposures, net of floorplan lines, are not unconditionally cancellable.  As of June 30, 2026, and December 31, 2025, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $4.1 million and $3.6 million, respectively.  The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Consolidated Statement of Income.

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

In November 2025, FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815)” The amendments in this update are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In April 2026, FASB issued ASU No. 2026-01, Equity (Topic 505) – “Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock” ASU 2026-01 introduces a single, standardized approach for the initial measurement of paid-in-kind (“PIK”) dividends on equity-classified preferred stock. This update addresses long-standing diversity in practice and improves comparability across entities. The new guidance mandates measurement based on the stated PIK dividend rate in the preferred stock agreement for in-scope arrangements. This approach aligns accounting with the underlying economics, reflects prevailing market practice, and enhances operability. Certain arrangements, including those involving fixed monetary amounts settled in variable shares, remain outside the scope. The amendments are effective for reporting periods beginning after December 15, 2026, through early adoption is permitted. Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In May 2026, FASB issued ASU No. 2026-02 “Environmental Credits and Environmental Credit Obligations (Topic 818)” ASU 2026-02 improves the financial accounting for and disclosure of activities related to environmental credits and environmental credit obligations. This update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This standard is effective for the Company for annual reporting periods (and interim periods within those annual periods) beginning after Dec. 15, 2027, with early adoption permitted. Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

Note 2. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the three and six months ended June 30, 2026, and 2025, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic earnings per share computation:
Net income available to common shareholders	$16,322	$11,705	$30,002	$22,959
Average common shares outstanding – basic	16,824,053	16,778,988	16,822,777	16,773,293
Basic earnings per share	$0.97	$0.70	$1.78	$1.37
Diluted earnings per share computation:
Net income available to common shareholders	$16,322	$11,705	$30,002	$22,959
Average common shares outstanding – basic	16,824,053	16,778,988	16,822,777	16,773,293
Incremental shares from assumed conversions:
Stock options and restricted stock	137,697	99,748	135,719	102,315
Average common shares outstanding - diluted	16,961,750	16,878,736	16,958,496	16,875,608
Diluted earnings per common share	$0.96	$0.69	$1.77	$1.36

Note 3. Securities

Available-for-sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

related income tax effects, in accumulated other comprehensive loss. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the estimated life of the security. Prepayments are anticipated for mortgage-backed and Small Business Administration (“SBA”) securities. Premiums on callable securities are amortized to their earliest call date.

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

The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM are summarized as follows (in thousands):

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$31,420	$—	$(2,192)	$29,228
U.S. Government-sponsored enterprises (GSEs)	18,552	76	(135)	18,493
Municipal securities	38,876	471	(191)	39,156
Other debt securities	20,755	233	(712)	20,276
Mortgage-backed securities (GSEs)	467,452	1,249	(15,789)	452,912
Total	$577,055	$2,029	$(19,019)	$560,065

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$46,235	$—	$(5,519)	$40,716
Municipal securities	49,990	—	(4,930)	45,060
Mortgage-backed securities (GSEs)	23,623	—	(2,853)	20,770
Total	$119,848	$—	$(13,302)	$106,546

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$31,688	$—	$(2,059)	$29,629
U.S. Government-sponsored enterprises (GSEs)	19,012	127	(75)	19,064
Municipal securities	35,376	542	(253)	35,665
Other debt securities	21,673	219	(892)	21,000
Mortgage-backed securities (GSEs)	443,759	2,990	(12,225)	434,524
Total	$551,508	$3,878	$(15,504)	$539,882

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$46,864	$—	$(5,017)	$41,847
Municipal securities	50,516	—	(4,945)	45,571
Mortgage-backed securities (GSEs)	24,741	—	(2,743)	21,998
Total	$122,121	$—	$(12,705)	$109,416

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At June 30, 2026, and December 31, 2025, securities with a carrying value totaling approximately $341.4 million and $315.1 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the three and six months ended June 30, 2026, the Company recorded gross realized gains of $54 thousand and $62 thousand and gross realized losses of $0 and $7 thousand. For the three and six months ended June 30, 2025, there were no gross realized gains and $4 thousand in gross realized losses related to the sale of investment securities.

The amortized cost and estimated fair value of securities at June 30, 2026, by contractual maturity for non-mortgage-backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$530	$527
Due from one year to five years	43,774	41,398
Due from five years to ten years	35,289	34,858
Due after ten years	30,010	30,370
	109,603	107,153
Mortgage-backed securities	467,452	452,912
Total	$577,055	$560,065

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	23,859	21,900
Due from five years to ten years	44,074	38,478
Due after ten years	28,292	25,398
	96,225	85,776
Mortgage-backed securities	23,623	20,770
Total	$119,848	$106,546

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities AFS and HTM have been in a continuous unrealized loss position (in thousands):

	June 30, 2026
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$29,228	$(2,192)	4	$29,228	$(2,192)	4
U.S. Government-sponsored enterprises (GSEs)	6,399	(72)	3	4,480	(63)	3	10,879	(135)	6
Municipal securities	8,236	(71)	8	7,229	(120)	6	15,465	(191)	14
Other debt securities	—	—	—	11,788	(712)	9	11,788	(712)	9
Mortgage-backed securities (GSEs)	228,598	(3,914)	106	110,015	(11,875)	55	338,613	(15,789)	161
Total	$243,233	$(4,057)	117	$162,740	$(14,962)	77	$405,973	$(19,019)	194

	June 30, 2026
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$40,716	$(5,519)	13	$40,716	$(5,519)	13
Municipal securities	3,436	(275)	4	41,624	(4,655)	33	45,060	(4,930)	37
Mortgage-backed securities (GSEs)	—	—	—	20,770	(2,853)	5	20,770	(2,853)	5
Total	$3,436	$(275)	4	$103,110	$(13,027)	51	$106,546	$(13,302)	55

	December 31, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$29,629	$(2,059)	4	$29,629	$(2,059)	4
U.S. Government-sponsored enterprises (GSEs)	4,986	(1)	2	5,366	(74)	3	10,352	(75)	5
Municipal securities	6,184	(113)	4	9,110	(140)	12	15,294	(253)	16
Other debt securities	—	—	—	12,608	(892)	11	12,608	(892)	11
Mortgage-backed securities (GSEs)	111,336	(713)	42	133,449	(11,512)	66	244,785	(12,225)	108
Total	$122,506	$(827)	48	$190,162	$(14,677)	96	$312,668	$(15,504)	144

	December 31, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$41,847	$(5,017)	13	$41,847	$(5,017)	13
Municipal securities	3,493	(259)	4	42,078	(4,686)	33	45,571	(4,945)	37
Mortgage-backed securities (GSEs)	—	—	—	21,998	(2,743)	5	21,998	(2,743)	5
Total	$3,493	$(259)	4	$105,923	$(12,446)	51	$109,416	$(12,705)	55

For any securities classified as AFS that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those AFS securities that have an unrealized loss at June 30, 2026, and it is not likely that they will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

value of AFS securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with available-for-sale securities at June 30, 2026, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at June 30, 2026.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s HTM portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The HTM municipal securities are primarily general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of June 30, 2026, continue to perform as scheduled and we do not believe an allowance for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity.  At June 30, 2026, all rated debt securities classified as held-to-maturity were rated AA- or higher by at least one rating agency. Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses (“ACL”)

There were no past due or nonaccrual AFS or HTM securities at June 30, 2026, or December 31, 2025.  Accrued interest receivable is excluded from the estimate of credit losses and based on the analysis of the underlying risk characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision for credit losses related to AFS or HTM securities recorded during the three and six months ended June 30, 2026, and 2025, respectively, because the ACL was deemed immaterial.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.  As of June 30, 2026, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	June 30,	December 31,
	2026	2025
Federal Reserve Bank stock	$11,009	$10,981
Federal Home Loan Bank stock	6,170	5,110
First National Bankers Bank stock	350	350
Total	$17,529	$16,441

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	June 30,	December 31,
	2026	2025
Commercial real estate:
Non-owner occupied	$1,288,115	$1,196,758
Owner occupied	1,080,959	1,022,871
Consumer real estate	881,640	834,626
Construction and land development	516,164	419,176
Commercial and industrial	842,849	817,595
Leases	52,411	55,422
Consumer and other	20,797	17,134
Total loans and leases	4,682,935	4,363,582
Less: Allowance for credit losses	(45,252)	(40,906)
Loans and leases, net	$4,637,683	$4,322,676

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

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Three Months Ended June 30, 2026
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$8,364	$8,116	$8,912	$8,732	$8,193	$1,464	$169	$43,950
Charged-off loans and leases	—	—	—	—	(321)	(228)	(109)	(658)
Recoveries of charge-offs	—	10	—	58	19	—	18	105
Provision charged to expense (1)	22	164	382	462	316	387	122	1,855
Ending balance	$8,386	$8,290	$9,294	$9,252	$8,207	$1,623	$200	$45,252

	Three Months Ended June 30, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,326	$8,415	$8,688	$4,154	$8,628	$842	$122	$38,175
Charged-off loans and leases	—	—	—	—	(60)	(159)	(50)	(269)
Recoveries of charge-offs	—	1	—	—	99	3	20	123
Provision charged to expense (3)	(72)	446	199	296	663	182	33	1,747
Ending balance	$7,254	$8,862	$8,887	$4,450	$9,330	$868	$125	$39,776

	Six Months Ended June 30, 2026
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$8,044	$8,876	$8,767	$4,298	$8,611	$2,173	$137	$40,906
Charged-off loans and leases	—	—	—	—	(412)	(287)	(187)	(886)
Recoveries of charge-offs	—	12	—	58	55	—	40	165
Provision charged to expense (1) (2)	342	(598)	527	4,896	(47)	(263)	210	5,067
Ending balance	$8,386	$8,290	$9,294	$9,252	$8,207	$1,623	$200	$45,252

	Six Months Ended June 30, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,972	$8,341	$8,355	$4,168	$8,552	$919	$116	$37,423
Charged-off loans and leases	—	—	—	—	(119)	(349)	(133)	(601)
Recoveries of charge-offs	—	3	—	200	122	3	35	363
Provision charged to expense (3)	282	518	532	82	775	295	107	2,591
Ending balance	$7,254	$8,862	$8,887	$4,450	$9,330	$868	$125	$39,776

(1)	In the provision charged to expense, there was a release for unfunded commitment liability of $392 thousand and a provision of $534 thousand that is not included in the table above for the three and six months ended June 30, 2026.
(2)	The increase in the provision charged to expense for construction and land development loans was primarily driven by updates to the allowance methodology during the first quarter of 2026, specifically around the quantitative reserve, which resulted in higher modeled loss expectations for this portfolio segment.
(3)	In the provision charged to expense, there was a provision for unfunded commitment liability of $664 thousand and $800 thousand that is not included in the table above for the three and six months ended June 30, 2025.

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit loss in the loan and lease portfolio. Our provision for credit losses on loan and lease for the three and six months ended June 30, 2026, was $1.9 million and $5.1 million, respectively, and $1.7 million and $2.6 million, during the three and six

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

months ended June 30, 2025, respectively.  As of June 30, 2026, and December 31, 2025, our allowance for credit losses was $45.3 million and $40.9 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.97% at June 30, 2026, and 0.94% at December 31, 2025.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total
Commercial real estate - non-owner occupied
Pass	$189,159	$249,638	$199,316	$132,287	$239,277	$240,120	$-	$-	$1,249,797
Watch	-	1,139	-	10,168	9,971	15,979	-	-	37,257
Special mention	-	-	-	-	-	-	-	-	-
Substandard	199	144	392	-	-	326	-	-	1,061
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	189,358	250,921	199,708	142,455	249,248	256,425	-	-	1,288,115
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate - owner occupied
Pass	126,729	209,550	150,239	94,635	264,053	222,662	-	-	1,067,868
Watch	-	404	-	6,691	1,111	-	-	-	8,206
Special mention	-	-	-	-	-	-	-	-	-
Substandard	98	1,049	-	-	-	3,738	-	-	4,885
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	126,827	211,003	150,239	101,326	265,164	226,400	-	-	1,080,959
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	123,585	138,189	118,817	85,429	139,422	118,064	154,750	-	878,256
Watch	-	-	76	99	-	230	-	-	405
Special mention	-	-	-	-	-	45	-	-	45
Substandard	-	-	160	9	56	1,483	1,226	-	2,934
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	123,585	138,189	119,053	85,537	139,478	119,822	155,976	-	881,640
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land development
Pass	82,158	285,020	115,586	13,027	8,982	10,998	-	-	515,771
Watch	197	-	-	-	46	150	-	-	393
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	82,355	285,020	115,586	13,027	9,028	11,148	-	-	516,164
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	172,297	238,408	80,199	51,811	65,986	52,509	174,564	-	835,774
Watch	1,509	173	854	556	2,415	2	17	-	5,526
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	34	5	27	-	1,275	208	-	1,549
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	173,806	238,615	81,058	52,394	68,401	53,786	174,789	-	842,849
YTD gross charge-offs	-	(173)	(112)	(73)	(54)	-	-	-	(412)

Leases
Pass(1)	9,766	16,310	12,095	7,018	6,539	683	-	-	52,411
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	9,766	16,310	12,095	7,018	6,539	683	-	-	52,411
YTD gross charge-offs	-	-	(66)	(166)	(55)	-	-	-	(287)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2026
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total
Consumer and other
Pass	4,537	2,345	1,014	481	119	525	11,746	-	20,767
Watch	-	-	10	-	-	-	5	-	15
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	7	6	-	-	2	-	-	15
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	4,537	2,352	1,030	481	119	527	11,751	-	20,797
YTD gross charge-offs	(19)	(59)	(31)	(16)	(9)	(53)	-	-	(187)

Total loans
Pass(1)	708,231	1,139,460	677,266	384,688	724,378	645,561	341,060	-	4,620,644
Watch	1,706	1,716	940	17,514	13,543	16,361	22	-	51,802
Special mention	-	-	-	-	-	45	-	-	45
Substandard	297	1,234	563	36	56	6,824	1,434	-	10,444
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$710,234	$1,142,410	$678,769	$402,238	$737,977	$668,791	$342,516	$-	$4,682,935
Total YTD gross charge-offs	$(19)	$(232)	$(209)	$(255)	$(118)	$(53)	$-	$-	$(886)

(1) Leases are not formally risk rated and classified as “Pass.” Balances include $3.7 million of leases on nonaccrual as of June 30, 2026.

	December 31, 2025 (1)
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Commercial real estate - non-owner occupied
Pass	$261,327	$225,917	$123,532	$261,984	$165,444	$125,087	$-	$-	$1,163,291
Watch	1,193	-	12,093	3,079	15,991	-	-	-	32,356
Special mention	-	-	-	-	-	-	-	-	-
Substandard	156	413	-	-	326	216	-	-	1,111
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	262,676	226,330	135,625	265,063	181,761	125,303	-	-	1,196,758
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate - owner occupied
Pass	200,595	167,377	117,599	274,531	137,210	112,934	-	-	1,010,246
Watch	3,487	99	2,974	1,131	-	-	-	-	7,691
Special mention	-	-	-	-	-	-	-	-	-
Substandard	1,106	-	-	-	3,233	595	-	-	4,934
Doubtful	-	-		-	-	-	-	-	-
Total commercial real estate - owner occupied	205,188	167,476	120,573	275,662	140,443	113,529	-	-	1,022,871
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	169,100	137,993	93,682	150,978	70,885	70,932	136,628	-	830,198
Watch	-	-	100	-	102	143	1,069	-	1,414
Special mention	-	-	-	-	-	46	-	-	46
Substandard	-	165	11	59	-	2,513	220	-	2,968
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	169,100	138,158	93,793	151,037	70,987	73,634	137,917	-	834,626
YTD gross charge-offs	-	-	-	-	-	-	(6)	-	(6)

Construction and land development
Pass	233,235	136,717	24,196	11,806	5,801	7,066	-	-	418,821
Watch	202	-	-	-	153	-	-	-	355
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	233,437	136,717	24,196	11,806	5,954	7,066	-	-	419,176
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2025 (1)
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Commercial and industrial
Pass	280,998	118,061	87,565	86,876	32,818	32,182	176,469	-	814,969
Watch	10	728	-	87	5	-	235	-	1,065
Special mention	-	-	-	-	-	-	-	-	-
Substandard	60	13	30	-	1,301	-	-	-	1,404
Doubtful	157	-	-	-	-	-	-	-	157
Total commercial and industrial	281,225	118,802	87,595	86,963	34,124	32,182	176,704	-	817,595
YTD gross charge-offs	(18)	(8)	(678)	(1,018)	(200)	(175)	(48)	-	(2,145)

Leases
Pass(2)	19,573	15,268	9,837	9,136	1,112	496	-	-	55,422
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	19,573	15,268	9,837	9,136	1,112	496	-	-	55,422
YTD gross charge-offs	-	(431)	(563)	(215)	(25)	(16)	-	-	(1,250)

Consumer and other
Pass	5,077	1,623	720	183	221	338	8,960	-	17,122
Watch	-	3	-	-	-	-	-	-	3
Special mention	-	-	-	-	-	-	-	-	-
Substandard	9	-	-	-	-	-	-	-	9
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	5,086	1,626	720	183	221	338	8,960	-	17,134
YTD gross charge-offs	(48)	(106)	(41)	(34)	(22)	(87)	-	-	(338)

Total loans
Pass(2)	1,169,906	802,956	457,131	795,494	413,491	349,035	322,057	-	4,310,070
Watch	4,891	830	15,167	4,297	16,251	143	1,304	-	42,883
Special mention	-	-	-	-	-	46	-	-	46
Substandard	1,488	591	41	59	4,860	3,324	220	-	10,583
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$1,176,285	$804,377	$472,339	$799,850	$434,602	$352,548	$323,581	$-	$4,363,582
Total YTD gross charge-offs	$(66)	$(545)	$(1,282)	$(1,267)	$(247)	$(278)	$(54)	$-	$(3,739)

(1) Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis.

(2) Leases are not formally risk rated and classified as “Pass”. Balances include $2.9 million of leases on nonaccrual as of December 31, 2025.

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	June 30, 2026
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$505	$392	$144	$1,041	$1,287,074	$1,288,115
Owner occupied	613	329	271	1,213	1,079,746	1,080,959
Consumer real estate	508	662	1,252	2,422	879,218	881,640
Construction and land development	—	55	—	55	516,109	516,164
Commercial and industrial	1,049	249	1,258	2,556	840,293	842,849
Leases	2,537	216	3,133	5,886	46,525	52,411
Consumer and other	501	26	—	527	20,270	20,797
Total	$5,713	$1,929	$6,058	$13,700	$4,669,235	$4,682,935

	December 31, 2025
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$—	$—	$189	$189	$1,196,569	1,196,758
Owner occupied	1,150	211	270	1,631	1,021,240	1,022,871
Consumer real estate	1,786	1,725	918	4,429	830,197	834,626
Construction and land development	68	—	—	68	419,108	419,176
Commercial and industrial	1,178	674	1,204	3,056	814,539	817,595
Leases	1,889	73	2,156	4,118	51,304	55,422
Consumer and other	117	3	—	120	17,014	17,134
Total	$6,188	$2,686	$4,737	$13,611	$4,349,971	$4,363,582

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at June 30, 2026, and December 31, 2025.  Also presented is the balance of loans on nonaccrual status at June 30, 2026, and December 31, 2025, for which there was no related allowance for credit losses recorded (in thousands):

	June 30, 2026			December 31, 2025
	Total	Nonaccrual	Loans Past Due	Total	Nonaccrual	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	With No Allowance	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	for Credit Losses	Still Accruing
Commercial real estate:
Non-owner occupied	$900	$—	$—	$672	$—	$—
Owner occupied	1,826	780	—	1,934	1,167	—
Consumer real estate	2,416	1,017	—	2,300	806	—
Construction and land development	46	—	—	—	—	—
Commercial and industrial	2,590	—	—	1,828	—	—
Leases	3,682	—	—	2,858	—	—
Consumer and other	14	—	—	9	—	—
Total	$11,474	$1,797	$—	$9,601	$1,973	$—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	June 30, 2026
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$708	$—	$708
Owner occupied	3,845	—	3,845
Consumer real estate	1,017	—	1,017
Construction and land development	—	—	—
Commercial and industrial	—	1,783	1,783
Leases	—	529	529
Consumer and other	—	—	—
Total	$5,570	$2,312	$7,882

	December 31, 2025
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$413	$—	$413
Owner occupied	4,129	—	4,129
Consumer real estate	1,075	—	1,075
Construction and land development	—	—	—
Commercial and industrial	—	3,115	3,115
Leases	—	2,409	2,409
Consumer and other	—	—	—
Total	$5,617	$5,524	$11,141

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2026, and 2025, respectively. (dollars in thousands):

			Payment Delay
	Payment	Term	and Term
Three Months Ended June 30, 2026	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$98	$—	$98
Owner occupied	199	—	—	199
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$199	$98	$—	$297

Six Months Ended June 30, 2026
Commercial real estate:
Non-owner occupied	$—	$98	$—	$98
Owner occupied	199	—	—	199
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$199	$98	$—	$297

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Payment Delay
	Payment	Term	and Term
Three Months Ended June 30, 2025	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	58	—	58
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$58	$—	$58

Six Months Ended June 30, 2025
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	58	—	58
Construction and land development	—	—	—	—
Commercial and industrial	—	20	—	20
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$78	$—	$78

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026, and 2025, respectively. (dollars in thousands):

Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Three Months Ended June 30, 2026	(in months)	Delay
Commercial real estate:
Non-owner occupied	—	$33
Owner occupied	9	—
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—

Six Months Ended June 30, 2026
Commercial real estate:
Non-owner occupied	—	$33
Owner occupied	9	—
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Three Months Ended June 30, 2025	(in months)	Delay
Commercial real estate:
Non-owner occupied	—	$—
Owner occupied	—	—
Consumer real estate	114	—
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—

Six Months Ended June 30, 2025
Commercial real estate:
Non-owner occupied	—	$—
Owner occupied	—	—
Consumer real estate	114	—
Construction and land development	—	—
Commercial and industrial	36	—
Leases	—	—
Consumer and other	—	—

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that defaulted during the three and six months ended June 30, 2026, and were modified in the twelve months prior to that default. (dollars in thousands):

Payment Delay
	Payment	Term	and Term
Three Months Ended June 30, 2026	Delay	Extension	Extension	Total
Commercial real estate	$—	$—	$—	$—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	52	—	52
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$52	$—	$52

Six Months Ended June 30, 2026
Commercial real estate	$—	$—	$—	$—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	52	—	52
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$52	$—	$52

No loan modifications made to borrowers experiencing financial difficulty in the past twelve months defaulted during the three and six months ended June 30, 2025.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified in the last twelve months, (in thousands):

	June 30, 2026
			90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$199	$199
Owner occupied	—	98	—	—	98
Consumer real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	52	52
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$98	$—	$251	$349

Foreclosure Proceedings and Balances:

As of June 30, 2026, there were no residential real estate properties included in other real estate owned and there was one residential real estate loan totaling $1.0 million in the process of foreclosure.

Note 5. Goodwill and Intangible Assets

In accordance with FASB ASC No. 2017-04, “Goodwill and Other (Topic 350),” regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year, or more frequently if conditions warrant it.  There were no conditions present to test goodwill at June 30, 2026.

The Company’s other intangible assets consist of core deposit intangibles and customer relationship intangibles. They are initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits and the leasing company’s client list is amortized over 8 years.

The carrying amount of goodwill at June 30, 2026, and December 31, 2025, was $90.4 million.

Other intangible assets as of the dates indicated are summarized below (in thousands):

	Core Deposit	Customer Relationships
Amortized other intangible assets:	Intangibles	Intangibles	Total
June 30, 2026:
Beginning balance January 1, 2026, gross[1]	$17,470	$2,658	$20,128
Less: accumulated amortization[1]	(13,842)	(2,240)	(16,082)
Balance, June 30, 2026, other intangible assets, net	$3,628	$418	$4,046

December 31, 2025:
Beginning balance January 1, 2025, gross	$17,470	$5,670	$23,140
Write-off of intangibles from sale of SBKI	-	(1,471)	(1,471)
Less: accumulated amortization	(13,054)	(3,658)	(16,712)
Balance, December 31, 2025, other intangible assets, net	$4,416	$541	$4,957

1Removed $3,012 from the beginning gross balance and $1,471 from accumulated amortization for the sale of SBKI in the third quarter of 2025, in the Customer Relationship Intangibles.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The aggregate amortization expense for other intangible assets for the three and six months ended June 30, 2026, was $454 thousand and $911 thousand, respectively, and for the three and six months ended June 30, 2025, was $566 thousand and $1.1 million, respectively.

As of June 30, 2026, the estimated aggregate amortization expense for future periods for other intangibles is as follows (in thousands):

Remainder of 2026	$896
2027	1,664
2028	936
2029	505
2030	37
Thereafter	8
Total	$4,046

Note 6. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At June 30, 2026, total borrowings were $603 thousand compared to $3.0 million at December 31, 2025.  Borrowings consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Securities sold under customer repurchase agreements	$603	$3,009
Other borrowings	—	—
Total	$603	$3,009

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $5.7 million and $6.0 million at June 30, 2026, and December 31, 2025, respectively. The average balance of repurchase agreements during the six-month period ended June 30, 2026, and 2025 was $2.9 million and $4.0 million, respectively.  The maximum month-end outstanding balance for the six-month period ended June 30, 2026, and 2025 was $3.8 million and $4.5 million, respectively.

Other Borrowings:

The Company has a revolving line of credit for an aggregate amount of $35 million.  The maturity of the line of credit is May 1, 2027. At June 30, 2026, and December 31, 2025, $0 was outstanding under the line of credit.

Subordinated Debt:

On August 20, 2025, the Company issued $100 million of 7.25% fixed-to-floating rate subordinated notes (the "2025 Notes"), which were outstanding as of June 30, 2026, and December 31, 2025.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The debt issuance costs for the 2025 Notes totaled $1.4 million and will be amortized through September 1, 2030. Unamortized debt issuance cost was $1.2 million at June 30, 2026.  Amortization expense totaled $72 thousand and $143 thousand for the three and six months ended June 30, 2026.

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which were not outstanding as of December 31, 2025.  The Notes were retired on October 2, 2025.

The Notes unamortized debt issuance costs totaled $274 thousand at June 30, 2025, and was written-off as of September 30, 2025. Amortization expense totaled $21 thousand and $42 thousand for the three and six months ended June 30, 2025.

Note 7. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and six month periods ending June 30, 2026, was $525 thousand and $1.1 million, respectively.  The Company’s contribution to the Plan for the three and six months ended June 30, 2025, was $467 thousand and $1.0 million, respectively.

Equity Incentive Plans:

The Human Resources and Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At June 30, 2026, the Company had one active equity incentive plan available for future grants, the Omnibus Incentive Plan, which has 1,601,746 Rights available for future grants or awards.

Stock Options:

At June 30, 2026, there were no outstanding stock options, all were exercised during 2025.

The Company did not recognize any stock option-based compensation expense during the three or six months ended June 30, 2025, as all stock options issued as of June 30, 2025, were fully vested, and no future compensation cost was recognized related to nonvested stock-based compensation arrangements granted under the Plan.

No stock options were exercised during the three months ended June 30, 2025.  Stock options of 4,203 shares were exercised during the six month period ended June 30, 2025.  The income tax benefit recognized for the exercise of options during the six months ended June 30, 2025, was $3 thousand.

The intrinsic value of options exercised during the six months ended June 30, 2025, was $77 thousand.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the six-month period ended June 30, 2026, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Outstanding at December 31, 2025	238,609	$28.51
Granted	77,587	38.59
Vested	(43,776)	25.11
Forfeited/expired	—	—
Outstanding at June 30, 2026	272,420	$31.93

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period.  The compensation expense for restricted stock awards during the three and six months ended June 30, 2026, was $557 thousand and $1.3 million, respectively, and was $473 thousand and $1.2 million, during the three and six months ended June 30, 2025, respectively.  As of June 30, 2026, there was $5.4 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.  The cost is expected to be recognized over a weighted average period of 2.50 years.  The grant-date fair value of restricted stock awards vested was $1.1 million for the six months ended June 30, 2026.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments is as follows (in thousands):

	June 30,	December 31,
	2026	2025
Commitments to extend credit	$1,041,592	$1,093,462
Standby letters of credit	23,319	15,467

At June 30, 2026, and December 31, 2025, the allowance for credit losses for these off-balance sheet commitments was $4.1 million and $3.6 million, respectively. The provision charged to expense related to the allowance for off-balance sheet commitments during the three and six months ended June 30, 2026, was a release of $392 thousand and a provision of $534 thousand, respectively, and was a provision of $664 thousand and $800 thousand, during the three and six months ended June 30, 2025, respectively.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At June 30, 2026 and December 31, 2025, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026:
Assets:
Securities available-for-sale:
U.S. Treasury	$29,228	$—	$29,228	$—
U.S. Government-sponsored enterprises (GSEs)	18,493	—	18,493	—
Municipal securities	39,156	—	39,156	—
Other debt securities	20,276	—	20,276	—
Mortgage-backed securities (GSEs)	452,912	—	452,912	—
Total securities available-for-sale	560,065	—	560,065	—

Derivative financial instruments and interest rate swap agreements	10,334	—	10,334	—
Total assets at fair value	$570,399	$—	$570,399	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$10,397	$—	$10,397	$—

December 31, 2025:
Assets:
Securities available-for-sale:
U.S. Treasury	$29,629	$—	$29,629	$—
U.S. Government-sponsored enterprises (GSEs)	19,064	—	19,064	—
Municipal securities	35,665	—	35,665	—
Other debt securities	21,000	—	21,000	—
Mortgage-backed securities (GSEs)	434,524	—	434,524	—
Total securities available-for-sale	539,882	—	539,882	—

Derivative financial instruments and interest rate swap agreements	13,191	—	13,191	—
Total assets at fair value	$553,073	$—	$553,073	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,524	$—	$13,524	$—

During the six months ending June 30, 2026, and twelve months ended December 31, 2025, there were no transfers between Level 1 and Level 2 or into or out of Level 3 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026:
Collateral-dependent loans	$4,371	$—	$—	$4,371

December 31, 2025:
Collateral-dependent loans	$6,285	$—	$—	$6,285

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
June 30, 2026:
Collateral-dependent loans	$4,371	Appraisal	Appraisal discounts	45%

December 31, 2025:
Collateral-dependent loans	$6,285	Appraisal	Appraisal discounts	56%

Collateral-dependent loans: A collateral-dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on all collateral-dependent loans was $3.5 million as of June 30, 2026, and $4.9 million at December 31, 2025.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
June 30, 2026:
Assets:
Cash and cash equivalents	$379,387	$379,387	$—	$—	$379,387
Securities available-for-sale	560,065	—	560,065	—	560,065
Securities held-to-maturity	119,848	—	106,546	—	106,546
Other investments	17,529	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	4,647,311	—	—	4,613,563	4,613,563
Derivative financial instruments and interest rate swap agreements	10,334	—	10,334	—	10,334

Liabilities:
Noninterest-bearing demand deposits	921,876	—	921,876	—	921,876
Interest-bearing demand deposits	1,022,074	—	1,022,074	—	1,022,074
Money market and savings deposits	2,454,805	—	2,454,805	—	2,454,805
Time deposits	986,795	—	986,442	—	986,442
Borrowings	603	—	603	—	603
Subordinated debt	98,805	—	—	100,731	100,731
Derivative financial instruments and interest rate swap agreements	10,397	—	10,397	—	10,397

December 31, 2025:
Assets:
Cash and cash equivalents	$464,417	$464,417	$—	$—	$464,417
Securities available-for-sale	539,882	—	539,882	—	539,882
Securities held-to-maturity	122,121	—	109,416		109,416
Other investments	16,441	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	4,333,541	—	—	4,281,699	4,281,699
Derivative financial instruments and interest rate swap agreements	13,191	—	13,191	—	13,191

Liabilities:
Noninterest-bearing demand deposits	1,062,918	—	1,062,918	—	1,062,918
Interest-bearing demand deposits	945,716	—	945,716	—	945,716
Money market and savings deposits	2,273,612	—	2,273,612	—	2,273,612
Time deposits	870,543	—	872,143	—	872,143
Borrowings	3,009	—	3,009	—	3,009
Subordinated debt	98,662	—	—	100,660	100,660
Derivative financial instruments and interest rate swap agreements	13,524	—	13,524	—	13,524

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

Note 10.Derivative Financial Instruments

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
June 30, 2026:
Interest rate swap agreements - securities	Other liabilities	1.36	4.20%	SOFR	$47,050	$210

December 31, 2025:
Interest rate swap agreements - securities	Other liabilities	1.20	3.98%	SOFR	$76,507	$(334)

The effects of the Company’s fair value hedge relationships reported in interest income on taxable securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income on taxable securities	$5,749	$4,846	$11,283	$9,620
Effects of fair value hedge relationships	(27)	2	(70)	3
Reported interest income on taxable securities	$5,722	$4,848	$11,213	$9,623

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gain (loss) on fair value hedging relationship	2026	2025	2026	2025
Interest rate swap agreements - securities:
Hedged items	$236	$(14)	$210	$(394)
Derivative designated as hedging instruments	(236)	14	(210)	394
Carrying amount of hedged assets - mortgage-backed securities	124,883	48,617	124,883	48,617

Derivatives Designated as Cash Flow Hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk.  At inception, a statistical regression analysis is prepared to determine hedge effectiveness.  At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately.  The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss).  Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At June 30, 2026, the Company estimates that there will not be any reclassifications into interest income or interest expense over the next 12 months.

At June 30, 2026, and December 31, 2025, cash flow hedges are as follows (in thousands):

	June 30, 2026			December 31, 2025
	Balance Sheet	Notional	Estimated	Balance Sheet	Notional	Estimated
	Location	Amount	Fair Value	Location	Amount	Fair Value
Cash flow hedges:
Assets	Other assets	$100,000	$(118)	Other assets	$100,000	$9

The following table presents the effect of fair value and cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized on OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Three Months Ended June 30, 2026
Interest rate swaps - Assets	$(196)	Interest income	$—

Three Months Ended June 30, 2025
Interest rate swaps - Assets	$213	Interest income	$(14)
Interest rate swaps - Liabilities	79	Interest expense	(74)

Six Months Ended June 30, 2026
Interest rate swaps - Assets	$(119)	Interest income	$22

Six Months Ended June 30, 2025
Interest rate swaps - Assets	$600	Interest income	$(2)
Interest rate swaps - Liabilities	280	Interest expense	(237)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total interest income	$78,042	$69,467	$152,290	$135,832
Effects of cash flow hedge relationships	—	(14)	22	(2)
Reported total interest income	$78,042	$69,453	$152,312	$135,830

Total interest expense	$29,978	$29,036	$58,371	$57,011
Effects of cash flow hedge relationships	—	74	—	237
Reported total interest expense	$29,978	$29,110	$58,371	$57,248

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

At June 30, 2026, and December 31, 2025, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	June 30, 2026		December 31, 2025
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$608,122	$10,334	$569,060	$13,190
Liabilities	608,122	(10,334)	569,060	(13,190)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest rate swap agreements	$103	$542	$571	$998

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At June 30, 2026, and December 31, 2025, collateral totaling $150 thousand was pledged to the derivative counterparties to comply with collateral requirements.

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

The lease agreements have maturity dates ranging from August 2026 to May 2044, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term and weighted average discount rate for these leases was 9.53 years and 3.66% at June 30, 2026, and 9.75 years 3.60% at December 31, 2025.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

	Balance Sheet	June 30,	December 31,
	Location	2026	2025
Assets:
Operating lease right-of-use assets	Other assets	$10,352	$11,152
Liabilities:
Operating lease liabilities	Other liabilities	$11,002	$11,756

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

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease costs:
Operating lease costs	$497	$467	$994	$948
Variable lease costs	29	20	59	36
Sublease income	(49)	(41)	(98)	(65)
Net lease cost	$477	$446	$955	$919
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$474	$452	$949	$837

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2026, were as follows (in thousands):

Amounts
Remainder of 2026	$853
2027	1,545
2028	1,499
2029	1,448
2030	1,358
Thereafter	6,683
Total future minimum lease payments	13,386
Amounts representing interest	(2,384)
Present value of net future minimum lease payments	$11,002

Note 12. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Rules”) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the Basel III Rules, a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1 (“CET1”), and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At June 30, 2026, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the “well capitalized” regulatory classification.

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

During the six months ended June 30, 2026, the Bank paid $5.0 million in dividends to the Company, and the Company paid a quarterly common stock dividend of $0.08 per share in the first quarter and $0.09 in the second quarter of 2026.  The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Regulatory Capital Levels:

Actual and required capital levels at June 30, 2026, and December 31, 2025, are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$640,236	12.64%	$405,158	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	494,752	9.77%	303,869	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	494,752	9.77%	227,901	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	494,752	8.47%	233,756	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$622,143	12.30%	$404,529	8.00%	$505,661	10.00%
Tier 1 Capital (to Risk Weighted Assets)	575,464	11.38%	303,396	6.00%	404,529	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	575,464	11.38%	227,547	4.50%	328,679	6.50%
Tier 1 Capital (to Average Assets)[2]	575,464	9.86%	233,451	4.00%	291,814	5.00%

December 31, 2025
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$606,158	12.71%	$381,470	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	468,641	9.83%	286,103	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	468,641	9.83%	214,577	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	468,641	8.30%	225,852	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$586,675	12.32%	$380,891	8.00%	$476,114	10.00%
Tier 1 Capital (to Risk Weighted Assets)	547,820	11.51%	285,668	6.00%	380,891	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	547,820	11.51%	214,251	4.50%	309,474	6.50%
Tier 1 Capital (to Average Assets)	547,820	9.71%	225,566	4.00%	281,957	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive income (loss), presented net of tax, were as follows (in thousands):

	Three Months Ended June 30, 2026
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, March 31, 2026	$(11,978)	$(427)	$(20)	$59	$(12,366)

Other comprehensive income (loss)	(584)	—	175	(145)	(554)
Amounts reclassified from other comprehensive income	(40)	19	—	—	(21)
Net other comprehensive income (loss) during period	(624)	19	175	(145)	(575)

Ending balance, June 30, 2026	$(12,602)	$(408)	$155	$(86)	$(12,941)

	Three Months Ended June 30, 2025
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, March 31, 2025	$(18,669)	$(512)	$(282)	$(184)	$(19,647)

Other comprehensive income (loss)	2,142	—	(9)	150	2,283
Amounts reclassified from other comprehensive income	3	23	(1)	65	90
Net other comprehensive income (loss) during period	2,145	23	(10)	215	2,373

Ending balance, June 30, 2025	$(16,524)	$(489)	$(292)	$31	$(17,274)

	Six Months Ended June 30, 2026
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2025	$(8,625)	$(448)	$(248)	$2	$(9,319)

Other comprehensive income (loss)	(3,936)	—	403	(72)	(3,605)
Amounts reclassified from other comprehensive income	(41)	40	—	(16)	(17)
Net other comprehensive income (loss) during period	(3,977)	40	403	(88)	(3,622)

Ending balance, June 30, 2026	$(12,602)	$(408)	$155	$(86)	$(12,941)

	Six Months Ended June 30, 2025
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2024	$(22,350)	$(534)	$(166)	$(621)	$(23,671)

Other comprehensive income	5,823	—	(124)	475	6,174
Amounts reclassified from other comprehensive income	3	45	(2)	177	223
Net other comprehensive income during period	5,826	45	(126)	652	6,397

Ending balance, June 30, 2025	$(16,524)	$(489)	$(292)	$31	$(17,274)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Segment Information

The Company, through the Bank, provides a broad range of financial services to individuals and companies through its offices in East and Middle Tennessee, Alabama and Florida. These services include, but are not limited to, primary deposit products, such as interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans. The Company’s operations are managed, and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment. This single segment is the General Banking Unit.

The Company’s chief operating decision maker (“CODM”) is the Executive Management Committee. The CODM includes the senior executive management team including the Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Operating Officer, Chief People Officer, Chief Risk Officer, and Chief Banking Officer.

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

The table below provides information about the General Banking Unit. The most significant expenses to the General Banking Unit are deposit and other borrowing interest expense, as presented in the Consolidated Statements of Income, as well as employee compensation (in thousands):

	Banking Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$78,042	$69,453	$152,312	$135,830
Interest expense	29,978	29,110	58,371	57,248
Net interest income	48,064	40,343	93,941	78,582
Provision for credit losses	1,463	2,411	5,602	3,391
Net interest income after provision for credit losses	46,601	37,932	88,339	75,191
Noninterest income:
Service charges on deposit accounts	1,881	1,766	3,734	3,502
Gain (loss) on sale of securities, net	54	(4)	55	(4)
Mortgage banking	916	633	1,676	1,126
Investment services	1,724	1,440	3,520	3,209
Insurance commissions	—	1,554	—	2,967
Interchange and debit card transaction fees, net	1,676	1,342	3,094	2,562
Other	1,635	2,167	3,748	4,133
Total noninterest income	7,886	8,898	15,827	17,495
Noninterest expense:
Salaries and employee benefits	21,015	19,602	41,429	38,836
Occupancy and equipment	3,351	3,432	6,696	6,829
FDIC insurance	920	992	1,670	1,952
Other real estate and loan related expense	806	757	1,597	1,415
Advertising and marketing	408	390	795	772
Data processing and technology	2,683	2,651	5,119	5,309
Professional services	1,366	1,153	2,559	2,521
Amortization of intangibles	454	566	911	1,135
Other	2,952	3,026	6,095	6,097
Total noninterest expense	33,955	32,569	66,871	64,866
Income before income tax expense	20,532	14,261	37,295	27,820
Income tax expense	4,210	2,556	7,293	4,861
Net income	$16,322	$11,705	$30,002	$22,959

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this Quarterly Report on Form 10-Q (this “report”) and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	general economic and business conditions in our local markets (particularly Tennessee), including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	adverse developments in the banking industry highlighted by high-profile bank failures such as those in 2023, and the impact of such developments on customer confidence, liquidity and regulatory responses to such developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;

●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business;
●	the impact of recent or proposed changes in fiscal, monetary and economic policy, laws, and regulations, or the interpretation or application thereof, and the uncertainty of future implementation and enforcement of these policies and regulations, including persistent inflationary pressures, potential interest rate fluctuations, and potential changes to government policies related to immigration, trade, and government spending;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets, successfully acquire and integrate desirable financial institutions and realize expected revenues and revenue synergies;
●	our ability to identify and address cybersecurity risks, such as cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;
●	results of examinations by our primary regulators, the TDFI, the Federal Reserve, and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, other legislative, tax and regulatory changes that impact the money supply and inflation, the imposition of tariffs and retaliatory responses, and the possibility that the U.S. could default on its debt obligations;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;
●	our ability to maintain expenses in line with current projections;
●	unanticipated credit deterioration in our loan portfolio or higher than expected loan and lease losses within one or more segments of our loan portfolio;
●	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, natural disasters, acts of war or terrorism and other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	a deterioration in the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to our corporate responsibility strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
●	risk and cost related to the development and use of artificial intelligence in our industry and generally; and

●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

These and other factors that could cause results to differ materially from those described in the forward-looking statements can be found in SmartFinancial’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, in each case filed with or furnished to the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website (www.sec.gov). Readers should not place undue reliance on forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events, or otherwise.

Critical Accounting Estimates

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industries in which we operate.  The most significant accounting policies we follow are presented in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of the Consolidated Financial Statements.  These factors include among other things, whether the policy requires management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  The accounting policies which we believe to be most critical in preparing our Consolidated Financial Statements are presented in the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the quarter ending March 31, 2026, the Bank enhanced its ACL loss model for loans and leases. See Note 1. Recently Modified Accounting Policies and Allowance for Credit Losses in the Notes to our Consolidated Financial Statements in this Form 10-Q for further information related to these changes.  There have been no other significant changes in the Company’s application of critical accounting policies since December 31, 2025.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the second quarter and first six months of 2026:

●	Net income totaled $16.3 million, or $0.96 per diluted common share, during the second quarter of 2026 compared to $11.7 million, or $0.69 per diluted common share, for the same period in 2025.
●	Net income totaled $30.0 million, or $1.77 per diluted common share, during the first six months of 2026 compared to $23.0 million, or $1.36 per diluted common share, for the same period in 2025.
●	Annualized return on average assets for the three months ended June 30, 2026, and 2025 was 1.10% and 0.88%, respectively.
●	Annualized return on average assets for the six months ended June 30, 2026, and 2025 was 1.03% and 0.87%, respectively.
●	Organic loans and leases increased year-to-date for 2026, with loans and leases increasing $319.4 million from December 31, 2025.
●	Deposit growth of $232.8 million from December 31, 2025.

Selected Financial Information

The following is a summary of certain financial information for the three and six month periods ended June 30, 2026 and 2025, and as of June 30, 2026, and December 31, 2025 (dollars in thousands, except per share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
Income Statement:
Interest income	$78,042	$69,453	$8,589	$152,312	$135,830	$16,482
Interest expense	29,978	29,110	868	58,371	57,248	1,123
Net interest income	48,064	40,343	7,721	93,941	78,582	15,359
Provision for credit losses	1,463	2,411	(948)	5,602	3,391	2,211
Net interest income after provision for credit losses	46,601	37,932	8,669	88,339	75,191	13,148
Noninterest income	7,886	8,898	(1,012)	15,827	17,495	(1,668)
Noninterest expense	33,955	32,569	1,386	66,871	64,866	2,005
Income before income taxes	20,532	14,261	6,271	37,295	27,820	9,475
Income tax expense	4,210	2,556	1,654	7,293	4,861	2,432
Net income	$16,322	$11,705	$4,617	$30,002	$22,959	$7,043

Per Share Data:
Basic income per common share	$0.97	$0.70	$0.27	$1.78	$1.37	$0.41
Diluted income per common share	$0.96	$0.69	$0.27	$1.77	$1.36	$0.41

Performance Ratios:
Return on average assets	1.10%	0.88%	0.23%	1.03%	0.87%	0.16%
Return on average shareholders' equity	11.46%	9.19%	2.27%	10.69%	9.18%	1.51%

	June 30,	December 31,
	2026	2025	Change
Balance Sheet:
Loans and leases, net	$4,637,683	$4,322,676	$315,007
Deposits	5,385,550	5,152,789	232,761

Analysis of Results of Operations

Second quarter of 2026 compared to 2025

Net income was $16.3 million, or $0.96 per diluted common share, for the second quarter of 2026, compared to $11.7 million, or $0.69 per diluted common share, for the second quarter of 2025.  For the three months ended June 30, 2026, when compared to the comparable period in 2025, the increase in net income of $4.6 million was due to an increase in net interest income after provision for loan and lease losses of $8.7 million, offset by a decrease in noninterest income of $1.0 million, an increase in noninterest expense of $1.4 million and an increase in income tax expense of $1.7 million.  The tax equivalent net interest margin was 3.52% for the second quarter of 2026, compared to 3.29% for the second quarter of 2025. Noninterest income to average assets was 0.53% for the second quarter of 2026, decreasing from 0.67% for the second quarter of 2025. Noninterest expense to average assets decreased to 2.29% in the second quarter of 2026, from 2.44% in the second quarter of 2025.

First six months of 2026 compared to 2025

Net income totaled $30.0 million, or $1.77 per diluted common share, for the six months ended June 30, 2026, compared to $23.0 million, or $1.36 per diluted common share, for the six months ended June 30, 2025.  The increase in net income of $7.0 million for this period was primarily from the increases in net interest income after provision for loan and lease losses of $13.1 million, offset by a decrease in noninterest income of $1.7 million and an increase in noninterest expense of $2.0 million and an increase in income tax expense of $2.4 million.  The tax equivalent net interest margin was 3.50% for the first six months of 2026, compared to 3.25% for the first six months of 2025. Noninterest income to average assets was 0.54% for the first six months of 2026, compared to 0.66% for the first six months of 2025.  Noninterest expense to average assets decreased to 2.30% in the first six months of 2026, from 2.46% in the first six months of 2025.

Net Interest Income and Yield Analysis

Second quarter of 2026 compared to 2025

Net interest income, taxable equivalent, increased to $48.4 million for the second quarter of 2026, up from $40.7 million for the second quarter of 2025. Net interest income increased due to higher loan and lease balances, higher yields on these assets, and lower cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.96 billion for the second quarter of 2025, to $5.52 billion for the second quarter of 2026, primarily from the increase in our average loan and lease balances and average securities balances, which was offset by decreases in cash balances. Over this period, average loan and lease balances increased by $560.0 million and average interest-bearing deposits increased by $395.7 million.  Average securities increased by $46.0 million, average federal funds sold and other interest earning assets decreased by $43.4 million, average subordinated debt increased by $59.0 million, average borrowings increased by $33.5 million and noninterest-bearing deposits increased by $25.5 million. The tax equivalent net interest margin increased to 3.52% for the second quarter of 2026, compared to 3.29% for the second quarter of 2025. The yield on earning assets increased from 5.65% for the second quarter of 2025, to 5.70% for the second quarter of 2026, primarily due to the deployment of excess cash and cash equivalents into loans and leases. The cost of average interest-bearing deposits decreased from 2.95% for the second quarter of 2025, to 2.62% for the second quarter of 2026, primarily due to the decrease in rates by the Federal Reserve.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2026			2025
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$4,610,444	$69,740	6.07%	$4,050,485	$61,294	6.07%
Taxable securities	595,018	5,722	3.86%	562,660	4,848	3.46%
Tax-exempt securities[2]	79,820	715	3.59%	66,223	500	3.03%
Federal funds sold and other earning assets	232,257	2,209	3.81%	275,647	3,161	4.60%
Total interest-earning assets	5,517,539	78,386	5.70%	4,955,015	69,803	5.65%
Noninterest-earning assets	421,371			405,804
Total assets	$5,938,910			$5,360,819

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$954,455	3,960	1.66%	$835,394	3,785	1.82%
Money market and savings deposits	2,388,259	15,982	2.68%	2,104,236	15,762	3.00%
Time deposits	907,250	7,781	3.44%	914,658	8,754	3.84%
Total interest-bearing deposits	4,249,964	27,723	2.62%	3,854,288	28,301	2.95%
Borrowings	41,272	371	3.61%	7,783	70	3.61%
Subordinated debt	98,761	1,884	7.65%	39,714	739	7.46%
Total interest-bearing liabilities	4,389,997	29,978	2.74%	3,901,785	29,110	2.99%
Noninterest-bearing deposits	923,887			898,428
Other liabilities	53,677			49,539
Total liabilities	5,367,561			4,849,752
Shareholders' equity	571,349			511,067
Total liabilities and shareholders’ equity	$5,938,910			$5,360,819
Net interest income, taxable equivalent		$48,408			$40,693
Interest rate spread			2.96%			2.66%
Tax equivalent net interest margin			3.52%			3.29%

Percentage of average interest-earning assets to average interest-bearing liabilities			125.68%			126.99%
Percentage of average equity to average assets			9.62%			9.53%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $194 thousand and $245 thousand for the three months ended June 30, 2026, and 2025, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $150 thousand and $105 thousand for the three months ended June 30, 2026, and 2025, respectively.

First six months of 2026 compared to 2025

Net interest income, taxable equivalent, increased to $94.7 million for the first six months of 2026, up from $79.3 million for the first six months of 2025. Net interest income was positively impacted, compared to the prior year, primarily by the increase in balances of loans and leases and the increase in yield/rate on interest-earning assets and the decrease in the cost of interest-bearing liabilities.  Average interest-earning assets increased from $4.91 billion for the first six months of 2025 to $5.45 billion for the first six months of 2026, primarily due to the Company’s continued organic loan and lease growth and average securities balances, offset by decreases in our average cash balances. Over this period, average loan and lease balances increased by $526.6 million and average interest-bearing deposits increased by $369.3 million.  Comparing the first six months of 2026 to the first six months of 2025, average securities increased by $46.1 million, average federal funds sold and other interest earning assets decreased by $32.0 million, average subordinated debt increased by $59.0 million, average borrowings increased by $14.5 million and noninterest-bearing deposits increased by $36.6 million.  The tax equivalent net interest margin increased to 3.50% for the first six months of 2026, compared to 3.25% for the first six months of 2025. The yield on earning assets increased from 5.61% for the first six months of 2025, to 5.66% for the first six months of 2026, primarily due to the deployment of excess cash and cash equivalents into loans and leases. The cost of average interest-bearing deposits decreased from 2.93% for the first six months of 2025 to 2.61% for the first six months of 2026, primarily due to the decrease in rates by the Federal Reserve.

	Six Months Ended June 30,
	2026			2025

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$4,522,799	$135,596	6.05%	$3,996,192	$119,302	6.02%
Taxable Securities	589,843	11,213	3.83%	559,306	9,623	3.47%
Tax-exempt securities[2]	80,176	1,418	3.57%	64,663	948	2.96%
Federal funds and other earning assets	259,248	4,794	3.73%	291,219	6,647	4.60%
Total interest-earning assets	5,452,066	153,021	5.66%	4,911,380	136,520	5.61%
Noninterest-earning assets	409,589			405,832
Total assets	$5,861,655			$5,317,212

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$954,950	7,891	1.67%	$841,077	7,528	1.80%
Money market and savings deposits	2,363,031	31,218	2.66%	2,084,296	30,826	2.98%
Time deposits	874,564	15,143	3.49%	897,889	17,282	3.88%
Total interest-bearing deposits	4,192,545	54,252	2.61%	3,823,262	55,636	2.93%
Borrowings	22,515	371	3.32%	8,000	140	3.53%
Subordinated debt	98,727	3,748	7.66%	39,703	1,472	7.48%
Total interest-bearing liabilities	4,313,787	58,371	2.73%	3,870,965	57,248	2.98%
Noninterest-bearing deposits	927,853			891,293
Other liabilities	54,136			50,394
Total liabilities	5,295,776			4,812,652
Shareholders' equity	565,879			504,560
Total liabilities and shareholders’ equity	$5,861,655			$5,317,212
Net interest income, taxable equivalent		$94,650			$79,272
Interest rate spread			2.93%			2.62%
Tax equivalent net interest margin			3.50%			3.25%

Percentage of average interest-earning assets to average interest-bearing liabilities			126.39%			126.88%
Percentage of average equity to average assets			9.65%			9.49%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $412 thousand and $491 thousand for the six months ended June 30, 2026, and 2025, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $298 thousand and $199 thousand for the six months ended June 30, 2026, and 2025, respectively.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
Service charges on deposit accounts	$1,881	$1,766	$115	$3,734	$3,502	$232
Gain (loss) on sale of securities, net	54	(4)	58	55	(4)	59
Mortgage banking	916	633	283	1,676	1,126	550
Investment services	1,724	1,440	284	3,520	3,209	311
Insurance commissions	—	1,554	(1,554)	—	2,967	(2,967)
Interchange and debit card transaction fees, net	1,676	1,342	334	3,094	2,562	532
Other	1,635	2,167	(532)	3,748	4,133	(385)
Total noninterest income	$7,886	$8,898	$(1,012)	$15,827	$17,495	$(1,668)

Second quarter of 2026 compared to 2025

Noninterest income decreased by $1.0 million during the second quarter of 2026 compared to the same period in 2025. This quarterly change in total noninterest income primarily resulted from the following:

●	Decrease in insurance commissions from sale of SBKI in the third quarter of 2025;
●	Decrease in other, primarily related to fewer fees from capital markets activity;
●	Increase in interchange and debit card transaction fees, net, primarily related to higher volume;
●	Increase in mortgage banking, driven by increased volume; and
●	Increase in investment services, driven by increased volume.

First six months of 2026 compared to 2025

Noninterest income decreased by $1.7 million during the first six months of 2026 compared to the same period in 2025. This change in total noninterest income primarily resulted from the following:

●	Decrease in insurance commissions from sale of SBKI in the third quarter of 2025;
●	Decrease in other, primarily related to fewer fees from capital markets activity;
●	Increase in interchange and debit card transaction fees, net, primarily related to higher volume;
●	Increase in mortgage banking, driven by increased volume; and
●	Increase in investment services, driven by increased volume.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
Salaries and employee benefits	$21,015	$19,602	$1,413	$41,429	$38,836	$2,593
Occupancy and equipment	3,351	3,432	(81)	6,696	6,829	(133)
FDIC insurance	920	992	(72)	1,670	1,952	(282)
Other real estate and loan-related expense	806	757	49	1,597	1,415	182
Advertising and marketing	408	390	18	795	772	23
Data processing and technology	2,683	2,651	32	5,119	5,309	(190)
Professional services	1,366	1,153	213	2,559	2,521	38
Amortization of intangibles	454	566	(112)	911	1,135	(224)
Other	2,952	3,026	(74)	6,095	6,097	(2)
Total noninterest expense	$33,955	$32,569	$1,386	$66,871	$64,866	$2,005

Second quarter of 2026 compared to 2025

Noninterest expense increased by $1.4 million in the second quarter of 2026 as compared to the same period in 2025. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to increased salaries and incentives from franchise growth.

First six months of 2026 compared to 2025

Noninterest expense increased by $2.0 million in the first six months of 2026 as compared to the same period in 2025. The change in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to increased salaries and incentives from franchise growth.

Taxes

Second quarter of 2026 compared to 2025

In the second quarter of 2026 income tax expense totaled $4.2 million as compared to $2.6 million in same period of 2025.  The effective tax rate was approximately 20.5% in the second quarter of 2026 compared to 17.9% in the second quarter of 2025.  The increase is primarily due to a higher projected annual effective tax rate resulting from increased forecasted taxable income relative to non-taxable income.

First six months of 2026 compared to 2025

In the first six months of 2026 income tax expense totaled $7.3 million compared to $4.9 million in the first six months of 2025.  The effective tax rate was approximately 19.6% for the first six months of 2026 compared to 17.5% for the six months ended 2025. The increase is primarily due to a higher projected annual effective tax rate resulting from increased forecasted taxable income relative to non-taxable income.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding of approximately $4.64 billion at June 30, 2026, compared to $4.32 billion at December 31, 2025. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

The following table summarizes the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	June 30,	Gross	December 31,	Gross
	2026	Total	2025	Total
Commercial real estate:
Non-owner occupied	$1,288,115	27.6%	$1,196,758	27.5%
Owner occupied	1,080,959	23.1%	1,022,871	23.4%
Consumer real estate	881,640	18.8%	834,626	19.1%
Construction and land development	516,164	11.0%	419,176	9.6%
Commercial and industrial	842,849	18.0%	817,595	18.7%
Leases	52,411	1.1%	55,422	1.3%
Consumer and other	20,797	0.4%	17,134	0.4%
Total loans and leases	4,682,935	100.0%	4,363,582	100.0%
Less: Allowance for credit losses	(45,252)		(40,906)
Loans and leases, net	$4,637,683		$4,322,676

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at June 30, 2026, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate:
Non-owner occupied	$183,425	$790,608	$284,936	$29,146	$1,288,115	$453,912	$650,778
Owner occupied	99,032	572,926	381,659	27,342	1,080,959	476,095	505,832
Consumer real estate-mortgage	68,362	220,821	102,439	490,018	881,640	246,189	567,089
Construction and land development	150,014	224,863	85,218	56,069	516,164	34,076	332,074
Commercial and industrial	344,883	371,502	120,937	5,527	842,849	315,595	182,371
Leases	2,719	48,010	1,682	—	52,411	49,692	—
Consumer and other	13,842	6,746	181	28	20,797	4,512	2,443
Total loans and leases	$862,277	$2,235,476	$977,052	$608,130	$4,682,935	$1,580,071	$2,240,587

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases, as a percentage of total gross loans and leases, net of deferred fees, were 0.25% as of June 30, 2026, and 0.22% December 31, 2025. Total nonperforming assets, as a percentage of total assets, were 0.23% at June 30, 2026, and 0.22% at December 31, 2025.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days, and 90 days or more past due, excluding nonaccrual loans for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
June 30, 2026
Commercial real estate:
Non-owner occupied	$1,288,115	$392	0.03%	$-	-	$392	0.03%
Owner occupied	1,080,959	613	0.06	-	-	613	0.06
Consumer real estate	881,640	775	0.09	-	-	775	0.09
Construction and land development	516,164	55	0.01	-	-	55	0.01
Commercial and industrial	842,849	1,223	0.15	-	-	1,223	0.15
Leases	52,411	2,753	5.25	-	-	2,753	5.25
Consumer and other	20,797	521	2.51	-	-	521	2.51
Total	$4,682,935	$6,332	0.14%	$-	-%	$6,332	0.14%

December 31, 2025
Commercial real estate:
Non-owner occupied	$1,196,758	$-	-%	$-	-%	$-	-%
Owner occupied	1,022,871	803	0.08	-	-	803	0.08
Consumer real estate	834,626	2,673	0.32	-	-	2,673	0.32
Construction and land development	419,176	68	0.02	-	-	68	0.02
Commercial and industrial	817,595	1,287	0.16	-	-	1,287	0.16
Leases	55,422	1,404	2.53	-	-	1,404	2.53
Consumer and other	17,134	120	0.70	-	-	120	0.70
Total	$4,363,582	$6,355	0.15%	$-	-%	$6,355	0.15%

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	June 30, 2026			December 31, 2025
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate:
Non-owner occupied	$1,288,115	$900	0.07%	$1,196,758	$672	0.06%
Owner occupied	1,080,959	1,826	0.17	1,022,871	1,934	0.19
Consumer real estate	881,640	2,416	0.27	834,626	2,300	0.28
Construction and land development	516,164	46	0.01	419,176	-	-
Commercial and industrial	842,849	2,590	0.31	817,595	1,828	0.22
Leases	52,411	3,682	7.03	55,422	2,858	5.16
Consumer and other	20,797	14	0.07	17,134	9	0.05
Total	$4,682,935	$11,474	0.25%	$4,363,582	$9,601	0.22%

Allowance for credit losses to nonaccrual loans		394.39%			426.06%

Allocation of the Allowance for Credit Losses

We maintain the allowance at a level that we deem appropriate to adequately cover change in the loan and lease portfolio. Our provision for credit losses for loans and leases for the six months ended June 30, 2026, was $5.1 million compared to $2.6 million in the same period of 2025, an increase of $2.5 million.  As of June 30, 2026, and December 31, 2025, our allowance for credit losses was $45.3 million and $40.9 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for credit loss as a percentage of total loans and leases was 0.97% at June 30, 2026, and 0.94% at December 31, 2025.  During the quarter ending March 31, 2026, the Bank enhanced its ACL loss model for loans and leases. See Note 1. Recently Modified Accounting Policies and Allowance for Credit Losses in the Notes to our Consolidated Financial Statements in this Form 10-Q for further information related to these changes.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
June 30, 2026
Commercial real estate:
Non-owner occupied	$8,386	27.6%	$1,288,115	0.65%
Owner occupied	8,290	23.1	1,080,959	0.77
Consumer real estate	9,294	18.8	881,640	1.05
Construction and land development	9,252	11.0	516,164	1.79
Commercial and industrial	8,207	18.0	842,849	0.97
Leases	1,623	1.1	52,411	3.10
Consumer and other	200	0.4	20,797	0.96
Total	$45,252	100.0%	$4,682,935	0.97%

December 31, 2025
Commercial real estate:
Non-owner occupied	$8,044	27.5%	$1,196,758	0.67%
Owner occupied	8,876	23.4	1,022,871	0.87
Consumer real estate	8,767	19.1	834,626	1.05
Construction and land development	4,298	9.6	419,176	1.03
Commercial and industrial	8,611	18.7	817,595	1.05
Leases	2,173	1.3	55,422	3.92
Consumer and other	137	0.4	17,134	0.80
Total	$40,906	100.0%	$4,363,582	0.94%

The allowance associated with the individually evaluated loans and leases was approximately $3.5 million at June 30, 2026, and $4.9 million at December 31, 2025.

Analysis of the Allowance for Credit Losses

The following is a summary of changes in the allowance for credit losses for the periods presented including the ratio of the allowance for credit losses to total loans and leases as of the end of each period (dollars in thousands):

								Ratio of Net (charge-offs)
		Provision for		Net (charge-offs)		Average		Recoveries to
		Credit Losses		Recoveries		Loans		Average Loans
Three Months Ended June 30, 2026
Commercial real estate
Non-owner occupied		$22		$-		$1,278,497		-%
Owner occupied		164		10		1,059,332		-
Consumer real estate		382		-		868,404		-
Construction and land development		462		58		498,290		0.01
Commercial and industrial		316		(302)		833,129		(0.04)
Leases		387		(228)		53,467		(0.43)
Consumer and other		122		(91)		19,324		(0.47)
Total		$1,855		$(553)		$4,610,444		(0.01)%

Three Months Ended June 30, 2025
Commercial real estate
Non-owner occupied		$(72)		$-		$1,113,659		-%
Owner occupied		446		1		920,454		-
Consumer real estate		199		-		792,439		-
Construction and land development		296		-		373,569		-
Commercial and industrial		663		39		772,146		0.01
Leases		182		(156)		63,232		(0.25)
Consumer and other		33		(30)		14,986		(0.20)
Total		$1,747		$(146)		$4,050,485		-%

Six Months Ended June 30, 2026
Commercial real estate:
Non-owner occupied		$342		$-		$1,254,193		-%
Owner occupied		(598)		12		1,039,194		-
Consumer real estate		527		-		851,896		-
Construction and land development		4,896		58		488,817		0.01
Commercial and industrial		(47)		(357)		817,292		(0.04)
Leases		(263)		(287)		52,451		(0.55)
Consumer and other		210		(147)		18,957		(0.78)
Total		$5,067		$(721)		$4,522,799		(0.02)%

Six Months Ended June 30, 2025
Commercial real estate:
Non-owner occupied		$282		$-		$1,098,732		-%
Owner occupied		518		3		908,116		-
Consumer real estate		532		-		781,818		-
Construction and land development		82		200		368,561		0.05
Commercial and industrial		775		3		761,796		-
Leases		295		(346)		62,385		(0.55)
Consumer and other		107		(98)		14,785		(0.66)
Total		$2,591		$(238)		$3,996,192		(0.01)%

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio increased from $662.0 million at December 31, 2025, to $679.9 million at June 30, 2026, primarily as a result of available-for-sale securities purchases. Our securities to asset ratio has decreased from 11.3% at December 31, 2025, to 11.1% at June 30, 2026.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at June 30, 2026 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$31,420	1.28%	$—	-%	$—	-%	$31,420	1.28%
U.S. Government agencies	—	-	—	-	18,552	4.73	—	-	18,552	4.73
State and political subdivisions	530	2.00	5,362	3.37	2,974	4.31	30,010	5.22	38,876	4.86
Other debt securities	—	-	6,992	7.09	13,763	6.26	—	-	20,755	6.54
Mortgage-backed securities	2,121	1.39	45,694	4.46	61,160	4.21	358,477	4.13	467,452	4.16
Total securities	$2,651	1.62	$89,468	3.48	$96,449	4.61	$388,487	4.21	$577,055	4.15

Held-to-maturity:
U.S. Treasury	$—	-%	$—	-%	$—	-%	$—	-%	$—	-%
U.S. Government agencies	—	-	20,897	1.90	25,338	1.82	—	-	46,235	1.86
State and political subdivisions	—	-	2,962	2.55	18,736	2.16	28,292	2.13	49,990	2.17
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	4,603	2.14	—	-	19,020	2.12	23,623	2.12
Total securities	$—	-	$28,462	2.01	$44,074	1.96	$47,312	2.13	$119,848	2.04
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts and certificates of deposit. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2026, and December 31, 2025, the Company had $106.2 and $51.9 million in brokered deposits, respectively.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and six month periods ending June 30, 2026, and 2025, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$923,887	17.9%	—%	$898,428	18.9%	—%
Interest-bearing demand	954,455	18.4%	1.66%	835,394	17.6%	1.82%
Money market and savings	2,388,259	46.2%	2.68%	2,104,236	44.3%	3.00%
Time deposits	907,250	17.5%	3.44%	914,658	19.2%	3.84%
Total average deposits	$5,173,851	100.0%	2.15%	$4,752,716	100.0%	2.39%

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$927,853	18.1%	—%	$891,293	18.9%	—%
Interest-bearing demand	954,950	18.6%	1.67%	841,077	17.8%	1.80%
Money market and savings	2,363,031	46.1%	2.66%	2,084,296	44.2%	2.98%
Time deposits	874,564	17.1%	3.49%	897,889	19.0%	3.88%
Total average deposits	$5,120,398	100.0%	2.14%	$4,714,555	100.0%	2.38%

The Company believes its deposit product offerings are properly structured to attract and retain core deposit relationships. The average cost of interest-bearing deposits for the three months ended June 30, 2026, and 2025, was 2.15% and 2.39%, respectively. The cost decrease was primarily attributable to the rate decreases by the Federal Reserve.  The average cost of interest-bearing deposits for the six months ended June 30, 2026, and 2025, was 2.14% and 2.38%, respectively. The cost decrease was primarily attributable to rate decreases by the Federal Reserve.

Total deposits as of June 30, 2026, were $5.39 billion, which was an increase of $232.8 million from December 31, 2025.  This increase was driven primarily by increases in money market deposits of $181.2 million, interest-bearing demand deposits of $76.4 million, certificate time deposits of $62.0 million and brokered deposits of $54.3 million, offset by a decline in noninterest demand deposits of $141.0 million. As of June 30, 2026, the Company had outstanding time deposits under $250,000 with balances of $474.6 million and time deposits over $250,000 with balances of $512.2 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

June 30,
2026
Three months or less	$203,004
Three to six months	144,152
Six to twelve months	145,008
More than twelve months	20,020
Total	$512,184

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be down-streamed as Tier 1 capital to the Bank. Borrowings totaled $603 thousand at June 30, 2026, and consisted entirely of securities sold under repurchase agreements.  Long-term debt totaled $98.8 million at June 30, 2026, and $98.7 million at December 31, 2025, respectively, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see “Part I - Item 1. Consolidated Financial Statements – Note 6 – Borrowings, Line of Credit and Subordinated Debt” of this report.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At June 30, 2026 and December 31, 2025, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time, we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements – Note 12 – Regulatory Matters” of this report.

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At June 30, 2026, we had $1.04 billion of pre-approved but unused lines of credit and $23.3 million of standby letters of credit. These commitments generally have fixed expiration dates, and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements – Note 8 – Commitments and Contingent Liabilities” of this report.

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

Estimated % Change in Net Interest Income Over 12 Months
June 30, 2026:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	0.77%
200 basis points increase	0.81%
100 basis points decrease	(0.85)%
200 basis points decrease	(0.91)%

Estimated % Change in Net Interest Income Over 12 Months
June 30, 2026:
12-month ramp, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	0.43%
200 basis points increase	0.68%
100 basis points decrease	(0.40)%
200 basis points decrease	(0.61)%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
June 30, 2026:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.78)%
200 basis points increase	(2.14)%
100 basis points decrease	0.79%
200 basis points decrease	0.12%

At June 30, 2026, our model results indicated that we were within our policy limits.

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

The Company has $2.7 million in securities that mature throughout the next 12 months. The Company also has unused borrowing capacity in the amount of $1.12 billion available with the Federal Reserve, Federal Home Loan Bank, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2026 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
(c)	Issuer Purchases of Registered Equity Securities

On January 30, 2026, the Company announced that its board of directors had authorized a stock repurchase program, effective March 1, 2026, and will expire on February 28, 2027, pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of June 30, 2026, we have purchased $0 of the authorized $10.0 million.

The following table summarizes the Company’s repurchase activity during the three months ended June 30, 2026.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of		Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
April 1, 2026 to April 30, 2026	—	$—	—	$10,000
May 1, 2026 to May 31, 2026	—	—	—	10,000
June 1, 2026 to June 30, 2026	—	—	—	10,000
Total	—	$—	—	$10,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	Not applicable
(b)	Not applicable
(c)	Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

SmartFinancial, Inc.

Date:	August 10, 2026	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	August 10, 2026	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)