Form 10-Q
period 2026-09-30
SMARTFINANCIAL INC.
filed 2026-11-09
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes  ☐    No  ☒

As of November 3, 2026, there were 17,096,289 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	September 30,	December 31,
	2026	2025*
ASSETS:
Cash and due from banks	$82,492	$56,469
Interest-bearing deposits with banks	278,359	395,120
Federal funds sold	4,025	12,828
Total cash and cash equivalents	364,876	464,417
Securities available-for-sale, at fair value	557,389	539,882
Securities held-to-maturity (fair value of $101.5 million at September 30, 2026, and $109.4 million at December 31, 2025)	118,622	122,121
Other investments	22,463	16,441
Loans held for sale	10,210	10,865
Loans and leases	4,856,692	4,363,582
Less: Allowance for credit losses	(45,649)	(40,906)
Loans and leases, net	4,811,043	4,322,676
Premises and equipment, net	94,205	88,387
Other real estate owned	—	—
Goodwill and other intangibles, net	93,967	95,328
Bank owned life insurance	122,299	119,525
Other assets	125,724	81,168
Total assets	$6,320,798	$5,860,810

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$920,117	$1,062,918
Interest-bearing demand	1,063,266	945,716
Money market and savings	2,595,155	2,273,612
Time deposits	997,672	870,543
Total deposits	5,576,210	5,152,789
Borrowings	345	3,009
Subordinated debt	98,877	98,662
Other liabilities	64,110	53,858
Total liabilities	5,739,542	5,308,318
Commitments and contingent liabilities - see Note 8	—	—
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 17,095,789 and 17,029,317 shares issued and outstanding, respectively	17,096	17,029
Additional paid-in capital	297,367	295,950
Retained earnings	292,896	248,719
Accumulated other comprehensive loss	(26,216)	(9,319)
Total shareholders' equity attributable to SmartFinancial, Inc. and Subsidiary	581,143	552,379
Non-controlling interest - preferred stock of subsidiary	113	113
Total shareholders' equity	581,256	552,492
Total liabilities and shareholders' equity	$6,320,798	$5,860,810

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Loans and leases, including fees	$73,052	$64,282	$208,236	$183,094
Securities:
Taxable	5,882	4,876	17,096	14,499
Tax-exempt	578	441	1,698	1,190
Federal funds sold and other earning assets	2,528	4,919	7,321	11,565
Total interest income	82,040	74,518	234,351	210,348
Interest expense:
Deposits	30,754	30,464	85,006	86,100
Borrowings	—	14	371	155
Subordinated debt	1,884	1,610	5,632	3,082
Total interest expense	32,638	32,088	91,009	89,337
Net interest income	49,402	42,430	143,342	121,011
Provision for credit losses	687	227	6,288	3,618
Net interest income after provision for credit losses	48,715	42,203	137,054	117,393
Noninterest income:
Service charges on deposit accounts	2,001	1,831	5,735	5,333
(Loss) gain on sale of securities, net	—	(3,715)	55	(3,719)
Mortgage banking	1,025	709	2,701	1,835
Investment services	1,747	1,690	5,267	4,899
Insurance commissions	—	1,049	—	4,016
Interchange and debit card transaction fees, net	1,747	1,338	4,841	3,900
Gain on sale of SBK Insurance ("SBKI")	—	3,955	—	3,955
Other	1,611	1,780	5,360	5,914
Total noninterest income	8,131	8,637	23,959	26,133
Noninterest expense:
Salaries and employee benefits	21,616	19,544	63,045	58,380
Occupancy and equipment	3,513	3,468	10,208	10,298
FDIC insurance	906	1,025	2,576	2,977
Other real estate and loan related expense	1,800	969	3,398	2,383
Advertising and marketing	504	454	1,299	1,226
Data processing and technology	2,692	2,594	7,811	7,903
Professional services	1,541	1,123	4,100	3,643
Amortization of intangibles	450	536	1,361	1,671
Restructuring expenses	—	1,310	—	1,310
Other	3,334	2,846	9,430	8,945
Total noninterest expense	36,356	33,869	103,228	98,736
Income before income tax expense	20,490	16,971	57,785	44,790
Income tax expense	1,863	3,285	9,156	8,146
Net income	$18,627	$13,686	$48,629	$36,644
Earnings per common share:
Basic	$1.11	$0.82	$2.89	$2.18
Diluted	$1.10	$0.81	$2.86	$2.17
Weighted average common shares outstanding:
Basic	16,824,705	16,781,236	16,823,426	16,775,970
Diluted	16,994,574	16,908,920	16,984,875	16,886,153

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$18,627	$13,686	$48,629	$36,644
Other comprehensive (loss) income:
Investment securities:
Unrealized holding (losses) gains on securities available-for-sale	(15,139)	4,995	(20,446)	12,846
Tax effect	3,910	(1,290)	5,281	(3,318)
Amortization of unrealized gains on investment securities transferred from available-for-sale to held-to-maturity	26	28	80	88
Tax effect	(7)	(8)	(21)	(23)
Reclassification adjustment for realized (gains) losses, net included in net income	—	3,715	(55)	3,719
Tax effect	—	(960)	14	(961)
Unrealized (losses) gains on securities available-for-sale, net of tax	(11,210)	6,480	(15,147)	12,351
Fair value hedging activities:
Unrealized gains (losses) on fair value mortgage-backed security hedges	276	26	819	(141)
Tax effect	(72)	(7)	(212)	36
Reclassification adjustment for realized gains included in net income	—	(4)	—	(7)
Tax effect	—	1	—	2
Unrealized gains (losses) on fair value hedged instruments arising during the period, net of tax	204	16	607	(110)
Cash flow hedging activities:
Unrealized (losses) gains on cash flow hedges	(3,053)	(4)	(3,150)	636
Tax effect	789	1	814	(164)
Reclassification adjustment for realized losses (gains) included in net income	(6)	—	(28)	239
Tax effect	1	—	7	(62)
Unrealized (losses) gains on cash flow hedge instruments arising during the period, net of tax	(2,269)	(3)	(2,357)	649

Total other comprehensive (loss) income	(13,275)	6,493	(16,897)	12,890
Comprehensive income	$5,352	$20,179	$31,732	$49,534

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY – (Unaudited)

For the Three and Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands, except for share data)

					Accumulated	Non-controlling
					Other	Interest - Preferred
	Common Stock		Additional	Retained	Comprehensive	Stock of
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Subsidiary	Total
Balance, December 31, 2024	16,925,672	$16,926	$294,269	$203,824	$(23,671)	$113	$491,461
Net income	—	—	—	36,644	—	—	36,644
Other comprehensive income	—	—	—	—	12,890	—	12,890
Common stock issued pursuant to:
Stock options exercised	10,148	10	144	—	—	—	154
Restricted stock, net of forfeitures	101,313	101	(101)	—	—	—	—
Restricted stock, withheld for taxes	(9,132)	(9)	(282)	—	—	—	(291)
Stock compensation expense	—	—	1,712	—	—	—	1,712
Common stock dividend ($0.24 per share)	—	—	—	(4,088)	—	—	(4,088)
Balance, September 30, 2025	17,028,001	$17,028	$295,742	$236,380	$(10,781)	$113	$538,482

Balance, December 31, 2025	17,029,317	$17,029	$295,950	$248,719	$(9,319)	$113	$552,492
Net income	—	—	—	48,629	—	—	48,629
Other comprehensive loss	—	—	—	—	(16,897)	—	(16,897)
Common stock issued pursuant to:
Restricted stock, net of forfeitures	74,903	75	(75)	—	—	—	—
Restricted stock, withheld for taxes	(8,431)	(8)	(303)	—	—	—	(311)
Stock compensation expense	—	—	1,795	—	—	—	1,795
Common stock dividend ($0.26 per share)	—	—	—	(4,452)	—	—	(4,452)
Balance, September 30, 2026	17,095,789	$17,096	$297,367	$292,896	$(26,216)	$113	$581,256

Balance, June 30, 2025	17,017,547	$17,018	$295,209	$224,061	$(17,274)	$113	$519,127
Net income	—	—	—	13,686	—	—	13,686
Other comprehensive income	—	—	—	—	6,493	—	6,493
Common stock issued pursuant to:
Stock options exercised	5,945	6	84	—	—	—	90
Restricted stock, net of forfeitures	5,192	5	(5)	—	—	—	—
Restricted stock, withheld for taxes	(683)	(1)	(24)	—	—	—	(25)
Stock compensation expense	—	—	478	—	—	—	478
Common stock dividend ($0.08 per share)	—	—	—	(1,367)	—	—	(1,367)
Balance, September 30, 2025	17,028,001	$17,028	$295,742	$236,380	$(10,781)	$113	$538,482

Balance, June 30, 2026	17,098,473	$17,098	$296,841	$275,813	$(12,941)	$113	$576,924
Net income	—	—	—	18,627	—	—	18,627
Other comprehensive loss	—	—	—	—	(13,275)	—	(13,275)
Common stock issued pursuant to:
Restricted stock, net of forfeitures	(2,684)	(2)	2	—	—	—	—
Stock compensation expense	—	—	524	—	—	—	524
Common stock dividends ($0.09 per share)	—	—	—	(1,544)	—	—	(1,544)
Balance, September 30, 2026	17,095,789	$17,096	$297,367	$292,896	$(26,216)	$113	$581,256

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$48,629	$36,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,877	6,277
Amortization of intangible assets	1,361	1,671
Provision for credit losses	6,288	3,618
Stock compensation expense	1,795	1,712
Net (gain) loss on sale of securities, net	(55)	3,719
Deferred income tax expense	(1,569)	(146)
Increase in cash surrender value of bank owned life insurance	(2,774)	(2,693)
Net losses from sale and write-downs of other real estate owned and other repossessed assets	710	508
Net gains from mortgage banking	(2,632)	(1,753)
Origination of loans held for sale	(39,928)	(31,481)
Proceeds from sales of loans held for sale	43,215	29,375
Gain from sale of SBKI	—	(3,955)
Net (gain) loss from sale/disposal of fixed assets	(38)	14
Net change in:
Accrued interest receivable	(111)	(846)
Accrued interest payable	(2,238)	2,374
Other assets	(41,575)	1,286
Other liabilities	14,111	(1,130)
Net cash provided by operating activities	29,066	45,194
Cash flows from investing activities:
Available-for-sale:
Proceeds from sales	13,312	99,966
Proceeds from maturities, calls and paydowns	46,767	55,084
Purchases	(96,346)	(171,820)
Held-to-maturity:
Proceeds from maturities, calls and paydowns	1,933	1,756
Proceeds from sales of other investments	4,206	1,041
Purchases of other investments	(10,971)	(4,766)
Proceeds from sale of SBKI, net of transaction cost	—	11,107
Net increase in loans and leases	(495,314)	(319,864)
Proceeds from sale of fixed assets	42	123
Purchases of premises and equipment	(9,524)	(2,035)
Proceeds from sale of other real estate owned and other repossessed assets	1,288	1,807
Net cash used in investing activities	(544,607)	(327,601)
Cash flows from financing activities:
Net increase in deposits	423,427	364,442
Net decrease in securities sold under agreements to repurchase	(2,664)	(2,833)
Proceeds from borrowings	101,500	1,000
Repayment of borrowings	(101,500)	(5,000)
Cash dividends paid	(4,452)	(4,088)
Issuance of subordinated debt, net of issuance costs	—	98,580
Issuance of common stock	—	154
Restricted stock withheld for taxes	(311)	(291)
Net cash provided by financing activities	416,000	451,964
Net change in cash and cash equivalents	(99,541)	169,557
Cash and cash equivalents, beginning of period	464,417	387,570
Cash and cash equivalents, end of period	$364,876	$557,127
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$93,247	$86,963
Net cash paid during the period for income taxes	4,948	9,116
Noncash investing and financing activities:
Recognition of operating lease assets in exchange for lease liabilities	1,815	790
Acquisition of other repossessed assets	1,105	2,544
Financed sales of other repossessed assets	283	1,101
Write-off of goodwill and intangibles due to sale of SBKI	—	(5,773)

The accompanying notes are an integral part of the consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the “Company,” “SmartFinancial,” “we,” “our” or “us”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, SmartBank (the “Bank”). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama, Florida and Georgia. The Bank’s primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

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

As of March 31, 2026, the Company began using a Discounted Cash Flow methodology, adjusted for current conditions and reasonable and supportable forecasts, for its non-consumer loan segments. This method utilizes the Company’s data, along with peer data which is comprised of banks of similar size and geographical location, that were regressed against the Federal Open Market Committee Summary of Economic Projections for both the Growth Rate of Real Gross Domestic Product and the Civilian Unemployment Rate.  The discounted cash flow models estimate the net present value and are compared to the amortized cost of the pool with the resulting difference between the net present value and amortized cost as the initial modeled quantitative expected credit losses estimate for such pools.  The consumer non-real estate loan portfolio is reserved using the Remaining Life Methodology.  Under the Remaining Life Methodology, expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments, by applying a cumulative loss rate derived from historical loss experience over the average remaining life of the portfolio. Loss rates are calculated using a life-of-loan approach and are applied to the current outstanding balance to estimate lifetime expected losses as of the measurement date. The lease portfolio reserve estimate is based on the Static Pool Methodology.  Under the Static Pool Methodology, expected credit losses are estimated using historical loss experience from pools of loans or leases originated during the same period and tracked over their contractual lives.

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

Management considered the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation.  The Company considered the qualitative factors that were relevant as of the reporting date, which included, but were not limited to: independent loan review results, portfolio concentrations, lending strategies, quality of assets, regulatory review results, economic conditions and associate retention.

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

Purchased credit-deteriorated, otherwise referred to herein as (“PCD”), assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e. allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement.  The expected credit losses, as of the acquisition day, of a PCD loan is added to the allowance for credit losses.  The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date.  Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses.  The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis.  In accordance with the transition requirements within the standard, the Company’s purchased credit-impaired loans (“PCI”) were treated as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status.  Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.  As of September 30, 2026, and December 31, 2025, the accrued interest receivables for loans, which is recorded in other assets ,were $15.6 million and $15.5 million, respectively.

ACL – Off Balance Sheet Credit Exposures – The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure.  These primarily include undrawn portions of revolving lines of credit and standby letters of credit.  The expected losses associated with these exposures within the unfunded portion of the expected credit losses will be recorded as a liability on the balance sheet with an offsetting income statement expense.  Management has determined that all the Company’s off-balance-sheet credit exposures, net of floorplan lines, are not unconditionally cancellable.  As of September 30, 2026, and December 31, 2025, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $3.7 million and $3.6 million, respectively.  The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Consolidated Statement of Income.

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

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2025, as filed in its Annual Report on Form 10-K with the SEC, except as described above. The following is a summary of recent authoritative pronouncements issued but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In November 2024, FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, though early adoption is permitted. The Company is assessing ASU 2024-03, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements.

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

In December 2025, FASB issued ASU No. 2025-12 “Codification Improvements” ASU 2025-12 addresses suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In April 2026, FASB issued ASU No. 2026-01, Equity (Topic 505) – “Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock” ASU 2026-01 introduces a single, standardized approach for the initial measurement of paid-in-kind (“PIK”) dividends on equity-classified preferred stock. This update addresses long-standing diversity in practice and improves comparability across entities. The new guidance mandates measurement based on the stated PIK dividend rate in the preferred stock agreement for in-scope arrangements. This approach aligns accounting with the underlying economics, reflects prevailing market practice, and enhances operability. Certain arrangements, including those involving fixed monetary amounts settled in variable shares, remain outside the scope. The amendments are effective for reporting periods beginning after December 15, 2026, though early adoption is permitted. Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

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

In September 2026, FASB issued ASU No. 2026-03 “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions” ASU 2026-03 requires investment companies holding equity securities with contractual restrictions on their sale to consider the effect of the contractual sale restriction when measuring an equity security’s fair value.  This standard is effective for the Company for annual reporting periods (and interim periods within those annual periods) beginning after Dec. 15, 2027, with early adoption permitted. Management is evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

Note 2. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

presented below. There were no antidilutive shares for the three and nine months ended September 30, 2026, and 2025, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic earnings per share computation:
Net income available to common shareholders	$18,627	$13,686	$48,629	$36,644
Average common shares outstanding – basic	16,824,705	16,781,236	16,823,426	16,775,970
Basic earnings per share	$1.11	$0.82	$2.89	$2.18
Diluted earnings per share computation:
Net income available to common shareholders	$18,627	$13,686	$48,629	$36,644
Average common shares outstanding – basic	16,824,705	16,781,236	16,823,426	16,775,970
Incremental shares from assumed conversions:
Stock options and restricted stock	169,869	127,684	161,449	110,183
Average common shares outstanding - diluted	16,994,574	16,908,920	16,984,875	16,886,153
Diluted earnings per common share	$1.10	$0.81	$2.86	$2.17

Note 3. Securities

Available-for-sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive loss. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the estimated life of the security. Prepayments are anticipated for mortgage-backed and Small Business Administration (“SBA”) securities. Premiums on callable securities are amortized to their earliest call date.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost, gross unrealized gains and losses and fair value of securities AFS and HTM are summarized as follows (in thousands):

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$31,283	$—	$(2,453)	$28,830
U.S. Government-sponsored enterprises (GSEs)	21,439	54	(432)	21,061
Municipal securities	38,856	1	(2,749)	36,108
Other debt securities	21,764	181	(607)	21,338
Mortgage-backed securities (GSEs)	476,174	185	(26,307)	450,052
Total	$589,516	$421	$(32,548)	$557,389

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$45,917	$—	$(6,624)	$39,293
Municipal securities	49,731	—	(7,243)	42,488
Mortgage-backed securities (GSEs)	22,974	—	(3,266)	19,708
Total	$118,622	$—	$(17,133)	$101,489

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury	$31,688	$—	$(2,059)	$29,629
U.S. Government-sponsored enterprises (GSEs)	19,012	127	(75)	19,064
Municipal securities	35,376	542	(253)	35,665
Other debt securities	21,673	219	(892)	21,000
Mortgage-backed securities (GSEs)	443,759	2,990	(12,225)	434,524
Total	$551,508	$3,878	$(15,504)	$539,882

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Held-to-maturity:	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$46,864	$—	$(5,017)	$41,847
Municipal securities	50,516	—	(4,945)	45,571
Mortgage-backed securities (GSEs)	24,741	—	(2,743)	21,998
Total	$122,121	$—	$(12,705)	$109,416

At September 30, 2026, and December 31, 2025, securities with a carrying value totaling approximately $327.5 million and $315.1 million, respectively, were pledged to secure public funds and securities sold under repurchase agreements.

For the three months ended September 30, 2026, the Company recognized no gross realized gains or losses on investment securities. For the nine months ended September 30, 2026, gross realized gains and losses were $62 thousand and $7 thousand, respectively. For the three and nine months ended September 30, 2025, there were $210 thousand in gross realized gains and $3.9 million in gross realized losses related to the sale of investment securities.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost and estimated fair value of securities at September 30, 2026, by contractual maturity for non-mortgage-backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
	Amortized	Fair
Available-for-sale:	Cost	Value
Due in one year or less	$530	$530
Due from one year to five years	43,629	40,871
Due from five years to ten years	39,870	38,923
Due after ten years	29,313	27,013
	113,342	107,337
Mortgage-backed securities	476,174	450,052
Total	$589,516	$557,389

Held-to-maturity:
Due in one year or less	$—	$—
Due from one year to five years	23,656	21,246
Due from five years to ten years	46,715	39,311
Due after ten years	25,277	21,224
	95,648	81,781
Mortgage-backed securities	22,974	19,708
Total	$118,622	$101,489

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities AFS and HTM have been in a continuous unrealized loss position (in thousands):

	September 30, 2026
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$28,830	$(2,453)	4	$28,830	$(2,453)	4
U.S. Government-sponsored enterprises (GSEs)	9,805	(386)	5	3,865	(46)	3	13,670	(432)	8
Municipal securities	28,020	(2,196)	27	6,788	(553)	6	34,808	(2,749)	33
Other debt securities	4,201	(41)	4	11,934	(566)	9	16,135	(607)	13
Mortgage-backed securities (GSEs)	298,336	(12,480)	161	109,055	(13,827)	58	407,391	(26,307)	219
Total	$340,362	$(15,103)	197	$160,472	$(17,445)	80	$500,834	$(32,548)	277

	September 30, 2026
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$39,293	$(6,624)	13	$39,293	$(6,624)	13
Municipal securities	—	—	—	42,488	(7,243)	37	42,488	(7,243)	37
Mortgage-backed securities (GSEs)	—	—	—	19,708	(3,266)	5	19,708	(3,266)	5
Total	$—	$—	—	$101,489	$(17,133)	55	$101,489	$(17,133)	55

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Available-for-sale:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$—	$—	—	$29,629	$(2,059)	4	$29,629	$(2,059)	4
U.S. Government-sponsored enterprises (GSEs)	4,986	(1)	2	5,366	(74)	3	10,352	(75)	5
Municipal securities	6,184	(113)	4	9,110	(140)	12	15,294	(253)	16
Other debt securities	—	—	—	12,608	(892)	11	12,608	(892)	11
Mortgage-backed securities (GSEs)	111,336	(713)	42	133,449	(11,512)	66	244,785	(12,225)	108
Total	$122,506	$(827)	48	$190,162	$(14,677)	96	$312,668	$(15,504)	144

	December 31, 2025
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
Held-to-maturity:	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$—	$—	—	$41,847	$(5,017)	13	$41,847	$(5,017)	13
Municipal securities	3,493	(259)	4	42,078	(4,686)	33	45,571	(4,945)	37
Mortgage-backed securities (GSEs)	—	—	—	21,998	(2,743)	5	21,998	(2,743)	5
Total	$3,493	$(259)	4	$105,923	$(12,446)	51	$109,416	$(12,705)	55

For any securities classified as AFS that are in an unrealized loss position at the balance sheet date, the Company assesses whether it intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those AFS securities that have an unrealized loss at September 30, 2026, and it is not likely that they will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value of AFS securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses.  The unrealized losses associated with available-for-sale securities at September 30, 2026, are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at September 30, 2026.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The unrealized losses in the Company’s HTM portfolio were caused by changes in the interest rate environment.  The Company has a zero-loss expectation for its U.S. Government-sponsored enterprises (GSEs) and mortgage-backed securities (GSEs), and accordingly, no allowance for credit losses is estimated for these securities.  The HTM municipal securities are primarily general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  All debt securities in an unrealized loss position as of September 30, 2026, continue to perform as scheduled and we do not believe an allowance for credit losses is necessary.

The Company utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity.  At September 30, 2026, all rated debt securities classified as held-to-maturity were rated AA- or higher by at least one rating agency. Updated credit ratings are obtained as they become available from the ratings agencies.

Allowance for Credit Losses (“ACL”)

There were no past due or nonaccrual AFS or HTM securities at September 30, 2026, or December 31, 2025.  Accrued interest receivable is excluded from the estimate of credit losses and based on the analysis of the underlying risk characteristics of its AFS and HTM portfolios, including credit ratings and other qualitative factors, there was no provision

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

for credit losses related to AFS or HTM securities recorded during the three and nine months ended September 30, 2026, and 2025, respectively, because the ACL was deemed immaterial.

Other Investments:

Other investments primarily consist of restricted, non-marketable equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, and First National Bankers Bank stock. Because these securities have no readily determinable market value, they are carried at cost and evaluated for impairment based on the ultimate recoverability of their par value. Other investments include an investment in a Community Development Fund, carried at fair value. The fund is an actively managed mutual fund that holds mainly, though not exclusively, mortgage-backed securities and municipal securities. It supports the Bank's community reinvestment goals.  As of September 30, 2026, the Company determined that its other investment securities were not impaired.

The following is the amortized cost and carrying value of other investments (in thousands):

	September 30,	December 31,
	2026	2025
Federal Reserve Bank stock	$11,026	$10,981
Federal Home Loan Bank stock	6,170	5,110
First National Bankers Bank stock	350	350
Community Development Fund	4,917	—
Total	$22,463	$16,441

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Leases and Allowance for Credit Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	September 30,	December 31,
	2026	2025
Commercial real estate:
Non-owner occupied	$1,301,283	$1,196,758
Owner occupied	1,105,042	1,022,871
Consumer real estate	903,135	834,626
Construction and land development	563,856	419,176
Commercial and industrial	913,165	817,595
Leases	49,179	55,422
Consumer and other	21,032	17,134
Total loans and leases	4,856,692	4,363,582
Less: Allowance for credit losses	(45,649)	(40,906)
Loans and leases, net	$4,811,043	$4,322,676

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

The following tables detail the changes in the allowance for credit losses by loan and lease classification (in thousands):

	Three Months Ended September 30, 2026
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$8,386	$8,290	$9,294	$9,252	$8,207	$1,623	$200	$45,252
Charged-off loans and leases	—	—	—	—	(310)	(372)	(100)	(782)
Recoveries of charge-offs	—	—	—	—	99	—	22	121
Provision charged to expense (1)	194	(2,259)	538	952	375	1,173	85	1,058
Ending balance	$8,580	$6,031	$9,832	$10,204	$8,371	$2,424	$207	$45,649

	Three Months Ended September 30, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,254	$8,862	$8,887	$4,450	$9,330	$868	$125	$39,776
Charged-off loans and leases	—	—	(6)	—	(930)	(83)	(126)	(1,145)
Recoveries of charge-offs	—	2	45	—	25	—	20	92
Provision charged to expense (3)	(13)	15	(297)	(358)	325	542	137	351
Ending balance	$7,241	$8,879	$8,629	$4,092	$8,750	$1,327	$156	$39,074

	Nine Months Ended September 30, 2026
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$8,044	$8,876	$8,767	$4,298	$8,611	$2,173	$137	$40,906
Charged-off loans and leases	—	—	—	—	(721)	(660)	(287)	(1,668)
Recoveries of charge-offs	—	12	—	58	154	—	62	286
Provision charged to expense (1) (2)	536	(2,857)	1,065	5,848	327	911	295	6,125
Ending balance	$8,580	$6,031	$9,832	$10,204	$8,371	$2,424	$207	$45,649

	Nine Months Ended September 30, 2025
	Commercial	Commercial
	Real Estate	Real Estate	Consumer	Construction	Commercial
	Non-Owner	Owner	Real	and Land	and		Consumer
	Occupied	Occupied	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,972	$8,341	$8,355	$4,168	$8,552	$919	$116	$37,423
Charged-off loans and leases	—	—	(6)	—	(1,049)	(432)	(259)	(1,746)
Recoveries of charge-offs	—	5	45	200	147	3	55	455
Provision charged to expense (3)	269	533	235	(276)	1,100	837	244	2,942
Ending balance	$7,241	$8,879	$8,629	$4,092	$8,750	$1,327	$156	$39,074

(1)	In the provision charged to expense, there was a release for unfunded commitment liability of $371 thousand and a provision of $163 thousand that is not included in the table above for the three and nine months ended September 30, 2026.
(2)	The increase in the provision charged to expense for construction and land development loans was primarily driven by updates to the allowance methodology during the first quarter of 2026, specifically around the quantitative reserve, which resulted in higher modeled loss expectations for this portfolio segment.
(3)	In the provision charged to expense, there was a release for unfunded commitment liability of $124 thousand and a provision of $676 thousand that is not included in the table above for the three and nine months ended September 30, 2025.

We maintain the allowance for credit losses at a level that we deem appropriate to adequately cover the expected credit losses in the loan and lease portfolio. Our provision for credit losses on loan and lease for the three and nine months ended September 30, 2026, was $1.1 million and $6.1 million, respectively, and $351 thousand and $2.9 million, during the three

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and nine months ended September 30, 2025, respectively.  As of September 30, 2026, and December 31, 2025, our allowance for credit losses was $45.6 million and $40.9 million, respectively, which we deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans and leases was 0.94% at September 30, 2026 and December 31, 2025, respectively.

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

The Company evaluates the loan risk grading system definitions and allowance for credit losses methodology on an ongoing basis.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating based on year of origination as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30, 2026
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total
Commercial real estate - non-owner occupied
Pass	$297,042	$250,514	$193,054	$126,083	$199,328	$197,771	$-	$-	$1,263,792
Watch	-	1,122	-	10,122	9,926	15,599	-	-	36,769
Special mention	-	-	-	-	-	-	-	-	-
Substandard	186	126	392	-	-	18	-	-	722
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	297,228	251,762	193,446	136,205	209,254	213,388	-	-	1,301,283
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial real estate - owner occupied
Pass	210,795	218,399	131,867	87,467	242,797	196,185	-	-	1,087,510
Watch	-	1,738	-	2,853	11,042	-	-	-	15,633
Special mention	-	-	-	-	-	-	-	-	-
Substandard	96	1,015	-	-	-	788	-	-	1,899
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	210,891	221,152	131,867	90,320	253,839	196,973	-	-	1,105,042
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Consumer real estate
Pass	186,637	129,104	111,980	79,282	133,694	103,825	155,072	-	899,594
Watch	-	-	49	99	-	191	197	-	536
Special mention	-	-	-	-	-	44	-	-	44
Substandard	43	-	116	9	55	1,450	1,288	-	2,961
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer real estate	186,680	129,104	112,145	79,390	133,749	105,510	156,557	-	903,135
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Construction and land development
Pass	150,950	268,625	110,825	12,954	8,835	9,869	-	-	562,058
Watch	193	1,401	-	-	-	149	-	-	1,743
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	55	-	-	-	-	-	55
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	151,143	270,026	110,880	12,954	8,835	10,018	-	-	563,856
YTD gross charge-offs	-	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	230,248	193,174	73,484	42,210	57,651	49,697	252,038	-	898,502
Watch	2,593	3,266	811	1,355	2,194	2	-	-	10,221
Special mention	23	-	-	-	-	-	-	-	23
Substandard	370	703	520	1,151	412	1,263	-	-	4,419
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	233,234	197,143	74,815	44,716	60,257	50,962	252,038	-	913,165
YTD gross charge-offs	-	(173)	(117)	(226)	(54)	-	(151)	-	(721)

Leases
Pass	11,488	13,131	8,421	4,283	2,982	255	-	-	40,560
Watch	-	496	629	584	348	147	-	-	2,204
Special mention	-	-	-	-	-	-	-	-	-
Substandard	295	992	1,450	836	2,778	64	-	-	6,415
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	11,783	14,619	10,500	5,703	6,108	466	-	-	49,179
YTD gross charge-offs	(50)	(92)	(66)	(301)	(55)	(96)	-	-	(660)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30, 2026
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2026	2025	2024	2023	2022	Prior	Loans	to Term	Total
Consumer and other
Pass	4,207	1,866	763	348	109	469	13,262	-	21,024
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	5	-	-	3	-	-	8
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	4,207	1,866	768	348	109	472	13,262	-	21,032
YTD gross charge-offs	(30)	(83)	(48)	(19)	(13)	(94)	-	-	(287)

Total loans
Pass	1,091,367	1,074,813	630,394	352,627	645,396	558,071	420,372	-	4,773,040
Watch	2,786	8,023	1,489	15,013	23,510	16,088	197	-	67,106
Special mention	23	-	-	-	-	44	-	-	67
Substandard	990	2,836	2,538	1,996	3,245	3,586	1,288	-	16,479
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$1,095,166	$1,085,672	$634,421	$369,636	$672,151	$577,789	$421,857	$-	$4,856,692
Total YTD gross charge-offs	$(80)	$(348)	$(231)	$(546)	$(122)	$(190)	$(151)	$-	$(1,668)

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2025 (1)
	Loans Amortized Cost Basis by Origination Year
								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	to Term	Total
Commercial and industrial
Pass	280,998	118,061	87,565	86,876	32,818	32,182	176,469	-	814,969
Watch	10	728	-	87	5	-	235	-	1,065
Special mention	-	-	-	-	-	-	-	-	-
Substandard	60	13	30	-	1,301	-	-	-	1,404
Doubtful	157	-	-	-	-	-	-	-	157
Total commercial and industrial	281,225	118,802	87,595	86,963	34,124	32,182	176,704	-	817,595
YTD gross charge-offs	(18)	(8)	(678)	(1,018)	(200)	(175)	(48)	-	(2,145)

Leases
Pass(2)	19,573	15,268	9,837	9,136	1,112	496	-	-	55,422
Watch	-	-	-	-	-	-	-	-	-
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total leases	19,573	15,268	9,837	9,136	1,112	496	-	-	55,422
YTD gross charge-offs	-	(431)	(563)	(215)	(25)	(16)	-	-	(1,250)

Consumer and other
Pass	5,077	1,623	720	183	221	338	8,960	-	17,122
Watch	-	3	-	-	-	-	-	-	3
Special mention	-	-	-	-	-	-	-	-	-
Substandard	9	-	-	-	-	-	-	-	9
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	5,086	1,626	720	183	221	338	8,960	-	17,134
YTD gross charge-offs	(48)	(106)	(41)	(34)	(22)	(87)	-	-	(338)

Total loans
Pass(2)	1,169,906	802,956	457,131	795,494	413,491	349,035	322,057	-	4,310,070
Watch	4,891	830	15,167	4,297	16,251	143	1,304	-	42,883
Special mention	-	-	-	-	-	46	-	-	46
Substandard	1,331	591	41	59	4,860	3,324	220	-	10,426
Doubtful	157	-	-	-	-	-	-	-	157
Total loans	$1,176,285	$804,377	$472,339	$799,850	$434,602	$352,548	$323,581	$-	$4,363,582
Total YTD gross charge-offs	$(66)	$(545)	$(1,282)	$(1,267)	$(247)	$(278)	$(54)	$-	$(3,739)

(1) Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis.

(2) Leases are not formally risk rated and classified as “Pass”. Balances include $2.9 million of leases on nonaccrual as of December 31, 2025. Leases were formally risk rated beginning in the quarter-ended September 30, 2026.

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

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	September 30, 2026
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$—	$312	$392	$704	$1,300,579	$1,301,283
Owner occupied	1,119	—	271	1,390	1,103,652	1,105,042
Consumer real estate	631	753	1,514	2,898	900,237	903,135
Construction and land development	3	—	55	58	563,798	563,856
Commercial and industrial	4,576	896	1,863	7,335	905,830	913,165
Leases	7,089	1,527	4,660	13,276	35,903	49,179
Consumer and other	86	5	2	93	20,939	21,032
Total	$13,504	$3,493	$8,757	$25,754	$4,830,938	$4,856,692

	December 31, 2025
			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Non-owner occupied	$—	$—	$189	$189	$1,196,569	$1,196,758
Owner occupied	1,150	211	270	1,631	1,021,240	1,022,871
Consumer real estate	1,786	1,725	918	4,429	830,197	834,626
Construction and land development	68	—	—	68	419,108	419,176
Commercial and industrial	1,178	674	1,204	3,056	814,539	817,595
Leases	1,889	73	2,156	4,118	51,304	55,422
Consumer and other	117	3	—	120	17,014	17,134
Total	$6,188	$2,686	$4,737	$13,611	$4,349,971	$4,363,582

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at September 30, 2026, and December 31, 2025.  Also presented is the balance of loans on nonaccrual status at September 30, 2026, and December 31, 2025, for which there was no related allowance for credit losses recorded (in thousands):

	September 30, 2026			December 31, 2025
	Total	Nonaccrual	Loans Past Due	Total	Nonaccrual	Loans Past Due
	Nonaccrual	With No Allowance	Over 90 Days	Nonaccrual	With No Allowance	Over 90 Days
	Loans	for Credit Losses	Still Accruing	Loans	for Credit Losses	Still Accruing
Commercial real estate:
Non-owner occupied	$704	$391	$—	$672	$—	$—
Owner occupied	1,766	757	—	1,934	1,167	—
Consumer real estate	2,451	1,278	—	2,300	806	—
Construction and land development	55	—	—	—	—	—
Commercial and industrial	3,087	1	—	1,828	—	—
Leases	5,531	—	—	2,858	—	—
Consumer and other	8	—	—	9	—	—
Total	$13,602	$2,427	$—	$9,601	$1,973	$—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	September 30, 2026
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$392	$—	$392
Owner occupied	755	—	755
Consumer real estate	1,333	—	1,333
Construction and land development	—	—	—
Commercial and industrial	—	1,739	1,739
Leases	—	2,262	2,262
Consumer and other	—	—	—
Total	$2,480	$4,001	$6,481

	December 31, 2025
	Real Estate	Other	Total
Commercial real estate:
Non-owner occupied	$413	$—	$413
Owner occupied	4,129	—	4,129
Consumer real estate	1,075	—	1,075
Construction and land development	—	—	—
Commercial and industrial	—	3,115	3,115
Leases	—	2,409	2,409
Consumer and other	—	—	—
Total	$5,617	$5,524	$11,141

Loan Modifications to Borrowers Experiencing Financial Difficulty:

The table below shows the amortized cost of loans and leases made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2026, and 2025, respectively. (dollars in thousands):

Payment Delay
	Payment	Term	and Term
Three Months Ended September 30, 2026	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

Nine Months Ended September 30, 2026
Commercial real estate:
Non-owner occupied	$186	$—	$—	$186
Owner occupied	—	96	—	96
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$186	$96	$—	$282

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			Payment Delay
	Payment	Term	and Term
Three Months Ended September 30, 2025	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	107	—	107
Construction and land development	—	—	—	—
Commercial and industrial	—	62	—	62
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$169	$—	$169

Nine Months Ended September 30, 2025
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	163	—	163
Construction and land development	—	—	—	—
Commercial and industrial	—	81	—	81
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$244	$—	$244

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026, and 2025, respectively. (dollars in thousands):

Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Three Months Ended September 30, 2026	(in months)	Delay
Commercial real estate:
Non-owner occupied	—	$—
Owner occupied	—	—
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—

Nine Months Ended September 30, 2026
Commercial real estate:
Non-owner occupied	—	$33
Owner occupied	9	—
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	—	—
Leases	—	—
Consumer and other	—	—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Weighted-Average
	Term	Weighted-Average
	Extension	Total Payment
Three Months Ended September 30, 2025	(in months)	Delay
Commercial real estate:
Non-owner occupied	—	$—
Owner occupied	—	—
Consumer real estate	118	—
Construction and land development	—	—
Commercial and industrial	61	—
Leases	—	—
Consumer and other	—	—

Nine Months Ended September 30, 2025
Commercial real estate:
Non-owner occupied	—	$—
Owner occupied	—	—
Consumer real estate	118	—
Construction and land development	—	—
Commercial and industrial	55	—
Leases	—	—
Consumer and other	—	—

The table below presents the amortized cost of loans and leases that were modified during the twelve months preceding default and that defaulted during the three and nine months ended September 30, 2026. The table excludes loans and leases that were paid off before period end. (dollars in thousands):

Payment Delay
	Payment	Term	and Term
Three Months Ended September 30, 2026	Delay	Extension	Extension	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

Nine Months Ended September 30, 2026
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below presents the amortized cost of loans and leases that were modified during the twelve months preceding default and that defaulted during the three and nine months ended September 30, 2025. (dollars in thousands):

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

The table below shows an age analysis of loans and leases made to borrowers experiencing financial difficulty that were modified in the last twelve months, (in thousands):

September 30, 2026
90 Days
		30-89 Days	or More
	Current	Past Due	Past Due	Nonaccrual	Total
Commercial real estate:
Non-owner occupied	$—	$—	$—	$186	$186
Owner occupied	—	96	—	—	96
Consumer real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$96	$—	$186	$282

Foreclosure Proceedings and Balances:

As of September 30, 2026, there were no residential real estate properties included in other real estate owned and there were two residential real estate loans totaling $1.2 million in the process of foreclosure.

Note 5. Goodwill and Intangible Assets

In accordance with FASB ASU No. 2017-04, “Goodwill and Other (Topic 350),” regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year, or more frequently if conditions warrant it.  There were no conditions present to test goodwill at September 30, 2026.

The Company’s other intangible assets consist of core deposit intangibles and customer relationship intangibles. They are initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

over the average remaining life of the acquired customer deposits and the leasing company’s client list is amortized over 8 years.

The carrying amount of goodwill at September 30, 2026, and December 31, 2025, was $90.4 million.

Other intangible assets as of the dates indicated are summarized below (in thousands):

	Core Deposit	Customer Relationships
Amortized other intangible assets:	Intangibles	Intangibles	Total
September 30, 2026:
Beginning balance January 1, 2026, gross[1]	$17,470	$2,658	$20,128
Less: accumulated amortization[1]	(14,230)	(2,302)	(16,532)
Balance, September 30, 2026, other intangible assets, net	$3,240	$356	$3,596

December 31, 2025:
Beginning balance January 1, 2025, gross	$17,470	$5,670	$23,140
Write-off of intangibles from sale of SBKI	-	(1,471)	(1,471)
Less: accumulated amortization	(13,054)	(3,658)	(16,712)
Balance, December 31, 2025, other intangible assets, net	$4,416	$541	$4,957

1Removed $3,012 from the beginning gross balance and $1,471 from accumulated amortization for the sale of SBKI in the third quarter of 2025, in the Customer Relationship Intangibles.

The aggregate amortization expense for other intangible assets for the three and nine months ended September 30, 2026, was $450 thousand and $1.4 million, respectively, and for the three and nine months ended September 30, 2025, was $536 thousand and $1.7 million, respectively.

As of September 30, 2026, the estimated aggregate amortization expense for future periods for other intangibles is as follows (in thousands):

Remainder of 2026	$446
2027	1,664
2028	936
2029	505
2030	37
Thereafter	8
Total	$3,596

Note 6. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At September 30, 2026, total borrowings were $345 thousand compared to $3.0 million at December 31, 2025.  Borrowings consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Securities sold under customer repurchase agreements	$345	$3,009
Other borrowings	—	—
Total	$345	$3,009

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

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $5.6 million and $6.0 million at September 30, 2026, and December 31, 2025, respectively. The average balance of repurchase agreements during the nine-month period ended September 30, 2026, and 2025 was $2.0 million and $3.3 million, respectively.  The maximum month-end outstanding balance for the nine-month period ended September 30, 2026, and 2025 was $3.8 million and $4.5 million, respectively.

Other Borrowings:

The Company has a revolving line of credit for an aggregate amount of $35 million.  The maturity of the line of credit is May 1, 2027. At September 30, 2026, and December 31, 2025, $0 was outstanding under the line of credit.

Subordinated Debt:

On August 20, 2025, the Company issued $100 million of 7.25% fixed-to-floating rate subordinated notes (the "2025 Notes"), which were outstanding as of September 30, 2026, and December 31, 2025.

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

The debt issuance costs for the 2025 Notes totaled $1.4 million and will be amortized through September 1, 2030. Unamortized debt issuance cost was $1.1 million at September 30, 2026.  Amortization expense totaled $72 thousand and $215 thousand for the three and nine months ended September 30, 2026, and $24 thousand for the three and nine months ended September 30, 2025.

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which were not outstanding as of December 31, 2025.  The Notes were retired on October 2, 2025.

The Notes unamortized debt issuance costs totaled $0 at September 30, 2025, and was written-off as of September 30, 2025. Amortization expense totaled $14 thousand and $56 thousand for the three and nine months ended September 30, 2025.

Note 7. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and nine months ending September 30, 2026, was $601 thousand and $1.7 million, respectively.  The Company’s contribution to the Plan for the three and nine months ended September 30, 2025, was $545 thousand and $1.6 million, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equity Incentive Plans:

The Human Resources and Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At September 30, 2026, the Company had one active equity incentive plan available for future grants, the Omnibus Incentive Plan, which has 1,602,430 Rights available for future grants or awards.

Stock Options:

At September 30, 2026, there were no outstanding stock options, all were exercised during 2025.

The Company did not recognize any stock option-based compensation expense during the three or nine months ended September 30, 2025, as all stock options issued as of September 30, 2025, were fully vested, and no future compensation cost was recognized related to nonvested stock-based compensation arrangements granted under the Plan.

Stock options of 5,945 and 10,148 shares were exercised during the three and nine month periods ended September 30, 2025, respectively.  The income tax benefit recognized for the exercise of options during the three and nine months ended September 30, 2025, was a benefit of $10 thousand and $14 thousand. The intrinsic value of options exercised during the three and nine months ended September 30, 2025, was $129 thousand and $206 thousand, respectively.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the nine-month period ended September 30, 2026, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Outstanding at December 31, 2025	238,609	$28.51
Granted	77,787	38.59
Vested	(43,776)	25.11
Forfeited/expired	(2,884)	25.57
Outstanding at September 30, 2026	269,736	$32.00

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period.  The compensation expense for restricted stock awards during the three and nine months ended September 30, 2026, was $524 thousand and $1.8 million, respectively, and was $404 thousand and $1.6 million, during the three and nine months ended September 30, 2025, respectively.  As of September 30, 2026, there was $4.9 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.  The cost is expected to be recognized over a weighted average period of 2.26 years.  The grant-date fair value of restricted stock awards vested was $1.1 million for the nine months ended September 30, 2026.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the Company’s total contractual amount for all off-balance sheet commitments is as follows (in thousands):

	September 30,	December 31,
	2026	2025
Commitments to extend credit	$1,071,945	$1,093,462
Standby letters of credit	22,760	15,467

At September 30, 2026, and December 31, 2025, the liability for credit losses for these off-balance sheet commitments was $3.7 million and $3.6 million, respectively. The provision charged to expense related to the allowance for off-balance sheet commitments during the three and nine months ended September 30, 2026, was a release of $371 thousand and a provision of $163 thousand, respectively, and was a release of $124 thousand and a provision of $676 thousand, during the three and nine months ended September 30, 2025, respectively.

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At September 30, 2026 and December 31, 2025, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

The Company is subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company will be material to the Company’s consolidated financial position. On an ongoing basis, the Company assesses any potential liabilities or contingencies in connection with such legal proceedings. For those matters where it is deemed probable that the Company will incur losses and the amount of the losses can be reasonably estimated, the Company would record an expense and corresponding liability in its consolidated financial statements.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026:
Assets:
Securities available-for-sale:
U.S. Treasury	$28,830	$—	$28,830	$—
U.S. Government-sponsored enterprises (GSEs)	21,061	—	21,061	—
Municipal securities	36,108	—	36,108	—
Other debt securities	21,338	—	21,338	—
Mortgage-backed securities (GSEs)	450,052	—	450,052	—
Total securities available-for-sale	557,389	—	557,389	—

Other investments - Community Development Fund	4,917	—	4,917	—
Derivative financial instruments and interest rate swap agreements	20,138	—	20,138	—
Total assets at fair value	$582,444	$—	$582,444	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$22,832	$—	$22,832	$—

December 31, 2025:
Assets:
Securities available-for-sale:
U.S. Treasury	$29,629	$—	$29,629	$—
U.S. Government-sponsored enterprises (GSEs)	19,064	—	19,064	—
Municipal securities	35,665	—	35,665	—
Other debt securities	21,000	—	21,000	—
Mortgage-backed securities (GSEs)	434,524	—	434,524	—
Total securities available-for-sale	539,882	—	539,882	—

Derivative financial instruments and interest rate swap agreements	13,191	—	13,191	—
Total assets at fair value	$553,073	$—	$553,073	$—

Liabilities:
Derivative financial instruments and interest rate swap agreements	$13,524	$—	$13,524	$—

During the nine months ending September 30, 2026, and twelve months ended December 31, 2025, there were no transfers between Level 1 and Level 2 or into or out of Level 3 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026:
Collateral-dependent loans	$4,724	$—	$—	$4,724

December 31, 2025:
Collateral-dependent loans	$6,285	$—	$—	$6,285

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
September 30, 2026:
Collateral-dependent loans	$4,724	Appraisal	Appraisal discounts	27%

December 31, 2025:
Collateral-dependent loans	$6,285	Appraisal	Appraisal discounts	56%

Collateral-dependent loans: A collateral-dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.  The amount of valuation allowance on all collateral-dependent loans was $1.8 million as of September 30, 2026, and $4.9 million at December 31, 2025.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
September 30, 2026:
Assets:
Cash and cash equivalents	$364,876	$364,876	$—	$—	$364,876
Securities available-for-sale	557,389	—	557,389	—	557,389
Securities held-to-maturity	118,622	—	101,489	—	101,489
Other investments, excluding Community Development Fund	17,546	N/A	N/A	N/A	N/A
Other investments - Community Development Fund	4,917	—	4,917	—	4,917
Loans and leases, net and loans held for sale	4,821,253	—	—	4,757,729	4,757,729
Derivative financial instruments and interest rate swap agreements	20,138	—	20,138	—	20,138

Liabilities:
Noninterest-bearing demand deposits	920,117	—	920,117	—	920,117
Interest-bearing demand deposits	1,063,266	—	1,063,266	—	1,063,266
Money market and savings deposits	2,595,155	—	2,595,155	—	2,595,155
Time deposits	997,672	—	997,030	—	997,030
Borrowings	345	—	345	—	345
Subordinated debt	98,877	—	—	99,158	99,158
Derivative financial instruments and interest rate swap agreements	22,832	—	22,832	—	22,832

December 31, 2025:
Assets:
Cash and cash equivalents	$464,417	$464,417	$—	$—	$464,417
Securities available-for-sale	539,882	—	539,882	—	539,882
Securities held-to-maturity	122,121	—	109,416		109,416
Other investments	16,441	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	4,333,541	—	—	4,281,699	4,281,699
Derivative financial instruments and interest rate swap agreements	13,191	—	13,191	—	13,191

Liabilities:
Noninterest-bearing demand deposits	1,062,918	—	1,062,918	—	1,062,918
Interest-bearing demand deposits	945,716	—	945,716	—	945,716
Money market and savings deposits	2,273,612	—	2,273,612	—	2,273,612
Time deposits	870,543	—	872,143	—	872,143
Borrowings	3,009	—	3,009	—	3,009
Subordinated debt	98,662	—	—	100,660	100,660
Derivative financial instruments and interest rate swap agreements	13,524	—	13,524	—	13,524

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10.Derivative Financial Instruments

Derivatives Designated as Fair Value Hedges:

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivative instruments designated and qualifying as fair value hedges, the gain or loss on the derivative instrument, together with the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of certain fixed rate securities designated as available-for-sale. The hedging strategy converts the fixed interest rates to SOFR-based variable interest rates. These derivatives are designated as partial term hedges covering specified periods of time prior to the maturity date of the hedged securities. The Company adopted ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” in 2018, which allows such partial term hedge designations.

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Asset/Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
September 30, 2026:
Interest rate swap agreements - securities	Other assets	1.22	3.69%	SOFR	$38,050	$487
Interest rate swap agreements - securities	Other liabilities	0.59	4.30%	SOFR	$5,000	$(2)

December 31, 2025:
Interest rate swap agreements - securities	Other liabilities	1.20	3.98%	SOFR	$76,507	$(334)

The effects of the Company’s fair value hedge relationships reported in interest income on taxable securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income on taxable securities	$5,902	$4,872	$17,187	$14,492
Effects of fair value hedge relationships	(20)	4	(91)	7
Reported interest income on taxable securities	$5,882	$4,876	$17,096	$14,499

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gain (loss) on fair value hedging relationship	2026	2025	2026	2025
Interest rate swap agreements - securities:
Hedged items	$275	$(22)	$485	$148
Derivative designated as hedging instruments	(275)	22	(485)	(148)
Carrying amount of hedged assets - mortgage-backed securities	118,998	49,328	118,998	49,328

Derivatives Designated as Cash Flow Hedges:

The Company enters into interest rate derivative contracts on assets and liabilities that are designated as qualifying cash flow hedges.  The Company hedges the exposure to variability in expected future cash flows attributable to changes in

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

contractual specified interest rates.  To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk.  At inception, a statistical regression analysis is prepared to determine hedge effectiveness.  At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in accumulated other comprehensive income (“AOCI”) is recognized in earnings immediately.  The cash flow hedges are recorded at fair value in other assets and liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax, see – Consolidated Statements of Comprehensive Income (Loss).  Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability, as future interest payments are made on the underlying assets.  At September 30, 2026, the Company estimates that in the next 12 months an additional $71 thousand will be reclassified as a decrease in interest income and there will not be any reclassifications into interest expense.

At September 30, 2026, and December 31, 2025, cash flow hedges are as follows (in thousands):

	September 30, 2026			December 31, 2025
	Balance Sheet	Notional	Estimated	Balance Sheet	Notional	Estimated
	Location	Amount	Fair Value	Location	Amount	Fair Value
Cash flow hedges:
Assets	Other assets	$-	$-	Other assets	$100,000	$9
Assets	Other liabilities	450,000	(3,178)	Other liabilities	-	-

The following table presents the effect of cash flow hedge accounting on AOCI (in thousands):

Derivatives in cash flow hedging relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
Three Months Ended September 30, 2026
Interest rate contracts - Assets	$(3,059)	Interest income	$6

Three Months Ended September 30, 2025
Interest rate contracts - Assets	$(4)	Interest income	$—

Nine Months Ended September 30, 2026
Interest rate contracts - Assets	$(3,178)	Interest income	$28

Nine Months Ended September 30, 2025
Interest rate contracts - Assets	$595	Interest income	$(2)
Interest rate contracts - Liabilities	280	Interest expense	(237)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the effect of fair value and cash flow hedge accounting on the income statement (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total interest income	$82,034	$74,532	$234,323	$210,350
Effects of cash flow hedge relationships	6	(14)	28	(2)
Reported total interest income	$82,040	$74,518	$234,351	$210,348

Total interest expense	$32,638	$32,088	$91,009	$89,100
Effects of cash flow hedge relationships	—	—	—	237
Reported total interest expense	$32,638	$32,088	$91,009	$89,337

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

At September 30, 2026, and December 31, 2025, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	September 30, 2026		December 31, 2025
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$626,048	$19,651	$569,060	$13,190
Liabilities	626,048	(19,651)	569,060	(13,190)

The Company establishes limits and monitors exposures for customer swap positions.  Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income.  Such fees were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest rate swap agreements	$172	$254	$743	$1,252

Collateral requirements:

These derivative rate contracts have collateral requirements, both at inception of the trade and as the value of each derivative position changes.  At September 30, 2026, and December 31, 2025, collateral totaling $730 thousand and $150 thousand, respectively, was pledged to the derivative counterparties to comply with collateral requirements.

Note 11. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company follows the guidance of ASC Topic 842.

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

The lease agreements have maturity dates ranging from October 2026 to May 2044, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term and weighted average discount rate for these leases was 8.85 years and 3.79% at September 30, 2026, and 9.75 years and 3.60% at December 31, 2025.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

	Balance Sheet	September 30,	December 31,
	Location	2026	2025
Assets:
Operating lease right-of-use assets	Other assets	$11,760	$11,152
Liabilities:
Operating lease liabilities	Other liabilities	$12,441	$11,756

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Lease costs:
Operating lease costs	$492	$500	$1,486	$1,448
Variable lease costs	27	30	86	66
Sublease income	(42)	(49)	(140)	(114)
Net lease cost	$477	$481	$1,432	$1,400
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$459	$547	$1,408	$1,384

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2026, were as follows (in thousands):

Amounts
Remainder of 2026	$482
2027	1,956
2028	1,896
2029	1,774
2030	1,687
Thereafter	7,165
Total future minimum lease payments	14,960
Amounts representing interest	(2,519)
Present value of net future minimum lease payments	$12,441

Note 12. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Rules”) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the Basel III Rules, a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1 (“CET1”), and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At September 30, 2026, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the “well capitalized” regulatory classification.

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

During the nine months ended September 30, 2026, the Bank paid $10.0 million in dividends to the Company, and the Company paid a quarterly common stock dividend of $0.08 per share in the first quarter and $0.09 in the second and third quarters of 2026.  The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Regulatory Capital Levels:

Actual and required capital levels at September 30, 2026, and December 31, 2025, are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$662,467	12.62%	$419,896	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	514,239	9.80%	314,922	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	514,239	9.80%	236,192	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	514,239	8.49%	242,411	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$642,456	12.28%	$418,550	8.00%	$523,187	10.00%
Tier 1 Capital (to Risk Weighted Assets)	593,105	11.34%	313,912	6.00%	418,550	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	593,105	11.34%	235,434	4.50%	340,072	6.50%
Tier 1 Capital (to Average Assets)[2]	593,105	9.80%	242,091	4.00%	302,613	5.00%

December 31, 2025
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$606,158	12.71%	$381,470	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	468,641	9.83%	286,103	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	468,641	9.83%	214,577	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	468,641	8.30%	225,852	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$586,675	12.32%	$380,891	8.00%	$476,114	10.00%
Tier 1 Capital (to Risk Weighted Assets)	547,820	11.51%	285,668	6.00%	380,891	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	547,820	11.51%	214,251	4.50%	309,474	6.50%
Tier 1 Capital (to Average Assets)	547,820	9.71%	225,566	4.00%	281,957	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive income (loss), presented net of tax, were as follows (in thousands):

	Three Months Ended September 30, 2026
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, June 30, 2026	$(12,602)	$(408)	$155	$(86)	$(12,941)

Other comprehensive income (loss)	(11,229)	—	204	(2,264)	(13,289)
Amounts reclassified from other comprehensive income	—	19	—	(5)	14
Net other comprehensive income (loss) during period	(11,229)	19	204	(2,269)	(13,275)

Ending balance, September 30, 2026	$(23,831)	$(389)	$359	$(2,355)	$(26,216)

	Three Months Ended September 30, 2025
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, June 30, 2025	$(16,524)	$(489)	$(292)	$31	$(17,274)

Other comprehensive income (loss)	3,708	—	19	(3)	3,724
Amounts reclassified from other comprehensive income	2,752	20	(3)	—	2,769
Net other comprehensive income (loss) during period	6,460	20	16	(3)	6,493

Ending balance, September 30, 2025	$(10,064)	$(469)	$(276)	$28	$(10,781)

	Nine Months Ended September 30, 2026
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2025	$(8,625)	$(448)	$(248)	$2	$(9,319)

Other comprehensive income (loss)	(15,165)	—	607	(2,336)	(16,894)
Amounts reclassified from other comprehensive income	(41)	59	—	(21)	(3)
Net other comprehensive income (loss) during period	(15,206)	59	607	(2,357)	(16,897)

Ending balance, September 30, 2026	$(23,831)	$(389)	$359	$(2,355)	$(26,216)

	Nine Months Ended September 30, 2025
					Accumulated
	Securities	Securities			Other
	Available-for-	Transferred to	Fair Value	Cash Flow	Comprehensive
	Sale	Held-to-Maturity	Hedges	Hedges	Income (Loss)
Beginning balance, December 31, 2024	$(22,350)	$(534)	$(166)	$(621)	$(23,671)

Other comprehensive income	9,531	—	(105)	472	9,898
Amounts reclassified from other comprehensive income	2,755	65	(5)	177	2,992
Net other comprehensive income during period	12,286	65	(110)	649	12,890

Ending balance, September 30, 2025	$(10,064)	$(469)	$(276)	$28	$(10,781)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Segment Information

The Company, through the Bank, provides a broad range of financial services to individuals and companies through its offices in East and Middle Tennessee, Alabama, Florida and Georgia. These services include, but are not limited to, primary deposit products, such as interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans. The Company’s operations are managed, and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment. This single segment is the General Banking Unit.

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

The table below provides information about the General Banking Unit. The most significant expenses to the General Banking Unit are deposit and other borrowing interest expense, as presented in the Consolidated Statements of Income, as well as employee compensation (in thousands):

	Banking Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$82,040	$74,518	$234,351	$210,348
Interest expense	32,638	32,088	91,009	89,337
Net interest income	49,402	42,430	143,342	121,011
Provision for credit losses	687	227	6,288	3,618
Net interest income after provision for credit losses	48,715	42,203	137,054	117,393
Noninterest income:
Service charges on deposit accounts	2,001	1,831	5,735	5,333
Gain (loss) on sale of securities, net	—	(3,715)	55	(3,719)
Mortgage banking	1,025	709	2,701	1,835
Investment services	1,747	1,690	5,267	4,899
Insurance commissions	—	1,049	—	4,016
Interchange and debit card transaction fees, net	1,747	1,338	4,841	3,900
Gain on sale of SBKI	—	3,955	—	3,955
Other	1,611	1,780	5,360	5,914
Total noninterest income	8,131	8,637	23,959	26,133
Noninterest expense:
Salaries and employee benefits	21,616	19,544	63,045	58,380
Occupancy and equipment	3,513	3,468	10,208	10,298
FDIC insurance	906	1,025	2,576	2,977
Other real estate and loan related expense	1,800	969	3,398	2,383
Advertising and marketing	504	454	1,299	1,226
Data processing and technology	2,692	2,594	7,811	7,903
Professional services	1,541	1,123	4,100	3,643
Amortization of intangibles	450	536	1,361	1,671
Restructuring expenses	—	1,310	—	1,310
Other	3,334	2,846	9,430	8,945
Total noninterest expense	36,356	33,869	103,228	98,736
Income before income tax expense	20,490	16,971	57,785	44,790
Income tax expense	1,863	3,285	9,156	8,146
Net income	$18,627	$13,686	$48,629	$36,644

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the “Company,” “SmartFinancial,” “we,” “our” or “us”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, SmartBank (the “Bank”). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama, Florida, and Georgia. The Bank’s primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the third quarter and first nine months of 2026:

●	Net income totaled $18.6 million, or $1.10 per diluted common share, during the third quarter of 2026 compared to $13.7 million, or $0.81 per diluted common share, for the same period in 2025.
●	Net income totaled $48.6 million, or $2.86 per diluted common share, during the first nine months of 2026 compared to $36.6 million, or $2.17 per diluted common share, for the same period in 2025.
●	Annualized return on average assets for the three months ended September 30, 2026, and 2025 was 1.20% and 0.96%, respectively.
●	Annualized return on average assets for the nine months ended September 30, 2026, and 2025 was 1.09% and 0.90%, respectively.
●	Organic loans and leases increased year-to-date for 2026, with loans and leases increasing $493.1 million from December 31, 2025.
●	Deposit growth of $423.4 million from December 31, 2025.

Selected Financial Information

The following is a summary of certain financial information for the three and nine month periods ended September 30, 2026 and 2025, and as of September 30, 2026, and December 31, 2025 (dollars in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
Income Statement:
Interest income	$82,040	$74,518	$7,522	$234,351	$210,348	$24,003
Interest expense	32,638	32,088	550	91,009	89,337	1,672
Net interest income	49,402	42,430	6,972	143,342	121,011	22,331
Provision for credit losses	687	227	460	6,288	3,618	2,670
Net interest income after provision for credit losses	48,715	42,203	6,512	137,054	117,393	19,661
Noninterest income	8,131	8,637	(506)	23,959	26,133	(2,174)
Noninterest expense	36,356	33,869	2,487	103,228	98,736	4,492
Income before income taxes	20,490	16,971	3,519	57,785	44,790	12,995
Income tax expense	1,863	3,285	(1,422)	9,156	8,146	1,010
Net income	$18,627	$13,686	$4,941	$48,629	$36,644	$11,985

Per Share Data:
Basic income per common share	$1.11	$0.82	$0.29	$2.89	$2.18	$0.71
Diluted income per common share	$1.10	$0.81	$0.29	$2.86	$2.17	$0.69

Performance Ratios:
Return on average assets	1.20%	0.96%	0.24%	1.09%	0.90%	0.19%
Return on average shareholders' equity	12.64%	10.33%	2.31%	11.36%	9.57%	1.78%

	September 30,	December 31,
	2026	2025	Change
Balance Sheet:
Loans and leases, net	$4,811,043	$4,322,676	$488,367
Deposits	5,576,210	5,152,789	423,421

Analysis of Results of Operations

Third quarter of 2026 compared to 2025

Net income was $18.6 million, or $1.10 per diluted common share, for the third quarter of 2026, compared to $13.7 million, or $0.81 per diluted common share, for the third quarter of 2025.  For the three months ended September 30, 2026, when compared to the comparable period in 2025, the increase in net income of $4.9 million was due to an increase in net interest income after provision for credit losses of $6.5 million, offset by a decrease in noninterest income of $506 thousand, an increase in noninterest expense of $2.5 million and a decrease in income tax expense of $1.4 million.  The tax equivalent net interest margin was 3.45% for the third quarter of 2026, compared to 3.25% for the third quarter of 2025. Noninterest income to average assets was 0.52% for the third quarter of 2026, decreasing from 0.61% for the third quarter of 2025. Noninterest expense to average assets decreased to 2.34% in the third quarter of 2026, from 2.38% in the third quarter of 2025.

First nine months of 2026 compared to 2025

Net income totaled $48.6 million, or $2.86 per diluted common share, for the nine months ended September 30, 2026, compared to $36.6 million, or $2.17 per diluted common share, for the nine months ended September 30, 2025.  The increase in net income of $12.0 million for this period was primarily from the increases in net interest income after provision for credit losses of $19.7 million, offset by a decrease in noninterest income of $2.2 million and an increase in noninterest expense of $4.5 million and an increase in income tax expense of $1.0 million.  The tax equivalent net interest margin was 3.48% for the first nine months of 2026, compared to 3.25% for the first nine months of 2025. Noninterest income to average assets was 0.54% for the first nine months of 2026, compared to 0.64% for the first nine months of

2025.  Noninterest expense to average assets decreased to 2.32% in the first nine months of 2026, from 2.43% in the first nine months of 2025.

Net Interest Income and Yield Analysis

Third quarter of 2026 compared to 2025

Net interest income, taxable equivalent, increased to $49.7 million for the third quarter of 2026, up from $42.8 million for the third quarter of 2025. Net interest income increased due to higher loan and lease balances and lower cost of interest-bearing liabilities.  Average interest-earning assets increased from $5.23 billion for the third quarter of 2025, to $5.71 billion for the third quarter of 2026, primarily from the increase in our average loan and lease balances and average securities balances, which was offset by decreases in cash balances. Over this period, average loan and lease balances increased by $604.5 million and average interest-bearing deposits increased by $447.1 million.  Average securities increased by $55.2 million, average federal funds sold and other interest earning assets decreased by $175.4 million, average subordinated debt increased by $13.7 million, average borrowings decreased by $4.0 million and noninterest-bearing deposits increased by $1.8 million. The tax equivalent net interest margin increased to 3.45% for the third quarter of 2026, compared to 3.25% for the third quarter of 2025. The yield on earning assets increased from 5.68% for the third quarter of 2025, to 5.72% for the third quarter of 2026, primarily due to the deployment of excess cash and cash equivalents into loans and leases. The cost of average interest-bearing deposits decreased from 2.98% for the third quarter of 2025, to 2.71% for the third quarter of 2026, primarily reflecting lower market interest rates and deposit repricing.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2026			2025
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$4,775,909	$73,209	6.08%	$4,171,444	$64,526	6.14%
Taxable securities	602,152	5,882	3.88%	556,894	4,876	3.47%
Tax-exempt securities[2]	79,765	732	3.64%	69,843	558	3.17%
Federal funds sold and other earning assets	252,781	2,528	3.97%	428,209	4,919	4.56%
Total interest-earning assets	5,710,607	82,351	5.72%	5,226,390	74,879	5.68%
Noninterest-earning assets	442,789			408,560
Total assets	$6,153,396			$5,634,950

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$995,731	4,344	1.73%	$869,690	4,048	1.85%
Money market and savings deposits	2,516,407	17,660	2.78%	2,186,245	16,693	3.03%
Time deposits	996,718	8,750	3.48%	1,005,800	9,723	3.84%
Total interest-bearing deposits	4,508,856	30,754	2.71%	4,061,735	30,464	2.98%
Borrowings	314	—	—%	4,351	14	1.28%
Subordinated debt	98,834	1,884	7.56%	85,113	1,610	7.50%
Total interest-bearing liabilities	4,608,004	32,638	2.81%	4,151,199	32,088	3.07%
Noninterest-bearing deposits	901,873			900,079
Other liabilities	58,748			57,843
Total liabilities	5,568,625			5,109,121
Shareholders' equity	584,771			525,829
Total liabilities and shareholders’ equity	$6,153,396			$5,634,950
Net interest income, taxable equivalent		$49,713			$42,791
Interest rate spread			2.91%			2.62%
Tax equivalent net interest margin			3.45%			3.25%

Percentage of average interest-earning assets to average interest-bearing liabilities			123.93%			125.90%
Percentage of average equity to average assets			9.50%			9.33%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $157 thousand and $244 thousand for the three months ended September 30, 2026, and 2025, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $154 thousand and $117 thousand for the three months ended September 30, 2026, and 2025, respectively.

First nine months of 2026 compared to 2025

Net interest income, taxable equivalent, increased to $144.4 million for the first nine months of 2026, up from $122.1 million for the first nine months of 2025. Net interest income was positively impacted, compared to the prior year, primarily by the increase in balances of loans and leases and the increase in yield/rate on interest-earning assets and the decrease in the cost of interest-bearing liabilities.  Average interest-earning assets increased from $5.02 billion for the first nine months of 2025 to $5.54 billion for the first nine months of 2026, primarily due to the Company’s continued organic loan and lease growth and average securities balances, offset by decreases in our average cash balances. Over this period, average loan and lease balances increased by $553.8 million and average interest-bearing deposits increased by $395.5 million.  Comparing the first nine months of 2026 to the first nine months of 2025, average securities increased by $49.1 million, average federal funds sold and other interest earning assets decreased by $80.3 million, average subordinated debt increased by $43.8 million, average borrowings increased by $8.3 million and noninterest-bearing deposits increased by $24.8 million.  The tax equivalent net interest margin increased to 3.48% for the first nine months of 2026, compared to 3.25% for the first nine months of 2025. The yield on earning assets increased from 5.63% for the first nine months of 2025, to 5.68% for the first nine months of 2026, primarily due to the deployment of excess cash and cash equivalents into loans and leases. The cost of average interest-bearing deposits decreased from 2.95% for the first nine months of 2025 to 2.64% for the first nine months of 2026, primarily reflecting lower market interest rates and deposit repricing.

	Nine Months Ended September 30,
	2026			2025

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$4,609,009	$208,805	6.06%	$4,055,251	$183,829	6.06%
Taxable Securities	593,990	17,096	3.85%	558,493	14,499	3.47%
Tax-exempt securities[2]	80,037	2,149	3.59%	66,408	1,506	3.03%
Federal funds and other earning assets	257,070	7,322	3.81%	337,385	11,566	4.58%
Total interest-earning assets	5,540,106	235,372	5.68%	5,017,537	211,400	5.63%
Noninterest-earning assets	419,865			406,751
Total assets	$5,959,971			$5,424,288

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$968,693	12,235	1.69%	$850,720	11,577	1.82%
Money market and savings deposits	2,414,719	48,879	2.71%	2,118,652	47,518	3.00%
Time deposits	915,729	23,892	3.49%	934,255	27,005	3.86%
Total interest-bearing deposits	4,299,141	85,006	2.64%	3,903,627	86,100	2.95%
Borrowings	15,033	371	3.30%	6,769	155	3.06%
Subordinated debt	98,763	5,632	7.62%	55,006	3,082	7.49%
Total interest-bearing liabilities	4,412,937	91,009	2.76%	3,965,402	89,337	3.01%
Noninterest-bearing deposits	919,098			894,254
Other liabilities	55,691			52,905
Total liabilities	5,387,726			4,912,561
Shareholders' equity	572,245			511,727
Total liabilities and shareholders’ equity	$5,959,971			$5,424,288
Net interest income, taxable equivalent		$144,363			$122,063
Interest rate spread			2.92%			2.62%
Tax equivalent net interest margin			3.48%			3.25%

Percentage of average interest-earning assets to average interest-bearing liabilities			125.54%			126.53%
Percentage of average equity to average assets			9.60%			9.43%

1Yields related to tax-exempt loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $569 thousand and $735 thousand for the nine months ended September 30, 2026, and 2025, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $451 thousand and $316 thousand for the nine months ended September 30, 2026, and 2025, respectively.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
Service charges on deposit accounts	$2,001	$1,831	$170	$5,735	$5,333	$402
Gain (loss) on sale of securities, net	—	(3,715)	3,715	55	(3,719)	3,774
Mortgage banking	1,025	709	316	2,701	1,835	866
Investment services	1,747	1,690	57	5,267	4,899	368
Insurance commissions	—	1,049	(1,049)	—	4,016	(4,016)
Interchange and debit card transaction fees, net	1,747	1,338	409	4,841	3,900	941
Gain on sale of SBKI	—	3,955	(3,955)	—	3,955	(3,955)
Other	1,611	1,780	(169)	5,360	5,914	(554)
Total noninterest income	$8,131	$8,637	$(506)	$23,959	$26,133	$(2,174)

Third quarter of 2026 compared to 2025

Noninterest income decreased by $506 thousand during the third quarter of 2026 compared to the same period in 2025. This quarterly change in total noninterest income primarily resulted from the following:

●	Decrease in losses on sale of securities;
●	Increase in interchange and debit card transaction fees, net, primarily related to higher transaction volume;
●	Increase in mortgage banking income, driven by increased volume;
●	Decrease from gain on sale of SBKI; and
●	Decrease in insurance commissions, resulting from the sale of SBKI in the third quarter of 2025.

First nine months of 2026 compared to 2025

Noninterest income decreased by $2.2 million during the first nine months of 2026 compared to the same period in 2025. This change in total noninterest income primarily resulted from the following:

●	Decrease in losses on sale of securities;
●	Increase in interchange and debit card transaction fees, net, primarily related to higher transaction volume;
●	Increase in mortgage banking income, driven by increased volume;
●	Decrease in insurance commissions, resulting from the sale of SBKI in the third quarter of 2025;
●	Decrease from gain on sale of SBKI; and
●	Decrease in other noninterest income, primarily related to lower fees from capital markets activity.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
Salaries and employee benefits	$21,616	$19,544	$2,072	$63,045	$58,380	$4,665
Occupancy and equipment	3,513	3,468	45	10,208	10,298	(90)
FDIC insurance	906	1,025	(119)	2,576	2,977	(401)
Other real estate and loan-related expense	1,800	969	831	3,398	2,383	1,015
Advertising and marketing	504	454	50	1,299	1,226	73
Data processing and technology	2,692	2,594	98	7,811	7,903	(92)
Professional services	1,541	1,123	418	4,100	3,643	457
Amortization of intangibles	450	536	(86)	1,361	1,671	(310)
Restructuring expenses	—	1,310	(1,310)	—	1,310	(1,310)
Other	3,334	2,846	488	9,430	8,945	485
Total noninterest expense	$36,356	$33,869	$2,487	$103,228	$98,736	$4,492

Third quarter of 2026 compared to 2025

Noninterest expense increased by $2.5 million in the third quarter of 2026 as compared to the same period in 2025. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to increased salaries and incentives from franchise growth;
●	Increase in other real estate and loan-related expense, primarily reflecting losses on sales and valuation write-downs on repossessed equipment associated with the Company’s equipment-finance operations; and
●	Decrease in restructuring expenses.

First nine months of 2026 compared to 2025

Noninterest expense increased by $4.5 million in the first nine months of 2026 as compared to the same period in 2025. The change in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to increased salaries and incentives from franchise growth;
●	Increase in other real estate and loan-related expense, primarily reflecting losses on sales and valuation write-downs on repossessed equipment associated with the Company’s equipment-finance operations; and
●	Decrease in restructuring expenses.

Taxes

Third quarter of 2026 compared to 2025

In the third quarter of 2026 income tax expense totaled $1.9 million as compared to $3.3 million in the same period of 2025.  The effective tax rate was approximately 9.1% in the third quarter of 2026 compared to 19.4% in the third quarter of 2025.  The decrease in the effective tax rate is attributable to the purchase of $36 million in transferable energy tax credits at a discount to face value during the third quarter of 2026, which resulted in a $2.6 million reduction in federal income tax expense.

First nine months of 2026 compared to 2025

In the first nine months of 2026 income tax expense totaled $9.2 million compared to $8.1 million in the first nine months of 2025.  The effective tax rate was approximately 15.8% for the first nine months of 2026 compared to 18.2% for the first nine months of 2025. The decrease in the effective tax rate is attributable to the purchase of $36 million in transferable energy tax credits at a discount to face value during the third quarter of 2026, which resulted in a $2.6 million reduction in federal income tax expense.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding of approximately $4.81 billion at September 30, 2026, compared to $4.32 billion at December 31, 2025. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

The following table summarizes the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

		% of		% of
	September 30,	Gross	December 31,	Gross
	2026	Total	2025	Total
Commercial real estate:
Non-owner occupied	$1,301,283	26.8%	$1,196,758	27.5%
Owner occupied	1,105,042	22.8%	1,022,871	23.4%
Consumer real estate	903,135	18.6%	834,626	19.1%
Construction and land development	563,856	11.6%	419,176	9.6%
Commercial and industrial	913,165	18.8%	817,595	18.7%
Leases	49,179	1.0%	55,422	1.3%
Consumer and other	21,032	0.4%	17,134	0.4%
Total loans and leases	4,856,692	100.0%	4,363,582	100.0%
Less: Allowance for credit losses	(45,649)		(40,906)
Loans and leases, net	$4,811,043		$4,322,676

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at September 30, 2026, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

						Rate Structure for Loans and Leases
						Maturing Over One Year
	One Year	One through	Five through	Over Fifteen		Fixed	Floating
	or Less	Five Years	Fifteen Years	Years	Total	Rate	Rate
Commercial real estate:
Non-owner occupied	$174,095	$815,854	$282,990	$28,344	$1,301,283	$457,205	$669,983
Owner occupied	117,155	611,586	343,191	33,110	1,105,042	454,394	533,493
Consumer real estate-mortgage	74,963	209,771	99,758	518,643	903,135	227,442	600,730
Construction and land development	165,389	261,068	79,684	57,715	563,856	33,145	365,322
Commercial and industrial	414,273	380,874	112,510	5,508	913,165	319,622	179,270
Leases	3,120	45,133	926	—	49,179	46,059	—
Consumer and other	14,576	6,275	167	14	21,032	4,606	1,850
Total loans and leases	$963,571	$2,330,561	$919,226	$643,334	$4,856,692	$1,542,473	$2,350,648

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases, as a percentage of total gross loans and leases, net of deferred fees, were 0.28% as of September 30, 2026, and 0.22% December 31, 2025. Total nonperforming assets, as a percentage of total assets, were 0.25% at September 30, 2026, and 0.22% at December 31, 2025.

The following table is a summary of our loans and leases that were past due at least 30 days but less than 89 days, and 90 days or more past due, excluding nonaccrual loans for the periods presented (dollars in thousands):

		Accruing Loans		Accruing Loans
		30-89 Days		90 Days or More		Total Accruing
		Past Due		Past Due		Past Due Loans
			Percentage of		Percentage of		Percentage of
	Total		Loans in		Loans in		Loans in
	Loans	Amount	Category	Amount	Category	Amount	Category
September 30, 2026
Commercial real estate:
Non-owner occupied	$1,301,283	$-	-%	$-	-	$-	-%
Owner occupied	1,105,042	861	0.08	-	-	861	0.08
Consumer real estate	903,135	968	0.11	-	-	968	0.11
Construction and land development	563,856	3	0.00	-	-	3	0.00
Commercial and industrial	913,165	4,704	0.52	-	-	4,704	0.52
Leases	49,179	8,316	16.91	-	-	8,316	16.91
Consumer and other	21,032	88	0.42	-	-	88	0.42
Total	$4,856,692	$14,940	0.31%	$-	-%	$14,940	0.31%

December 31, 2025
Commercial real estate:
Non-owner occupied	$1,196,758	$-	-%	$-	-%	$-	-%
Owner occupied	1,022,871	803	0.08	-	-	803	0.08
Consumer real estate	834,626	2,673	0.32	-	-	2,673	0.32
Construction and land development	419,176	68	0.02	-	-	68	0.02
Commercial and industrial	817,595	1,287	0.16	-	-	1,287	0.16
Leases	55,422	1,404	2.53	-	-	1,404	2.53
Consumer and other	17,134	120	0.70	-	-	120	0.70
Total	$4,363,582	$6,355	0.15%	$-	-%	$6,355	0.15%

The following table is a summary of our nonaccrual loans and leases for the periods presented (dollars in thousands):

	September 30, 2026			December 31, 2025
		Nonaccrual Loans			Nonaccrual Loans
			Percentage of			Percentage of
	Total		Loans in	Total		Loans in
	Loans	Amount	Category	Loans	Amount	Category
Commercial real estate:
Non-owner occupied	$1,301,283	$704	0.05%	$1,196,758	$672	0.06%
Owner occupied	1,105,042	1,766	0.16	1,022,871	1,934	0.19
Consumer real estate	903,135	2,451	0.27	834,626	2,300	0.28
Construction and land development	563,856	55	0.01	419,176	-	-
Commercial and industrial	913,165	3,087	0.34	817,595	1,828	0.22
Leases	49,179	5,531	11.25	55,422	2,858	5.16
Consumer and other	21,032	8	0.04	17,134	9	0.05
Total	$4,856,692	$13,602	0.28%	$4,363,582	$9,601	0.22%

Allowance for credit losses to nonaccrual loans		335.61%			426.06%

Allocation of the Allowance for Credit Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the expected credit losses in the loan and lease portfolio. Our provision for credit losses for loans and leases for the nine months ended September 30, 2026, was $6.1 million compared to $2.9 million in the same period of 2025, an increase of $3.2 million.  As of September 30, 2026, and December 31, 2025, our allowance for credit losses was $45.6 million and $40.9 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for credit loss as a percentage of total loans and leases was 0.94% at September 30, 2026 and December 31, 2025, respectively.  During the quarter ending March 31, 2026, the Bank enhanced its ACL methodology for loans and leases. See Note 1. Recently Modified Accounting Policies and Allowance for Credit Losses in the Notes to our Consolidated Financial Statements in this Form 10-Q for further information related to these changes.

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

		Percentage of Loans		Ratio of Allowance
	Amount of	in Each Category	Total	Allocated to Loans in
	Allowance Allocated	to Total Loans	Loans	Each Category
September 30, 2026
Commercial real estate:
Non-owner occupied	$8,580	26.8%	$1,301,283	0.66%
Owner occupied	6,031	22.8	1,105,042	0.55
Consumer real estate	9,832	18.6	903,135	1.09
Construction and land development	10,204	11.6	563,856	1.81
Commercial and industrial	8,371	18.8	913,165	0.92
Leases	2,424	1.0	49,179	4.93
Consumer and other	207	0.4	21,032	0.98
Total	$45,649	100.0%	$4,856,692	0.94%

December 31, 2025
Commercial real estate:
Non-owner occupied	$8,044	27.5%	$1,196,758	0.67%
Owner occupied	8,876	23.4	1,022,871	0.87
Consumer real estate	8,767	19.1	834,626	1.05
Construction and land development	4,298	9.6	419,176	1.03
Commercial and industrial	8,611	18.7	817,595	1.05
Leases	2,173	1.3	55,422	3.92
Consumer and other	137	0.4	17,134	0.80
Total	$40,906	100.0%	$4,363,582	0.94%

The allowance associated with the individually evaluated loans and leases was approximately $1.8 million at September 30, 2026, and $4.9 million at December 31, 2025.

Analysis of the Allowance for Credit Losses

The following is a summary of changes in the allowance for credit losses for the periods presented including the ratio of the allowance for credit losses to total loans and leases as of the end of each period (dollars in thousands):

								Ratio of Net (charge-offs)
		Provision for		Net (charge-offs)		Average		Recoveries to
		Credit Losses		Recoveries		Loans		Average Loans
Three Months Ended September 30, 2026
Commercial real estate
Non-owner occupied		$194		$-		$1,308,924		-%
Owner occupied		(2,259)		-		1,093,658		-
Consumer real estate		538		-		895,612		-
Construction and land development		952		-		529,406		-
Commercial and industrial		375		(211)		875,103		(0.02)
Leases		1,173		(372)		52,959		(0.70)
Consumer and other		85		(78)		20,247		(0.39)
Total		$1,058		$(661)		$4,775,909		(0.01)%

Three Months Ended September 30, 2025
Commercial real estate
Non-owner occupied		$(13)		$-		$1,138,519		-%
Owner occupied		15		2		965,716		-
Consumer real estate		(297)		39		811,061		-
Construction and land development		(358)		-		385,154		-
Commercial and industrial		325		(905)		791,769		(0.11)
Leases		542		(83)		63,222		(0.13)
Consumer and other		137		(106)		16,003		(0.66)
Total		$351		$(1,053)		$4,171,444		(0.03)%

Nine Months Ended September 30, 2026
Commercial real estate:
Non-owner occupied		$536		$-		$1,263,182		-%
Owner occupied		(2,857)		12		1,055,439		-
Consumer real estate		1,065		-		864,314		-
Construction and land development		5,848		58		510,905		0.01
Commercial and industrial		327		(567)		844,521		(0.07)
Leases		911		(660)		51,108		(1.29)
Consumer and other		295		(225)		19,540		(1.15)
Total		$6,125		$(1,382)		$4,609,009		(0.03)%

Nine Months Ended September 30, 2025
Commercial real estate:
Non-owner occupied		$269		$-		$1,106,807		-%
Owner occupied		533		5		938,816		-
Consumer real estate		235		39		788,469		-
Construction and land development		(276)		200		374,425		0.05
Commercial and industrial		1,100		(902)		769,715		(0.12)
Leases		837		(429)		61,461		(0.70)
Consumer and other		244		(204)		15,558		(1.31)
Total		$2,942		$(1,291)		$4,055,251		(0.03)%

Securities Portfolio

Our available-for-sale securities portfolio is carried at fair market value and our held-to-maturity securities portfolio is carried at amortized cost, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our securities portfolio increased from $662.0 million at December 31, 2025, to $676.0 million at September 30, 2026, primarily as a result of available-for-sale securities purchases. Our securities to asset ratio has decreased from 11.3% at December 31, 2025, to 10.7% at September 30, 2026.

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at September 30, 2026 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	One Year		One through		Five through		Over Ten
	or Less		Five Years		Ten Years		Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Available-for-sale:	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	-%	$31,283	1.28%	$—	-%	$—	-%	$31,283	1.28%
U.S. Government agencies	—	-	—	-	21,439	4.84	—	-	21,439	4.84
State and political subdivisions	530	2.00	5,354	3.15	4,659	4.67	28,313	5.33	38,856	4.91
Other debt securities	—	-	6,992	7.21	13,772	6.26	1,000	6.63	21,764	6.58
Mortgage-backed securities	4,793	1.34	46,787	4.68	57,078	4.24	367,516	4.17	476,174	4.20
Total securities	$5,323	1.46	$90,416	3.61	$96,948	4.68	$396,829	4.26	$589,516	4.20

Held-to-maturity:
U.S. Treasury	$—	-%	$—	-%	$—	-%	$—	-%	$—	-%
U.S. Government agencies	—	-	20,711	1.90	25,206	1.82	—	-	45,917	1.86
State and political subdivisions	—	-	2,945	2.55	21,510	2.11	25,276	2.30	49,731	2.23
Other debt securities	—	-	—	-	—	-	—	-	—	-
Mortgage-backed securities	—	-	4,553	2.14	—	-	18,421	2.11	22,974	2.12
Total securities	$—	-	$28,209	2.01	$46,716	1.95	$43,697	2.13	$118,622	2.06
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts and certificates of deposit. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2026, and December 31, 2025, the Company had $134.1 million and $51.9 million in brokered deposits, respectively.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and nine months ending September 30, 2026, and 2025, respectively (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$901,873	16.7%	—%	$900,079	18.1%	—%
Interest-bearing demand	995,731	18.4%	1.73%	869,690	17.5%	1.85%
Money market and savings	2,516,407	46.5%	2.78%	2,186,245	44.1%	3.03%
Time deposits	996,718	18.4%	3.48%	1,005,800	20.3%	3.84%
Total average deposits	$5,410,729	100.0%	2.26%	$4,961,814	100.0%	2.44%

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$919,098	17.6%	—%	$894,254	18.6%	—%
Interest-bearing demand	968,693	18.6%	1.69%	850,720	17.7%	1.82%
Money market and savings	2,414,719	46.3%	2.71%	2,118,652	44.2%	3.00%
Time deposits	915,729	17.5%	3.49%	934,255	19.5%	3.86%
Total average deposits	$5,218,239	100.0%	2.18%	$4,797,881	100.0%	2.40%

The Company believes its deposit product offerings are properly structured to attract and retain core deposit relationships. The average cost of interest-bearing deposits for the three months ended September 30, 2026, and 2025, was 2.71% and 2.98%, respectively. The cost decrease was primarily attributable to lower market interest rates and the repricing of interest-bearing deposits.  The average cost of interest-bearing deposits for the nine months ended September 30, 2026, and 2025, was 2.64% and 2.95%, respectively. The cost decrease was primarily attributable to lower market interest rates and the repricing of interest-bearing deposits.

Total deposits as of September 30, 2026, were $5.58 billion, which was an increase of $423.4 million from December 31, 2025.  This increase was driven primarily by increases in money market deposits of $321.5 million, interest-bearing demand deposits of $117.6 million, brokered deposits of $82.2 million and certificate time deposits of $44.9 million, offset by a decline in noninterest demand deposits of $142.8 million. As of September 30, 2026, the Company had outstanding time deposits under $250,000 with balances of $531.0 million and time deposits over $250,000 with balances of $466.7 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

September 30,
2026
Three months or less	$152,780
Three to six months	168,975
Six to twelve months	135,268
More than twelve months	9,691
Total	$466,714

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be down-streamed as Tier 1 capital to the Bank. Borrowings totaled $345 thousand at September 30, 2026, and consisted entirely of securities sold under repurchase agreements.  Long-term debt totaled $98.9 million at September 30, 2026, and $98.7 million at December 31, 2025, respectively, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see “Part I - Item 1. Consolidated Financial Statements – Note 6 – Borrowings, Line of Credit and Subordinated Debt” of this report.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At September 30, 2026 and December 31, 2025, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time, we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements – Note 12 – Regulatory Matters” of this report.

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At September 30, 2026, we had $1.07 billion of pre-approved but unused lines of credit and $22.8 million of standby letters of credit. These commitments generally have fixed expiration dates, and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

Earnings Simulation Model. We believe interest rate risk is effectively measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts or 12-month ramp in market interest rates over time. For changes up or down in rates from our static interest rate forecast over the next 12 months, estimated changes in the decline in net interest income are as follows:

Estimated % Change in Net Interest Income Over 12 Months
September 30, 2026:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	0.13%
200 basis points increase	(1.10)%
100 basis points decrease	(0.82)%
200 basis points decrease	0.22%

Estimated % Change in Net Interest Income Over 12 Months
September 30, 2026:
12-month ramp, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(0.19)%
200 basis points increase	(1.56)%
100 basis points decrease	(0.34)%
200 basis points decrease	0.63%

Economic Value of Equity Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.

To help monitor our related risk, we’ve established the following policy limits regarding simulated estimated changes in our economic value of equity:

Current Estimated Instantaneous Rate Change
September 30, 2026:
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
100 basis points increase	(1.24)%
200 basis points increase	(2.80)%
100 basis points decrease	1.75%
200 basis points decrease	2.25%

At September 30, 2026, our model results indicated that we were within our policy limits.

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

The Company has $5.3 million in securities that mature throughout the next 12 months. The Company also has unused borrowing capacity in the amount of $1.16 billion available with the Federal Reserve, Federal Home Loan Bank, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Market Risk and Liquidity Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2026 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
(c)	Issuer Purchases of Registered Equity Securities

On January 30, 2026, the Company announced that its board of directors had authorized a stock repurchase program, effective March 1, 2026, and will expire on February 28, 2027, pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of September 30, 2026, we have purchased $0 of the authorized $10.0 million.

The following table summarizes the Company’s repurchase activity during the three months ended September 30, 2026.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of		Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
July 1, 2026 to July 31, 2026	—	$—	—	$10,000
August 1, 2026 to August 31, 2026	—	—	—	10,000
September 1, 2026 to September 30, 2026	—	—	—	10,000
Total	—	$—	—	$10,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	Not applicable
(b)	Not applicable
(c)	Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
10.1	Form of Employee Restricted Stock Award Certificate	Filed herewith.
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

SmartFinancial, Inc.

Date:	November 9, 2026	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	November 9, 2026	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)